Form 10-Q
period 1996-09-30
EVEREST FUTURES FUND L P
filed 1996-11-19
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

For the quarter period ended September 30, 1996

COMMISSION FILE NUMBER 0-17555

Everest Futures Fund, L.P.
(Exact name of registrant as specified in its charter)


Iowa                                          42-1318186
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


508 North Second St.                                   52556
Suite 302, Fairfield, Iowa                             (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:   (515) 472-5500

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No

Part I.  Financial Information

Item 1: Financial Statements

Following are Financial Statements for the fiscal quarter ended
September 30, 1996 and the additional time frames as noted:

                    Fiscal Quarter   Year to Date   Fiscal Year   Fiscal Quarter   Year to Date
                        Ended             To          Ended           Ended             To
                       9/30/96          9/30/96      12/31/95        9/30/95          9/30/95
Statement of
Financial Condition       X                              X

Statement of
Operations                X                X                            X                 X

Statement of Changes
in Partners' Capital                       X

Statement of
Cash Flows                                 X                                              X

Notes to Financial
Statements                                 X


EVEREST FUTURES FUND, L.P.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 1996 and December 31, 1995
(Unaudited)
                                               September 30,   December 31,
                                                   1996	           1995
ASSETS

Cash and cash equivalents	                     $6,235,516	     $1,167,666
Equity in commodity trading accounts:
 Net unrealized trading gains on open contracts	  911,488          84,024
	Amount due from broker	                        1,364,743	      1,023,069
Interest receivable	                                5,606	          4,478

	Total assets                                 	$8,517,353     	$2,279,237


LIABILITIES AND PARTNERS'EQUITY

LIABILITIES
	Accrued expenses                             	$     9,341    $    19,006
	Commissions payable                               	38,593         	8,386
	Management and incentive fee payable              	26,798         	7,009
	Redemptions payable                               	25,063         	2,864
	Deferred partnership offering proceeds           	435,868       	149,250
	Total liabilities                                	535,663       	186,515

Minority interest                                 	103,833             	0

Partners' equity                                	7,877,858     	2,092,722

	Total liabilities, minority interest
  and partners' equity                          $8,517,353     $2,279,237

In the opinion of management, these statements reflect all adjustments necessary to fairly state thefinancial condition of Everest Futures Fund, L.P.


EVEREST FUTURES FUND, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)

                                  	Jul 1, 1996  	Jan 1, 1996  	Jul 1, 1995  	Jan 1, 1995
                                    	through       through        through      	through
                                  	Sep 30, 1996  Sep 30,1996	  Sep 30, 1995  Sep 30, 1995
TRADING INCOME AND (EXPENSE)
	Net realized trading gains on
	closed contracts                  	($424,150)   	($386,625)    	($5,908)    	$516,352
	Change in net unrealized trading
	gains/losses on open contracts      	587,499     	$823,241    	($32,878)   	($122,781)
	Brokerage conunissions             	(113,479)   	($257,110)   	($22,505)    	($70,282)
	TOTAL TRADING INCOME (LOSS)          	49,869      	179,507     	(61,291)     	323,288

Interest income,
 net of cash management fees          	96,373     	$215,890     	$19,231      	$45,732

	TOTAL INCOME (LOSS)                 	146,242      	395,398     	(42,059)      369,021

GENERAL AND ADMINISTRATIVE EXPENSES
	Advisor's management fees            	77,136     	$173,727     	$14,846      	$37,096
	Advisor's incentive fee                   	0       	$2,555     	$13,351	      $24,468
	Administrative expenses             	14,739      	$58,955     	($8,085)     	$16,381
	TOTAL EXPENSES                       	91,875      	235,236      	20,110       	77,944

Minority Interest                       	(737)      	(3,833)          	0             0
NET INCOME (LOSS)                    	$53,630     	$156,329    	($62,170)    	$291,077

Net income (loss) per unit of
 partnership interest	(for a unit
 outstanding throughout each period):  	$8.09        $37.32     	($55.79)     	$353.38


These Statements of Operations, in the opinion of management, reflect all adjustments necessary to fairly state the financial condition of Everest Futures Fund, L.P.


EVEREST FUTURES FUND, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'EQUITY
For the Nine Months Ended September 30, 1996
(Unaudited)

                     LIMITED PARTNERS'        GENERAL PARTNER           TOTAL
                      Units	  Amount	          Units	  Amount	       Units	  Amount
Partners'equity at
 December 31, 1995  1,414.77	  2,045,667	        32.54	  47,055     	1,447.31	  2,092,722
Additions	          4,843.11	  7,050,474	        20.73	  30,064	     4,863.94	  7,080,538
Redemptions	         (999.94)	(1,451,705)	        0.00	       0	      (999.94) (1,451,705)
Net income for
 the nine months
	ended September 30,1996		       154,418		                1,910	                  156,328

Partners' equity at
 September 30, 1996	5,257.94	  7.798,855	        53.27	  79,029      5,311.21	  7,877,884


Net asset value per unit
	December 3l,1995		             1,445.94		             1,445.94

Net profit (loss) per unit
	September 30, 1996	              	37.32	                	37.32

Net asset value per unit
	September 30, 1996	           	1,483.26             		1,483.26

These Statements of Changes in Partners' Equity, in the opinion of management, reflect all adjustments necessary to fairly state the financial condition of Everest Futures Fund, L.P.


EVEREST FUTURES FUND, L.P. CONSOLIDATED STATMENTS OF CASH
FLOWS (Unaudited)

                                            	Jan 1, 1996          Jan 1, 1995
	                                              through             	through
	                                            Sep3O,l996          	Sep3O,l995
Cash flows from operating activities:
	Net profit (loss)                           	$156,329            	$291,075
	Adjustments to reconcile net profit
	(loss) to net cash provided by
	(used in) operating activities:
	Change in assets and liabilities:
	Equity in commodity trading
	account                                  	(1,169,166)           	(351,943)
	Interest receivable                          	(1,128)                 	79
	Accrued liabilities	                         326,949               	6,200
	Redemptions payable                          	22,199
	Other receivables	                                                	(2,826)

	Net cash provided by (used in)             	(664,817)	            (57,415)
	operating activities

Cash flows from investing activities:
	US Treasury bills	                                              	(253,441)

Cash flows from financing activities
	Units Sold                                	7,080,538             	529,783
	Partner redemptions	                      (1,451,705)           	(150,241)
	Minority interest	                           103,833

	Net cash provided by (used in)
	financing activities                      	5,732,667             	379,542

Net increase (decrease) in cash            	5,067,849              	68,686

Cash at beginning of period	                1,167,666              	38,053

Cash at end of period                     	$6,235,515            	$106,739

These Statements of Cash Flows, in the opinion of management, reflect all adjustments necessary tofairly state thefinancial condition of Everest Futures Fund, L.P.


EVEREST FUTURES FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

September 30, 1996


(1)  GENERAL INFORMATION AND SUMMARY

Everest Futures Fund, L.P. (the "Partnership") is a limited partnership organized on June 20, 1988 under the Iowa Uniform Limited Partnership Act.
The business of the Partnership is the speculative trading of commodity futures contracts and other commodity interests, including forward contracts on foreign currencies ("Commodity Interests") either directly or through investing in other, including subsidiary, partnerships, funds or other limited liability entities. The Partnership commenced its trading operations on February 1, 1989 and its General Partner is Everest Asset Management, Inc. (the "General Partner") a Delaware corporation organized in December, 1987.

The Partnership was initially organized on June 20, 1988 under the name Everest Energy Futures Fund, L.P. and its initial business was the speculative trading of Commodity Interests, with a particular emphasis on the trading of energy-related commodity interests. However, effective September 12, 1991, the Partnership changed its name to "Everest Futures Fund, L.P." and at the same time eliminated its energy concentration trading policy. The Partnership thereafter has traded futures contracts and options on futures contracts on a diversified portfolio of financial instruments and precious metals and trades forward contracts on currencies.

 The public offering of the Partnership's Units of limited partnership interests ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $8,039,001.72 for 5,514.93 Units sold July 1, 1995 through September 30, 1996.

On February 29, 1996, the Partnership amended its Agreement of
Limited Partnership permitting the Partnership to conduct its trading business by investing in other partnerships and funds and in subsidiary partnerships or other limited liability entities. Effective close of business on March 29, 1996 the Partnership invested all of its assets in another limited partnership, the Everest Futures Fund II L.P.
("Everest II"), a Delaware limited partnership in which the Partnership is the sole limited partner. As a result, the Partnership does not currently invest directly in Commodity Interests. Instead, the Partnership transferred all of its assets to Everest II in return for its Everest II limited partnership interest. Everest II invests directly in Commodity Interests through John W. Henry & Co. Inc. ("JWH"), an independent commodity trading advisor which had hitherto been the advisor to the Partnership.

Everest II has two general partners, Everest Asset Management, Inc. - the current General Partner of the Partnership, and CIS Investments, Inc. ("CISI"), which is a wholly-owned subsidiary of Cargill Investor Services, Inc., the former clearing broker of the Partnership and now the Clearing Broker for Everest II. CIS Financial Services, Inc., an affiliate of the Commodity Broker, acts as the Partnership's currency dealer. CISI and the General Partner are registered with the CFTC as commodity pool operators and are members of the NFA in such capacity.

On September 13, 1996 the Commission accepted for filing a Form 10 - Registration of Securities for the Partnership, and public reporting of Units of the Partnership sold as a private placement commenced at that time and has continued to the present.

Upon ten days written notice, a Limited Partner may require the Partnership to redeem all or part of his Units effective as of the close of business (as determined by the General Partner) on the last day of any month at the Net Asset Value thereof on such date. Notwithstanding the above, pursuant to the Amended and Restated Agreement of Limited Partnership, the General Partner may, in its sole discretion, and on ten days' notice, require a Limited Partner to redeem all or part of his Units in the Partnership as of the end of any month. There are no additional charges to the Limited Partner at redemption. The Partnership's Amended and Restated Agreement of Limited Partnership contains a full description of redemption and distribution procedures. The Partnership may redeem its sole limited partnership interest in Everest II effective as of the end of one business day after such redemption request has been made. Everest II's Limited
Partnership Agreement contains a full description of that partnership's redemption and distribution procedures.

Since commencing trading operations, the Partnership has engaged in the speculative trading of Commodity Interests and will continue to do so until its dissolution and liquidation, which will occur on the earlier of December 31, 2020 or the occurrence of any of the events set forth in Paragraph 4(a) of the Agreement of Limited Partnership. Such events are (i) an election to dissolve the Partnership made by over 50% of the Limited Partnership Units at least 90 days prior to dissolution, (ii) withdrawal, insolvency, or dissolution of the General Partner (unless a new general partner is substituted), (iii) decline in the Net Asset Value of the Partnership at the close of any business day to less than $300,000, or (iv) any event which will make it unlawful for the existence of the Partnership to be continued or requiring termination of the Partnership. The termination of Everest II shall occur on the first to occur of the following:
(i) December 31, 2025; (ii) withdrawal, insolvency or dissolution of a General Partner or any other event that causes a General Partner to cease to be a general partner unless (a) at the time of such event there is at least one remaining general partner of Everest II to carry on the business of Everest II, or (b) within ninety (90) days after such event, all partners agree in writing to continue the business of Everest II and to the appointment of one or more managing general partners of Everest II, or any event which will make it unlawful for the existence of Everest II to continue.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Partnership conform to generally accepted accounting principles and to general practices within the commodities industry. The following is a description of the more significant of those policies which the Partnership follows in preparing its financial statements. All references to the "Partnership" herein shall mean Everest Futures Fund, L.P. or its affiliate, Everest Futures Fund II, L.P. as the context requires.

Financial Accounting Standards Board ("FASB") Interpretation No. 39
Reporting

Reporting in accordance with FASB Interpretation No. 39 ("FIN 39") is not applicable to the Partnership and the provisions of FIN 39 do not have any effect on the Partnership's financial statements.

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are reported on an identified cost basis. Realized gains and losses are determined by comparing the purchase price to the sales price when the trades are offset. Unrealized gains andlosses reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities and their related options) as of the last business day of the quarter end.


The Partnership earns interest on 100 percent of the Partnership's average monthly cash balance on deposit with the Clearing Broker equal to between 20% and 50% of the Partnership assets at a rate equal to the average 90-day Treasury bill rate for U.S. Treasury bills issued during that month. The balance of the Partnership's assets are held in an account at Citibank, N.A. invested in a range of government securities, Eurodollar, CD's, commercial paper, at the discretion of Horizon Cash Management, LLC, an investment advisor.

Commissions

The Partnership pays the Clearing Broker brokerage commissions equal to 0.5% of Partnership Beginning Net Asset Value each month. This amounts to approximately 6% annually of the Partnership's average Net Asset Value
(NAV). Of this amount, the General Partner will receive approximately 83% of the fees paid equal to approximately 5% of the Partnership's average NAV. The General Partnership pays CISI a monthly co-general partner fee of 1/12 of 0.40% of the month-end NAV of Everest II.

Foreign Currency Transactions

Trading accounts on foreign currency denominations are susceptible to both movements on underlying contract markets as well as fluctuation in currency rates. Foreign currencies are translated into U.S. dollars for closed positions at an average exchange rate for the quarter while quarter-end balances are translated at the quarter-end currency rates. The impact of the translation is reflected in the statement of operations.

Statements of Cash Flows

For purposes of the statements of cash flows, cash represents cash on deposit in the Partnership's bank accounts and at Horizon Cash Management LLC.

(3) FEES

Management fees are accrued and paid monthly, incentive fees are accrued monthly and paid quarterly and General Partners' administrative fees are paid annually and amortized monthly. Trading decisions for the period of these financial statementswere made by John W. Henry & Company, Inc. ("JWH"), the Partnership's Commodity Trading Advisor ("CTA"). Pursuant to an agreement between the Partnership and JWH, JWH receives 0.33% of the month-
end net asset value of the Partnership under its management.   The
Partnership pays JWH a quarterly incentive fee of 15% of trading profits achieved on the NAV of the Partnership allocated by the General Partners to such Advisor's management.

The Partnership pays an annual administrative fee of $24,000 to CISI.


(4) INCOME TAXES

No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership.

(5) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Partnership was formed to speculatively trade Commodity Interests. It has commodity transactions and cash on deposit at its Clearing Broker.
In the event that volatility of trading of other customers of the Clearing Broker impaired the ability of the Clearing Broker to satisfy its obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards
No. 105 ("SFAS 105") as a credit risk. Tomitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers relating to futures contracts in regulated commodities in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital of at least 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker has controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at the Clearing Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.

The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of non-performance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House.

The Partnership holds futures and futures options positions on the various exchanges throughout the world.  The Partnership does not trade over
the counter contracts.   As defined by SFAS 105, futures positions are
classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the Trading Advisors were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. The Partnership has a contract with one CTA who makes all of the trading decisions. The CTA trades aprogram diversified among the various futures contracts in the financials and metals group. The CTA trades on U.S. and non-U.S. exchanges. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.


The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of September 30, 1996:


COMMODITY GROUP				                             UNREALIZED GAIN/(LOSS)

FOREIGN CURRENCIES					                               82,593.42

STOCK INDICES						                                   (2,265.48)

ENERGIES							                                            0.00

METALS							                                        167,780.00

INTEREST RATE INSTRUMENTS			                         663,380.19

TOTAL							                                         911,488.13


The range of maturity dates of these exchange traded open contracts is December of 1996 to June of 1997. The average open trade equity for period of January 1, 1996 to September 1, 1996 was $409,073.35.

The margin requirement at September 30, 1996 was $1,764,867.00. To meet this requirement, the Partnership had on deposit with the Clearing Broker $538,226.70 in segregated funds, $1,215,213.43 in secured funds, and $522,791.35 in non-regulated funds.


(6) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for theinterim periods presented. These adjustments consist primarily of normal recurring accruals.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operation


Fiscal Quarter ended September 30, 1996

The Partnership recorded a gain of $53,630 or $8.09 per Unit for the third
quarter of 1996.   This compares to a loss of $62,170 or $55.79 per Unit for the third quarter of 1996.

The first and second months of the quarter saw losses in currencies and metals. Favorable positions in global interest rates and metals generated solid gains in the third month of the quarter. Overall, the third quarter ended positively for the Partnership's account managed by John W. Henry & Company, Inc.

In July, sharp declines in the U.S. stock market weakened the dollar against other key currencies as some investors fled U.S. assets in search of opportunities overseas. In foreign exchange, the U.S. dollar lost ground against the German mark and the Japanese yen as the prospect for a hike in U.S. interest rates seemed more unlikely. Positions in gold and silver were unprofitable as were positions in global stock indices. The Partnership recorded a loss of $142,018 or $28.05 per Unit in July.

The Japanese yen, German mark and U.S. dollar fluctuated throughout the month of August. Market participants in the financial markets remained cautious, with few willing to take positions prior to key central bank policy meetings and economic reports slated at month end. The German Bundesbank's decision to sharply lower a key interest rate surprised the market and sparked a European bond rally. The Japanese yen, German mark and U.S. dollar fluctuated throughout the month. The Partnership recorded a loss of $58,269 or $11.52 per Unit in August.

In September, the U.S. dollar reached a ten-week high against the Japanese yen, the German mark and the Swiss franc. Overseas investors followed closely the budget reports of key European nations seeking to meet Maastricht Treaty criteria for membership in the EMU. Convinced of the commitment of these nations to the EMU and of the concurrent necessity for low European interest rates to ensure economic growth, foreign investors turned to higher yielding U.S. dollar-denominated assets. Foreign central banks were heavy buyers of U.S. bonds. The Partnership recorded a profit of $253,918 or $47.66 per Unit in September.

Fiscal Quarter ended September 30, 1996 (cont.)

In September 1996, John W. Henry & Company, Inc. ("JWH"), the sole commodity trading advisor of the Partnership, was named as a co-defendant in class action lawsuits brought in the California Superior Court, Los Angeles County and the New York Supreme Court, New York County. The actions, which seek unspecifieddamages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit and intends to contest these allegations.

During the quarter, additional Units sold consisted of 1,072.50 limited partnership units; there were 6.58 general partner units sold . Additional Units sold during the quarter represented a total of $1,568,494. There were
437.213 Units redeemed during the quarter. At the end of the quarter there were 5,311.21 Units outstanding (including 53.27 Units owned by the General Partner).

During the fiscal quarter ended September 30, 1996, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

The Partnership currently only trades on recognized global futures exchanges. In the event the Partnership begins trading over the counter contracts, any credit exposure to a counterparty which exceeds 10% of the Partnership's total assets will be disclosed.

See Footnote 5 of the Financial Statements for procedures established by the General Partners to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Footnote 5, the General Partner reviews on a daily basis reports of the Partnership's performance, including monitoring of the daily net asset value of the Partnership. The General Partner also reviews the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partners rely on the policies of the Clearing Broker to monitor specific credit risks. The
Clearing Broker does not engage in proprietary trading and thus has no direct market exposure which minimizes the likelihood that the Partnership will suffer trading losses through the Clearing Broker.

Fiscal Quarter ended June 30, 1996

The Partnership recorded a gain of $166,292.07 or $38.12 per Unit for the second quarter of 1996. Favorable positions in global currency and physical commodity markets generated profits in the first and third months of the quarter. The second month of the quarter saw losses in metals and global interest rates. Overall, the second quarter ended positively for the Partnership's account managed by John W. Henry & Company, Inc.

In April, crude oil prices continued to surge upwards as refiners pushed to replenish record-low inventory levels. The currency markets saw relatively high U.S. bond yields which attracted investors to the U.S. dollar, thus strengthening the dollar against the German mark and Swiss franc. The Partnership recorded a profit of $131,251.60 or $33.11 per Unit in April.

In May, crude oil prices succumbed to political pressures and the expected impact on world oil supplies of the long-anticipated U.N./Iraq oil agreement. In the currency markets, the British pound declined to a two-year low against the U.S. dollar early in the month, but rallied back by the end of the month well ahead of the dollar as well as the German mark. The Partnership recorded a loss of $119,022.14 or $27.99 per Unit in May.

In June, the metals markets were impacted by repercussions from the Sumitomo copper trading losses and by an increase in the world supply of gold; the result of selling by central banks. Crude oil prices reflected continued inventory shortages and the renewal of tension in the Middle East. The U.S. dollar reached a 28-month high against the Japanese yen early in the month, but ended lower at month's end as investors turned to higher yielding European currencies. The Partnership recorded a profit of $154,062.61 or $32.994 per Unit in June.

Fiscal Quarter ended  June 30, 1996 (cont.)

During the quarter, additional Units sold consisted of 2,276.113 limited partnership units and 100 general partner units. Additional Units sold during the quarter represented a total of $3,313,644.33. There were 497.443 Units redeemed during the quarter. At the end of the quarter there were 4,669.341 Units outstanding (including 46.697 Units owned by the General Partners).

During the fiscal quarter ended June 30, 1996, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material.

The Partnership currently only trades on recognized global futures exchanges. In the event the Partnership begins trading over the counter contracts, any credit exposure to a counterparty which exceeds 10% of the Partnership's total assets will be disclosed.

Part II.  OTHER INFORMATION

Item 1         Legal Proceedings

                  None

Item 2.        Changes in Securities

                  None

Item 3.        Defaults Upon Senior Securities

                  None

Item 4.        Submission of Matters to a Vote of Security Holders

                  None

Item 5.        Other Information

                  None

Item 6.        Exhibits and Reports on Form 8-K

               a)  Exhibits

                  None

               b)  Reports on Form 8-K

                  None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                               EVEREST FUTURES FUND, L.P.

Date: November 15, 1996                   By:  Everest Asset Management, Inc.
                                             		its General Partner


                                          By:  _____________
                                        							John P. Lass
                                        							its President