Form 10-Q/A
period 1996-09-30
EVEREST FUTURES FUND L P
filed 1997-01-13
CIK 837919

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM EVEREST FUTURES FUND, L.P. FOR THE THIRD QUARTER OF 1996 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 10-Q.
[/LEGEND]
[CIK] 0000837919
[NAME] EVEREST FUTURES FUND, L.P

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               SEP-30-1996
[CASH]                                       8,511,747
[SECURITIES]                                         0
[RECEIVABLES]                                    5,606
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                               8,517,535
[CURRENT-LIABILITIES]                          535,663
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                   7,981,691
[TOTAL-LIABILITY-AND-EQUITY]                 8,517,535
[SALES]                                              0
[TOTAL-REVENUES]                               146,242
[CGS]                                                0
[TOTAL-COSTS]                                   92,612
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                 53,630
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                             53,630
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    53,630
[EPS-PRIMARY]                                     8.09
[EPS-DILUTED]                                     8.09