Form 10-K
period 1996-12-31
EVEREST FUTURES FUND L P
filed 1997-03-31
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

                                                             FORM 10-K

	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

For the fiscal year ended                       Commission File Number 0-17555
December 31, 1996

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

          Securities registered pursuant to Section 12(b) of the Act:    None

          Securities registered pursuant to Section 12(g) of the Act:
	                  Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			                           Yes 	X        No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of Form 10-K:     [ X ]

There is no pubic market for the Units of limited partnership interest. Accordingly, information with respect to the aggregate market value of Units of Limited Partnership Interest held by non-affiliates has not been supplied.

Registrant has no voting stock



					      Part 1

Item 1.  Business


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

	The initial public offering of the Partnership's Units of limited partnership interests ("Units") pursuant to a registration statement on Form S-18 and Prospectus was declared effective and commenced on or about
December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of 6,486.23 additional Units sold for $9,728,965 since July 1, 1995 through December 31, 1996.

	On February 29, 1996, the Partnership amended its Agreement of
Limited Partnership permitting the Partnership to conduct its trading business by investing in other partnerships and funds and in subsidiary partnerships or other limited liability entities. Effective close of business on March 29, 1996 the Partnership invested all of its assets in another limited partnership, the Everest Futures Fund II L.P. ("Everest II"), a Delaware limited partnership in which the Partnership is the sole limited partner. As a result, the Partnership does not currently invest directly in Commodity Interests. Instead, the Partnership transferred all of its assets to Everest II in return for its Everest II limited partnership interest. Everest II invests directly in Commodity Interests through the Financial and Metals Program of John W.
Henry & Co. Inc. ("JWH"), an independent commodity trading advisor which had hitherto been the advisor to the Partnership.

	The main advantage in creating Everest II was the continued ability of Limited Partners to invest in the Financial and Metals Program of JWH.
JWH is one of the leading commodity trading advisors in the managed futures industry, measured both in terms of total assets under management and historical performance. With approximately $1.3 billion under management, JWH no longer accepts direct managed accounts from individual investors. The Partnership is currently one of only a few investment vehicles which provide U.S. investors with access to the JWH Financial & Metals Portfolio. The General Partner currently believes that retaining JWH as trading advisor for the Partnership is important to the Partnership's continued success. As a result, the General Partner chose to establish Everest II as the means of retaining JWH as trading advisor.

	The General Partner does not believe that the Partnership's investment in Everest II will cause any significant or material disadvantage to Limited Partners. The co-general partner fee being paid to CISI is being borne directly by the General Partner, not by the Partnership. All other fees and expenses of the Partnership, except for operating expenses, remain the same as prior to the creation of Everest II. Operating expenses are a semi-variable expense with respect to the Partnership's size, and have decreased as a percentage of Net Asset Value since the creation of Everest II given the growth in the Partnership's assets which is due to the retention of JWH.

	Everest II has two general partners, Everest Asset Management, Inc. - the current General Partner of the Partnership, and CIS Investments, Inc. ("CISI"), which is a wholly-owned subsidiary of Cargill Investor Services, Inc., the former clearing broker of the Partnership and now the Commodity
Broker for Everest II. CIS Financial Services, Inc., an affiliate of the Commodity Broker, acts as the Partnership's currency dealer. CISI and the General Partner are registered with the CFTC as commodity pool operators and are members of the NFA in such capacity.

	On September 13, 1996 the Commission accepted a voluntary filing by the Partnership of a Form 10 - General Form for Registration of Securities, and public reporting of Units of the Partnership sold as a private placement commenced at that time and has continued to the present.

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

	Since commencing trading operations, the Partnership has engaged in the speculative trading of Commodity Interests and will continue to do so until its dissolution and liquidation, which will occur on the earlier of December 31, 2020 or the occurrence of any of the events set forth in Paragraph 4(a) of the Agreement of Limited Partnership. Such events are (i) an election to dissolve the Partnership made by over 50% of the Limited Partnership Units at least 90 days prior to dissolution, (ii) withdrawal, insolvency, or dissolution of the General Partner (unless a new general partner is substituted), (iii) decline in the Net Asset Value of the Partnership at the close of any business day to less than $300,000, or (iv) any event which will make it unlawful for the existence of the Partnership to be continued or requiring termination of the Partnership. The termination of Everest II shall occur on the first to occur of the following: (i) December 31, 2025; (ii) withdrawal, insolvency or dissolution of a General Partner or any other event that causes a General Partner to cease to be a general partner unless (a) at the time of such event there is at least one remaining general partner of Everest II to carry on the business of Everest II, or (b) within ninety (90) days after suchevent, all partners agree in writing to continue the business of Everest II and to the appointment of one or more managing general partners of Everest II, or any event which will make it unlawful for the existence of Everest II to continue.

	The address of the General Partner and the Partnership is 508 North Second Street, Suite 302, Fairfield, Iowa 52556, and the telephone number is
(515) 472-5500. The General Partner changed its name as of March 1, 1994 and amended its Certificate of Incorporation, with no other changes, accordingly. In accordance with the provisions of the Commodity Exchange Act (the
"CEA") and the rules of the National Futures Association (the "NFA"), the General Partner is registered as a commodity pool operator and a recommending commodity trading advisor, the advisor is registered as a commodity trading advisor and the Commodity Broker is registered as a futures commission merchant, each subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). Each is also a member of the NFA in such capacity.

	The General Partner through the Partnership's participation in Everest II, to the exclusion of the limited partners of the Partnership (the "Limited Partners"), manages and conducts the business of the Partnership. Thus the General Partner (i) selects and monitors the independent commodity trading advisor(s) and the Commodity Broker; (ii) allocates and/or reallocates assets of the Partnership to or from JWH and/or the advisor(s); (iii) determines if an advisor or commodity broker should be removed or replaced; (iv) negotiates management fees, incentive fees and brokerage commissions; (v) determines its own compensation with respect to management and administrative fees;
and (vi) performs such other services as the Partnership may from time to time request, except that all trading decisions are made by the advisor and not the General Partner. In addition, the General Partner selects their commodity broker(s) that will clear trades for the advisor(s). Cargill Investor Services, Inc. ("Commodity Broker") currently acts as Everest II's futures commission merchant and CIS Financial Services, Inc., an affiliate of the Commodity
Broker, acts as Everest II's currency dealer.

	The General Partner is responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other federal or state agencies having jurisdiction over the Partnership's operations; calculation of the Net Asset Value
(meaning the total assets less total liabilities of the Partnership {for a more precise definition, see the Exhibit "Form 10-General Form for Registration of Securities" incorporated by reference hereto) and directing payment of the management and incentive fees payable to JWH or the advisor(s) under an advisory agreement(s) entered into with the commodity trading advisor(s).

	The Partnership is now the beneficial owner of the sole limited partnership interest of Everest II. The Partnership is not, however, an investment company of the Partnership within the meaning of the Investment Company Act of 1940, because (i) the Partnership does not otherwise invest, reinvest, own, hold or trade securities, (ii) the Partnership shall continue to hold at least 50% of the limited partnership interest in Everest II, (iii) the Partnership does not fall within the meaning of an investment company under Section 3(a) of the 1940 Act, (iv) the Limited Partners continue to have the right to remove the General Partner of the Partnership, and (v) the Partnership continues to have the right to remove the general partners of Everest II.

	The General Partner does not believe that the Partnership's investment in Everest II will cause any significant or material disadvantage to Limited Partners. The co-general partner fee being paid to CISI is being borne directly by the General Partner, not by the Partnership. All other fees and expenses of the Partnership, except for operating expenses, remain the same as prior to the creation of Everest II. Operating expenses are a semi-variable expense with respect to the Partnership's size, and have decreased as a percentage of Net Asset Value since the creation of Everest II given the growth in the Partnership's assets which is due to the retention of JWH.

	As a result of the Partnership's investment in Everest II, the majority of the Partnership's trading and operating expenses have been transferred to Everest II. This transfer is not expected to have any material economic effect on the overall fees and expenses attributable to Partnership investors. The Partnership continues to pay its own operating expenses, but as of the close of business on March 29, 1996, Everest II is now obligated to pay the substantial trading and operational expenses and to pay an incentive fee to its trading advisor. These expenses materially affect the net results of an investment in the Partnership, reducing net profits and increasing net losses. The Partnership would have to make a 9.13% return on its investments during the initial year of a Limited Partner's investment in the Partnership in order for a Limited Partner to break even during the Limited Partner's first year of investment in the Partnership. The fees and expenses of the Partnership and Everest II are described in more detail in the Partnership's offering memorandum which are incorporated herein by reference.

	As is noted below, Everest II pays the Commodity Broker a brokerage commission charge equal to 0.5% of the Partnership's Beginning Net Asset Value as of the beginning of each month (approximately 6% annually). Approximately 80% of this amount is rebated by the Commodity Broker to the General Partner. From this rebated amount, the General Partner pays CISI a monthly co-general partner fee equal to 1/12 of 0.40% of the month-end
NAV of Everest II. However, in the event an opinion of counsel is obtained which permits CISI to reduce its capital account to 0.50% or less of Everest II's NAV, then the annual rate of the monthly co-general partner fee will thereafter be 0.25%.

	The General Partner in turn pays a portion of such amount to the Selling Agent and additional selling agents as selling commissions. In addition, the Partnership reimburses the General Partner for the actual organization and offering expenses advanced by it, not to exceed one percent of the Net Asset Value of Units sold. Organization and offering expenses shall mean all expenses incurred by the Partnership or the General Partner in connection with and in preparation to offer and distribute the Units to investors, including, but not limited to, expenses for traveling, printing, engraving, mailing, salaries of employees while engaged in sales activity, charges of transfer agents, registrars, trustees, escrow holder, depositories, experts, expenses of qualification of the sales of its securities under state law, including taxes and fees and accountants' and attorneys' fees.

	Everest II pays its current commodity trading advisor, John W. Henry
& Co., Inc. ("JWH") a monthly management fee equal to 0.333%
(approximately 4% annually) of Everest II's month-end Allocated Assets and a quarterly incentive fee equal to 15% of Everest II's New Net Trading Profits as of the end of each quarter.

	As a result of the investment in Everest II by the Partnership, Everest II pays commodity brokerage commissions charges to the Commodity Broker equal to 0.5% of Everest II's Beginning Net Asset Value as of the beginning of each calendar month. It is estimated that this amount will equal approximately 6% of Everest II's average annual Net Asset Value. If there is a material change in Everest II's brokerage commission structure, investors and Limited Partners will be informed in writing. The Commodity Broker may, in the future, increase the fee charged to Everest II. Approximately 80% of this amount is paid by the Commodity Broker to the General Partner.

	The Commodity Broker has agreed to pay Everest II interest on Everest II's assets (including open trade equity) deposited with it during a month at the average of 91-day U.S. Treasury Bills purchased by the Commodity Broker during each month. The Commodity Broker will retain all excess interest, if any, earned on Everest II assets, above the amount of interest paid to Everest
II. The interest rate to be paid by the Commodity Broker to Everest II is a negotiated rate which has been negotiated between the Commodity Broker and the General Partner. The actual interest income on Everest II's assets earned by the Commodity Broker may be greater than or less than the negotiated rate to be paid by the Commodity Broker to Everest II. The Commodity Broker will also be responsible for execution and clearance of futures contracts (and possibly certain other Commodity Interests).

	A selling commission of 3% of the Net Asset Value of Units sold will be paid, unless waived in whole or in part by the General Partner, by the Limited Partners to Capital Management Partners, Inc. (Capital) or the additional selling agents in connection with the sale of the Units. Capital is a CFTC-regulated introducing broker, an NFA member, and an affiliate of the General Partner. The General Partner may pay up to 100% of the funds it receives from the Commodity Broker to Capital and the additional selling agents as additional selling commission.

	The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will total on a combined Partnership and Everest II basis approximately $60,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 1992-1996 can be found in the table in Item 6 below.

	Neither the Partnership, the General Partner nor CISI has any employees other than their officers and directors, all of whom are employees of affiliated companies of the Partnership, the General Partner, and CISI. Rather, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts the services of research, fund administration, client support (marketing) and management information systems and analysis to Capital. As of December 31, 1996 Capital had 8 employees.

	The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of this limited partnership is to directly or indirectly through its investment in Everest II to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership's business, as of December 31, 1996 is set forth under Items 6 and 7 herein.

	For a description of commodity trading and its regulation, see the Prospectus filed on Form S-18 and the Confidential Private Placement Memorandum filed as part of the Form 10 and included in the exhibits hereto.

The Current Offering

	On July 1, 1995 the Partnership reopened for investment as a Regulation D, Rule 506 private placement offering an unlimited amount of limited partnership interests. On September 19, 1996 the Commission accepted a Form 10 - General Form for Registration of Securities submitted by the Partnership thereby making the Partnership a public reporting private placement offering. It also qualified the Partnership as a "publicly offered security" as defined in the Employee Retirement Income Security Act of 1974 (ERISA) rules permitted it to accept investment of an unlimited amount of plan assets as defined in ERISA. Hitherto, as a private placement the Partnership could accept ERISA plan assets representing no more than 25% of the total investment in the Partnership. The limited partnership interests are offered by the Selling Agent and additional selling agents with a minimum subscription amount of $26,000.

Competition

	JWH and any other advisor(s) of the Partnership, its or their respective principals, affiliates and employees are free to trade for their own accounts and to manage other commodity accounts during the term of the Advisory
Agreement and to use the same information and trading strategy which JWH obtains, produces or utilizes in the performance of services for the Partnership through its investment in Everest II. To the extent that JWH recommends similar or identical trades to the Partnership and other accounts which it manages, the Partnership may compete with those accounts for the execution of the same or similar trades.

	Other trading advisors who are not affiliated with the Partnership may utilize trading methods which are similar in some respects to those methods used by JWH or any other future Partnership's advisor(s). These other trading advisors could also be competing with the Partnership for the same or similar trades as requested by the Partnership's advisor(s).

Item 2.	Properties

	The Partnership does not utilize any physical properties in the conduct of its business. The General Partner and CISI use the offices of the Selling Agent and CIS respectively, at no additional charge to the Partnership, to perform their administrative functions, and the Partnership uses the offices of the Selling Agent, again at no additional charge to the Partnership, as its principal administrative offices.

Item 3.	Legal Proceedings

	The General Partner is not aware of any material pending legal proceedings to which the Partnership or the General Partner is a party or to which any of their assets is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

	None.


				            PART II

Item 5.	Market for Registrant's Units & Related Security Holder Matters


		(a)	There is no established public market for the Units and
		    none is expected to develop.

  (b)	As of December 31, 1996, there were 6,018.745 Units held
      by Limited Partners and 60.851 held by the General Partner. A total of 1,182.117 Units were redeemed from January 1, 1996 to December 31, 1996. The Partnership's Second Amended and Restated Agreement of Limited Partnership contains a full description of redemption and distribution procedures.

  (c)	To date no distributions have been made to partners of
      the Partnership.


	The Agreement of Limited Partnership does not provide for a regular or periodic cash distributions, but gives the General Partner sole discretion in determining what distributions, if any, the Partnership will make to its partners. The General Partner has not declared any such distributions to date, and does not currently intend to declare any such distributions.

Item 6.	Selected Financial Data


   				                          1992     1993     1994     1995     1996

                                  (In thousands, except amounts per Unit)


1. Operating Revenue	            $128     $664    ($157)    $569    $3,205
2. Income (Loss) from Continuing
    Operations                   (161)     362     (393)     371     2,080
3. Income (Loss) Per Unit      (79.23)  335.84  (398.79)  416.06    377.35
4. Total Assets 	               1.368    1,507      967    2,279    12,478
5. Long Term Obligations	           0        0        0        0         0
6. Cash Dividend per Unit           0        0        0        0         0




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

	Most U.S. commodity exchanges limit by regulations the amount of fluctuation in commodity futures contract prices during a single trading day. These regulations specify what are referred to as "daily price fluctuation limits" or daily limits". The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day's settlement price at the end of a trading session. Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period fro trading on such day. Because the "daily limit" rule only governs price movement for a particular trading day, it does not limit losses. In the past, futures prices have moved the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

	It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.

	For the year ended December 31, 1996, investors redeemed a total of 1,182.117 Units for $1,762,323. During 1996, investors purchased 5,814.406
Units (including the General Partner's purchase of 28.308 Units) for
$8, 760,917. On December 31, 1996 the Partnership had unrealized profits of $172,918 and cash on deposit of $8,832,835.

	Since the March 29, 1996 investment by the Partnership of all of its assets in Everest II for the rest of fiscal 1996, there has been no actual credit risk exposure to the Partnership beyond its actual investment in Everest II.

	As of December 31, 1996, Everest II had no credit risk exposure to a counterparty which is a foreign commodities exchange which was material. Everest II trades on recognized global futures exchanges. In addition, over the counter contracts in the form of forward foreign currency transaction are traded by Everest II. As of December 31, 1996, Everest II had no credit exposure to a counterparty which exceeded 10% of Everest II's total assets. In the event that such credit risk exposure does exceed 10% of Everest II's total assets, it will be disclosed.

	See Footnote 5 of the Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. As long as the Partnership invests all of its assets in Everest II, these procedures will be primarily monitoring the performance of Everest II and monitoring of the daily net asset value of Everest II. CISI - one of the general partners of Everest II, reviews daily basis reports of Everest II's performance, including monitoring of the daily net asset value of Everest II. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity Broker does not engage in proprietary trading and thus has no direct market exposure which provides the general partners with assurance that Everest II, and thus the Partnership will not suffer trading losses through the Commodity Broker.

Results of Operations

	The Registrant's assets through its exclusive investment in Everest II were traded entirely by the John W. Henry & Co. Inc. Financial and Metals Portfolio. This strategy concentrates on the financial futures markets including the global interest rate contracts, foreign exchange, and stock indices. It also trades precious metals.

	The Partnership had an increase in Net Asset Value per Unit from $1,445.94 at December 31, 1995 to $1,823.29 on December 31, 1996. This
represents an increase of 26.10% for 1996.

	The gains for the year occurred mostly during October (13.48%) and November (10.98%), 1996. During these months there were price trends in global bonds, currencies, and metals which were favorable to the trading strategy of JWH's Financial & Metals Portfolio.

	Since the commencement of trading on February 1, 1989 the Registrant has experienced a cumulative gain of 82.33% through December 31, 1996. For further discussion and analysis of financial condition please refer to the Notes to the Combined Financial Statements attached hereto.

Inflation

	Inflation does have an effect on commodity prices and the volatility of commodity markets; however, inflation is expected to have an adverse effect on the Partnership's or Everest II's operations or assets.




        Item III

Item 10.	Directors and Executive Officers of the Registrant.

	The General Partner, Everest Asset Management, Inc., is the sole general partner and commodity pool operator of the Partnership. It is a Delaware corporation incorporated in 1987, is and has been registered with the CFTC as a commodity pool operator since July 1, 1988 and is and has been a member of the National Futures Association since that date. Its address is 508 North Second Street, Suite 302, Fairfield, Iowa 52556 and its telephone number is (515) 472-5500.

	The company's officers and directors of the General Partner as of December 31, 1996 are listed below:

	Peter Lamoureux.     Mr. Lamoureux, (born in 1950), has been President,
Treasurer and Secretary of the General Partner since November 1996. He joined the General Partner and Capital Management Partners, Inc., a selling agent and affiliate of the Partnership, in 1991 and has had primary responsibility for Partnership syndication for the past two years. Prior to joining the General Partner, Mr. Lamoureux was Manager of Refined
Products with United Fuels International, Inc., an energy brokerage firm in Waltham, Massachusetts. He received his B.S. in Education from Rhode
Island College, R.I.

	Teresa Prange.  Ms. Teresa Prange (born in 1954) became Chief
Financial Officer of the General Partner in 1993. She joined Capital Management Partners, Inc., a selling agent and affiliate of the Partnership, in March 1992 where she was responsible for various financial, accounting and back office activities. Prior to this, she was self-employed as a copyrighting research consultant from October 1991 through March 1992. From 1987 through October 1991, Ms. Prange worked as an accountant for Zimmerman
Capital Group. She possesses a B.A. and M.B.A. from M.I.U., Fairfield, Iowa and became a Certified Public Accountant in 1988.

	Steven L. Foster. Mr. Foster, (born in 1948), has been associated with the General Partner since 1987, initially as its Chief Executive Officer and a director and since 1991 as a director. His term of office as director is annual. Since 1987, Mr. Foster has been a director of Capital Management Partners, Inc. Mr. Foster has served as Executive Vice-President of United Fuels International, Inc., an oil brokerage firm based in Waltham, Massachusetts, since 1980. From 1990 to 1994, he served as President of Jillian's Entertainment Corp. and now serves as Chairman of the Board. During 1978-1979, Mr. Foster served as President of Spin Off, Inc., a Boston-based entertainment firm. From May 1977 until June 1978, Mr. Foster served as a law clerk and from July 1978 until May 1979 as an attorney with the firm of Gordon, Hurwitz, Butowski, Baker, Weitzen and Shalov in New York City.
Mr. Foster received his J.D. from Boston University, graduating Magna Cum
Laude in 1978.  Mr. Foster received his B.A. degree from Brandeis University.

	Steven L. Rubin. Mr. Rubin, (born in 1952), has been associated with the General Partner as a director since 1987. His term of office as director is annual. Since 1987, Mr. Rubin has been a director of Capital Management Partners, Inc. Mr. Rubin has served as President of United Fuels
International, Inc., an oil brokerage firm based in Waltham, Massachusetts, since 1980. United Fuels International's affiliated companies include: United Crude Oil, Inc. based in Westport, Connecticut; United Crude U.K. based in London; and United Fuels International. Mr. Rubin served for one year as an oil broker with Amerex Oil Associates in Livingston Manor, New York. Mr.
Rubin is a graduate of Brown University.

	The General Partner does not trade commodities for its own account but its principals may. Because of their confidential nature, records of such trading will not be available to Limited Partners for inspection.

	There have been no material criminal, civil or administrative actions during the preceding five years or ever against the General Partner or its principals.

The Partnership's investee partnership, Everest II Futures Fund L.P.:

	The two co-general partners of Everest II are Everest Asset
Management, Inc. which is the General Partner of the Partnership, and CIS Investments, Inc. which is an affiliate of the Clearing Broker, and are the commodity pool operators of Everest II. CISI is a Delaware corporation incorporated in 1983, is and has been registered with the CFTC as a commodity pool operator since December 13, 1985 and is and has been a member of the National Futures Association since that date. Its address is the same as the Clearing Broker, at Suite 2300, 233 South Wacker Drive, Chicago, Illinois 60606 and its telephone number is (312) 460 4926.

	CISI's officers, directors and shareholders are listed below:

Hal T. Hansen. Mr. Hansen, (born November 1936) has been associated with CISI as President and Director since June 27,1983. He has been President of Cargill Investor Services, Inc. since November, 1978. He serves on the Executive Committees of the Board of Directors of NFA and the Futures Industry Association and is the Chairman of the NFA. Mr. Hansen graduated from the University of Kansas in 1958. He started work at Cargill, Incorporated in 1958, and was employed by Cargill S.A.C.I. in Argentina from 1965 to 1969. Mr. Hansen has been employed by Cargill Investor Services, Inc. since 1974.

L. Carlton Anderson (born in August 1937), has served as Vice President and Director of CISI since June 27, 1983. Mr. Anderson is a graduate of Northwestern University, Evanston, Illinois. He started work at Cargill, Incorporated in 1959, in the Commodity Marketing Division. He served as President of Stevens Industries Inc., Cargill's peanut shelling subsidiary from 1979 to 1981. He has been employed by Cargill Investor Services, Inc. since 1981, and is currently the Director in charge of the Portfolio Diversification Group. Mr. Anderson recently served on the Board of Directors of the Managed Futures Association.

Richard A. Driver. Mr. Driver, (born in September 1937), has been Vice President and Director of CISI since June 29, 1993. Mr. Driver graduated from the University of North Carolina in 1969 and he received a Masters Degree from the American Graduate School of International Management in 1973.
Mr. Driver began working for Cargill, Incorporated in 1973 and joined Cargill Investor Services, Inc. in 1977 as Vice President of Operations.

Christopher Malo. Mr. Malo, (born in August 1956), has served as Vice President and Secretary of CISI since July, 1991. Mr. Malo graduated from Indiana University in 1976. He started work at Cargill, Incorporated in June, 1978 as an internal auditor. He transferred to Cargill Investor Services, Inc. in August, 1979, and served as Secretary/Treasurer from November, 1983 until July, 1991. He was elected Vice President and Secretary in July, 1991. He is a member of the FIA Operations Division and has served as Chairman of the FIA Finance Committee.

Barbara A. Pfendler. Ms. Pfendler, (born in 1953), has served as Vice President of CISI since June 1, 1990. Ms. Pfendler is a graduate of the University of Colorado, Boulder. She started work at Cargill, Incorporated in 1975 as a meal merchant and regional sales manager for the Flax and Sunflower Department in Minneapolis. In 1979, she was named senior merchant for the Domestic
Soybean Processing Division ("DSP") in Cedar Rapids, Iowa and later was an account manager for DSP facilities in Savage, Minnesota and Sidney, Ohio.
She joined the Clearing Broker in 1986 as the Sales manager for the Portfolio Diversification Group in Chicago.

Donald Zyck. Mr. Zyck, (born in October 1961), has served as Controller, Secretary and Treasurer since October, 1994. Mr. Zyck graduated from Northern Illinois University, DeKalb, Illinois in 1983. He began working at Cargill Investor Services, Inc. in April, 1985 as a Staff Accountant. From January 1988 to October 1994 he was a Manager of Treasury Operations at CIS.

Bruce H. Barnett. Mr. Barnett, (born in June 1947), has been associated with CISI as Assistant Secretary since January 18, 1991. Mr. Barnett graduated in 1968 from Southern Connecticut State College. New York University Law
School awarded Mr. Barnett a J.D. in 1971 and an LL.M. in 1973. He started work at Cargill, Incorporated in 1990 as Vice President, Taxes. From 1987 to 1990, Mr. Barnett was employed in various positions held at Unilever, a European based multi-national corporation.

Henry W. Gjersdal, Jr. (born in May 1954), Assistant Secretary, Mr. Gjersdal received a B.A. degree from Gustavus Adolphus College in 1976 and a J.D. from the University of Michigan in 1979. He is a member of the American
Bar Association and Tax Executives Institute. He joined the Law Department of Cargill, Incorporated in April 1981. He had previously been an associate with Doherty, Rumble and Butler, Minneapolis, Minnesota. In June 1985, he was named European Tax Manager for Cargill International, Geneva, and in 1987 was named Senior Tax Attorney for the Law Department. He became Assistant Tax Director in the Tax Department in December 1990. Mr. Gjersdal was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994 with responsibility for the audit and international groups in Cargill's Tax Department.

Patrice H. Halbach (born in August 1953) Assistant Secretary. Ms. Halbach graduated phi beta kappa from the University of Minnesota with a B.A.
degree in history. In 1980 she received a J.D. cum laude. She is a member of the Tax Executives Institute, the American Bar Association and the
Minnesota Bar Association.  Ms. Halbach joined the Law Department of
Cargill Incorporated in February 1983. She had previously been associated with Fredrikson & Byron, Minneapolis, Minnesota. In December 1990, she was named Senior Tax Manager for Cargill, Incorporated's Tax Department and became Assistant Tax Director in March 1993. She was named Assistant
Vice President of Cargill, Incorporated's Administrative Division in April 1994. In her current position as Assistant Tax Director, Ms. Halbach oversees federal audits and international compliance for Cargill and its affiliates.

	Neither CISI nor its individual principals trade or intend to trade commodities for their own account.

	There have been no material criminal, civil or administrative actions during the preceding five years or ever against CISI or its principals.

Item 11.	Executive Compensation.

	The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by its General Partner which is responsible for the administration of the business affairs of the Partnership and receives the compensation described in Item 1 "Business" hereof. The officers and directors of the General Partner receive no compensation from the Partnership for acting in their respective capacities with the General Partner.

	Everest II has no directors or executive officers. As a limited partnership, the business of Everest II is managed by its general partners which are responsible for the administration of the business affairs of Everest II and receives the compensation described above in Item 1 "Business" hereof. The officers and directors of the general partners receive no compensation from the Partnership for acting in their respective capacities with the general partners.

Item 12.	Security Ownership of Certain Owners and Management.


     (a)	As of December 31, 1996 the following persons were
known to the Partnership to own beneficially more than 5% of the outstanding Units:

	Title of         Name & Address		     Amount & Nature           Percent
	Class	           of Beneficial Owner 	of Beneficial Interest    of Class

	Units            Rolando S. Safrana	  530.599 Units             8.82%
	                 Buenaventura  1942
		                Vitacura, Santiago, Chile


      (b) As of December 31, 1996, the General Partner beneficially owned 60.851 Units or approximately 1.0% of the outstanding Units of the Partnership as required pursuant to the Agreement of Limited Partnership. Mr. Peter Lamoureux, President of the General Partner owned 3.401
Units or 0.056% of the outstanding Units. Mr. Steven Rubin, Director of the General Partner owned 39.92 Units or 0.657% of the outstanding Units.

	As of December 31, 1996, CISI the co-general partner of Everest II owned 100 units of general partnership interests in Everest II representing 1.14% ownership of the total outstanding partnership interests. Pursuant Everest II's Limited Partnership Agreement, the general partners thereof are required to maintain a capital contribution of 1% of all material items of that partnership unless counsel's opinion permitted a lesser amount necessary to maintain Everest II to be classified as a partnership. As of December 31, 1996, 100% of the beneficial ownership interest of limited partnership units of Everest II was owned by the Partnership.

   (c)	 As of December 31, 1996, no arrangements were known to
the Registrant, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.


Item 13.	Certain Relationships and Related Transactions.

		(a)	None other than the compensation arrangements
	                        described herein.
		(b)	None.
		(c)	None.
		(d) The Registrant filed Registration Statements on Form S-18 and Form 10, therefore this information is not required to be included.


   					Part IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K


		(a)	The following documents are included herein:

			(1)	Financial Statements:

          a.	Report of Independent Public Accountants
          b.	Combined Statements of Financial Condition
             as of December 31, 1996 and December 31, 1995.
          c.	Combined Statements of Operations,
             Combined Statements of Changes in
             Partners' Equity, and Combined Statements of Cash Flows for the years ended December
             31, 1996, 1995 and 1994.
          d. Notes to Financial Statements.


    (2) All financial statement schedules have been omitted because the information required by the schedules is not applicable, or because the information required is contained in the financial statements included herein or the notes thereto.

    (3)	Exhibits:

	            See the Index to Exhibits annexed hereto.


         (b) Reports of Form 8-K:

           (1)	None.





				Combined Financial Statements

Everest Futures Fund, L.P.
(An Iowa Umited Partnership)

Years ended December 31, 1996, 1995, and 1994 with Report of Independent Auditors



Everest Futures Fund, L.P.
(An Iowa Limited Partnership)

Combined Financial Statements
Years ended December 31, 1996, 1995, and 1994

	Contents

Report of Independent Auditors	........................1

Combined Financial Statements

Combined Statements of Financial Condition	............2
Combined Statements of Operations	.....................3
Combined Statements of Changes in Partners' Equity ...	4
Combined Statements of Cash Flows ....................	5
Notes to Combined Financial Statements	................6



Report of Independent Auditors

The Partners
Everest Futures Fund, L.P.

We have audited the accompanying combined statements of financial condition of Everest Futures Fund, L.P. and Everest Futures Fund 11,
L.P., collectively, the Partnership, as of December 31, 1996 and 1995, and the related combined statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31 1996. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Partnership at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Chicago, Illinois
February 28, 1997

Everest Futures Fund, L.P.
(An Iowa Limited Partnership)

Combined Statements of Financial Condition

                                                             December 31
                                                           1996	         1995
Assets
Cash and cash equivalents	                          $ 8,832,835    $1,167,666
Equity in commodity trading accounts:
	Net unrealized trading gains on open contracts	        172,918	       84,024
	Amount due from broker	                              3,414,868	    1,023,069
Interest receivable	                                     57,780        	4,478
Total assets	                                       $12,478,401	   $2,279,237

Liabilities, minority interest, and partners' equity
Liabilities:
	Accrued expenses	                                      $17,922	      $19,006
	Commissions payable	                                    47,977	        8,386
	Advisor's management fee payable	                       38,578	        7,009
	Advisor's incentive fee payable	                       325,736	            -
	Redemptions payable	                                     9,966	        2,864
	Deferred Partnership offering proceeds	                825,703	      149,250
Total liabilities	                                    1,265,882	      186,515

Minority interest	                                      127,625	            -

Partners' equity:
	Limited Partners, units outstanding -
   6,018.745 in 1996 and 1,414.764 in 1995	          10,973,945	    2,045,667
	General Partner, unit equivalents outstanding -
	  60.851 in 1996 and 32.543 in 1995	                   110,949	       47,055
Total partners' equity	                              11,084,894	    2,092,722
Total liabilities, minority interest, and
   partners' equity	                                $12,478,401	   $2,279,237

Net asset value per outstanding unit of Partnership
	interest	                                           $ 1,823.29	   $ 1,445.94

See accompanying notes.

Everest Futures Fund, L.P.
(An Iowa Limited Partnership)

Combined Statements of Operations

                                                     Year ended December 31
                                               1996 	       1995	        1994
Trading income and (expense)
Net realized trading gains (losses) on
	closed contracts	                       $2,790,524	    $511,948	   $(198,046)
Change in net unrealized trading gains/
	losses on open contracts	                   88,894	      (6,917)	    (16,948)
Net foreign currency translation gains
	(losses)	                                  (12,271)	     (5,540)     	10,565
Brokerage commissions	                     (406,285)	    (97,062)	   (161,989)
Total trading income (loss)	              2,460,862	     402,429	    (366,418)
Interest income, net of cash management
	fees	                                      338,197	      69,022	      47,610
Total income (loss)	                      2,799,059	     471,451	    (318,808)

General and administrative expenses
Advisor's management fees	                  282,944      	55,276	      47,476
Advisor's incentive fees	                   328,289	      24,468	       4,167
Administrative expenses	                     80,522	      21,011	      22,808
Total general and administrative expenses	  691,755	     100,755	      74,451
Minority interest	                          (27,626)          	-	           -
Net income (loss)	                       $2,079,678	    $370,696	   $(393,259)

Income (loss) per unit of Partnership
	interest (for a unit outstanding
	throughout each year):
	General Partner	                           $377.35	     $416.06	    $(398.79)
	Limited partners	                          $377.35	     $416.06	    $(398.79)

Net income (loss) allocated to:
	General Partner	                           $21,143	     $13,539	    $(14,251)
	Limited partners	                       $2,058,535	    $357,157	   $(379,008)

See accompanying notes.

Everest Futures Fund, L.P.
(An Iowa Limited Partnership)

Combined Statements of Changes in Partners' Equity

Years ended December 31, 1996, 1995, and 1994


  	                                      Limited	       General
  	                                      Partners	      Partner	        Total

Partners' equity at December 31, 1993	 $1,407,376	      $57,767	   $1,465,143
Redemption of 109.549 units of limited
	Partnership interest and 7.891 General
	Partner unit equivalents	               (126,657)	     (10,000)	    (136,657)
Net loss	                                (379,008)	     (14,251)	    (393,259)
Partners' equity at December 31, 1994	    901,711	       33,516	      935,227
Proceeds from offering of 671.822 units
	of limited Partnership interest	         968,048	            -	      968,048
Less: Organization and offering costs	     (9,585)		          -        (9,585)
Redemption of 132.604 units of limited
	Partnership interest	                   (171,664)	           -	     (171,664)
Net income	                               357,157	       13,539	      370,696
Partners' equity at December 31, 1995	  2,045,667	       47,055	    2,092,722
Proceeds from offering of 5,786.098 units
	of limited Partnership interest and
	28.309 General Partner unit
 equivalents	                           8,718,166	       42,751	    8,760,917
Less: Organization and offering costs	    (86,100)	           -	      (86,100)
Redemption of 1,182.117 units of limited
	Partnership interest	                 (1,762,323)	           -	   (1,762,323)
Net income	                             2,058,535	       21,143	    2,079,678
Partners' equity at December 31, 1996	$10,973,945	     $110,949	  $11,084,894

See accompanying notes.

Everest Futures Fund, L.P.
(An Iowa Limited Partnership)

Combined Statements of Cash Flows


                                                 Year ended December 31
	                                               1996	       1995  	      1994
Cash flows from operating activities
Net income (loss)	                        $2,079,678	   $370,696	   $(393,259)
Adjustments to reconcile net income (loss)
	to net cash provided by (used in)
	operating activities:
	Decrease (increase) in equity in
	commodity trading accounts	              (2,480,693)	  (428,157)	    335,815
	Decrease (increase) in interest
	receivable	                                 (53,302)	    (1,586)	        537
	Increase (decrease) in accrued
	expenses	                                    (1,084)	    11,413         	190
	Increase (decrease) in commissions
	payable	                                      39,591  	    (406)	     (2,436)
	Increase (decrease) in management and
	incentive fees payable	                      357,305	     3,840	      (6,157)
	Increase in minority interest	               127,625	         -            -
Net cash provided by (used in) operating
	activities	                                   69,120	   (44,200)	    (65,310)

Cash flows from investing activities
Net decrease (increase) in investment in
	United States Treasury bills	                      -   	247,259	    (247,259)

Cash flows from financing activities
Proceeds from offering of units and
	deferred offering proceeds	                9,437,370	 1,117,298            -
Organization and offering costs	              (86,100)	   (9,585)           -
Redemption of units of Partnership
 interest                                  (1,755,221)  (181,159)	   (138,628)
Net cash provided by (used in) financing
	activities	                                7,596,049   	926,554	    (138,628)
Net increase (decrease) in cash and cash
	equivalents	                               7,665,169	 1,129,613	    (451,197)
Cash and cash equivalents at beginning
	of year	                                   1,167,666	    38,053	     489,250
Cash and cash equivalents at end of year	  $8,832,835	$1,167,666	     $38,053

See accompanying notes.

Everest Futures Fund, L.P.
(An Iowa Limited Partnership)

Notes to Combined Financial Statements

1. Organization of the Partnership

Everest Futures Fund, L.P. (the Partnership) was organized in June 1988, under the Iowa Uniform Limited Partnership Act (the Act) for the purpose of engaging in the speculative trading of futures and forward contracts and options thereon. The General Partner of the Partnership is Everest Asset Management, Inc. (the General Partner).

On March 29, 1996, the Partnership transferred all of its assets to and became the sole limited partner of, Everest Futures Fund 11, L.P. (the Trading Partnership), a newly formed limited partnership which invests directly in commodity interests. The co-general partners of the Trading Partnership are CIS Investments, Inc. (CISI) and the General Partner (collectively, the General Partners).

The Partnership was closed to new investors from July 31, 1989 to June
30, 1995. Effective July 1, 1995, the Partnership reopened to new investors. The private placement offering is continuing at a gross subscription price per unit equal to net asset value per unit, plus an organization and offering cost reimbursement fee payable to the General Parmer, and a selling commission equal to 1% and 3%, respectively, of net asset value per unit. The General Partner may waive, in whole or in part, the selling commission. Partnership interests are distributed through Capital Management Partners, Inc., an affiliate of the General Partner, and certain additional sellers.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared on a combined basis and include the accounts of Everest Futures Fund, L.P. and Everest Futures Fund U, L.P. All significant intercompany transactions and balances have been eliminated in the accompanying combined financial statements.

Cash Equivalents

Cash equivalents represent short-term highly liquid investments with maturities of three months or less at time of purchase and include money market accounts, securities purchased under agreements to resell, commercial paper, and U.S. government and agency obligations with variable rate and demand features, that qualify them as cash

Everest Futures Fund, L.P.
(An Iowa Limited Partnership)

Notes to Combined Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

equivalents. Securities purchased under agreements to resell, with overnight maturity, are collateralized by U.S. government and agency obligations and are carried at the amounts at which the securities will subsequently be resold plus accrued interest.

Income Recognition

Realized and unrealized trading gains and losses on commodity and forward contracts, which represent the difference between cost and selling price or quoted market value, are recognized currently. All trading activities are accounted for on a trade-date basis.

Deferred Partnership Offering Proceeds

Proceeds received during the month from the continuing offering of the Partnership's units of limited partnership interest are deferred pending investment on the first day of the following month.

Foreign Currency Translation

Effective March 29, 1996, assets and liabilities denominated in foreign currencies are translated at the prevailing exchange rates as of the valuation date. Gains and losses on investment activity are translated at the prevailing exchange rate on the date of each respective transaction. Prior to March 29, 1996, assets and liabilities denominated in foreign currencies, and gains and losses on investment activity were translated at the respective month-end exchange rates as of the valuation date. Realized and unrealized foreign exchange gains or losses are included in trading income (loss) in the consolidated statements of operations.

Income Taxes

Income taxes are not provided for by the Partnership because taxable income
(loss) of the partnership is includable in the income tax returns of the partners.

Use of Estimates

The preparation of the combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Actual results could differ from those estimates.

Everest Futures Fund, L.P.
(An Iowa Limited Partnership)

Notes to Combined Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
Net Income (Loss) Per Unit
Net income (loss) per unit of Partnership interest is equal to the change in net asset value per unit from the beginning to the end of each year.

3. The Limited Partnership Agreement

The limited partners and General Partner share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each. However, no limited partner is liable for obligations of the Partnership in excess of his capital contribution and profits, if any, and such other amounts as he may be liable for pursuant to the Act. Distributions of profits are made solely at the discretion of the General Partner.

Responsibility for managing the Partnership is vested solely in the General Partner; however, the General Partner has delegated complete trading authority to an unrelated party (see Note 4).

Tne Trading Partnership bears all expenses incurred in connection with its trading activities, including commodity brokerage commissions and fees payable to the trading advisor, as well as legal, accounting, auditing, printing, mailing, and extraordinary expenses. The Partnership bears all of its administrative expenses.

Limited partners may cause any or all of their units to be redeemed as of the end of any month at net asset value on ten days' prior written notice. The Partnership will be dissolved at December 31, 2020, or upon the occurrence of certain events, as specified in the limited Partnership agreement.

4. Other Agreements

The Trading Partnership's sole trading advisor was John W. Henry & Co., Inc. (John Henry). Prior to March 29, 1996, John Henry was the sole trading advisor for the Partnership. The General Partners may replace the advisor or add additional advisors at any time.

Everest Futures Fund, L.P.
(An Iowa Limited Partnership)

Notes to Combined Financial Statements (continued)

4. Other Agreements (continued)

John Henry receives from the Trading Partnership a monthly management fee equal to 0.33% (4% annually) of the Trading Partnership's month-end net asset value, as defined, and a quarterly incentive fee of 15% (20% prior to April 1, 1995) of the Trading Partnership's new net trading profits, as defined. The incentive fee is retained by John Henry even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Trading Partnership.

Cargill Investor Services, Inc. (Cargill), the clearing broker and an affiliate of CISI, charges the Trading Partnership monthly brokerage commissions equal to 0.50% (1.0833% prior to April 1, 1995) of the Trading Partnership's beginning-of -month net asset value, as defined. Effective November 1, 1995, the General Partner receives a management fee from Cargill of approximately 83% of the brokerage commission charged by Cargill. Prior to November 1, 1995, no management fee was received by the General Partner. From this management fee, CISI receives a co-general partner fee from the General Partner equal to 1/12 of .40% of the month-end net asset value, as defined.

A portion of assets (64% and 51% at December 31, 1996 and 1995, respectively) are deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon will receive a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.

5.	Derivative Financial Instruments and Financial Instruments With Off-Balance
Sheet Risk or Concentration of Credit Risk

Through the Trading Partnership, the Partnership invests in futures, options on futures, and forward contracts that involve varying degrees of market and credit risk. Market risks may arise from unfavorable changes in interest rates, foreign exchange rates, or the market values of the instruments underlying the contracts. All contracts are stated at fair value, and changes in those values are reflected currently in trading income and (expense) in the statements of operations.

The fair values of the Partnership's derivative financial instruments at December 31, 1996, and the average fair values of these instruments for the year then ended, based on month-end amounts, were $172,918 and $720,038, respectively.

Everest Futures Fund, L.P.
(An Iowa Limited Partnership)

Notes to Combined Financial Statements (continued)

5.	Derivative Financial Instruments and Financial Instruments
With Off-BalanceSheet Risk or Concentration of Credit
Risk (continued)

The contract or notional values of derivative financial instruments at December 31, 1996 and 1995, respectively, were as follows:

		                                         1996	                        1995
	Futures contracts:
	Financial:
	To purchase	                       $63,264,601	                 $28,939,808
	To sell	                            58,388,595	                      11,581
	Commodity:
	To purchase                                 	-	                           -
	To sell	                             6,434,890	                     286,385
	Foreign currency forward contracts:
	To purchase	                        17,219,791	                   1,545,451
	To sell	                            12,886,256	                   2,943,689

Although contract or notional amounts may reflect the extent of the Partnership's involvement in a particular class of financial instrument, they are not indicative of potential loss. Futures, options on futures, and forward contracts are typically closed out by entering into offsetting contracts. For these contracts, the net unrealized gains or losses, rather than contract or notional amounts, represent the approximate future cash requirements.

The Trading Partnership is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. The credit risk from counterparty nonperformance associated with these instruments is the net unrealized gain, if any, included on the statements of financial condition. At December 31, 1996, there were net unrealized gains of $79,794 on open forward contracts. The counterparty to all forward contracts is the Trading Partnership's clearing broker. For exchange-traded contracts, the clearing organization acts as the counterparty of specific transactions and, therefore, bears the risk of delivery to and from counterparties to specific positions.

Cargill is subject to the segregation requirements of the Commodity Futures Trading Commission. A portion of assets (29% and 49% at
December 31, 1996 and 1995, respectively) are deposited with Cargill.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 28, 1997			Everest Futures Fund, L.P.

By:  Everest Asset Management, Inc.
         (General Partner)

By:  	/s/ Peter Lamoureux
	       Peter Lamoureux, President
	       Secretary and Treasurer

By:      /s/ Teresa Prange
	      Teresa Prange, Chief Financial
	       Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Date:	March 28, 1997

By: /s/ Steven Rubin	                 By: 	/s/ Peter Lamoureux
	   Steven Rubin, Director        		       Peter Lamoureux, President
				Secretary & Treasurer
By:	/s/ Steven Foster 	               By:  /s/ Teresa Prange
    Steven Foster, Director 	              Teresa Prange, Chief
							                                    Financial Officer









					     Index to Exhibits:

	Exhibit
	No.		 Description

  3.4		Amended and Restated Agreement of Limited Partnership dated
		as of May 1, 1995.

10.5		Advisory Contract between the Registrant, the General Partner
		and John W. Henry & Co., Inc. dated December 1, 1990.

10.6		Amendment to Advisory Contract between the Registrant, the
		General Partner and John W. Henry & Co., Inc. dated April 1, 1995.

10.9		Certificate of Limited Partnership for Everest Futures Fund II L.P. dated
		March 15, 1996.

10.10		Limited Partnership Agreement for Everest Futures Fund II L.P. dated
		as of March 29, 1996.

28.1		Confidential Private Placement Memorandum and Disclosure
		Document dated August 21, 1996.

Notes to the Exhibits:


		 	Exhibits 3.4, 10.5, 10.6, 10.9, 10.10 and 28.1 are incorporated by
		reference to the Registrant's Form 10 accepted on September 19, 1996.


	The Exhibits referenced above bear the exhibit numbers corresponding to those indicated in the Partnership's Registration Statements.

	Number of
	Attached Exhibits

	None.