Form 10-K/A
period 1996-12-31
EVEREST FUTURES FUND L P
filed 1997-04-01
CIK 837919

[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from Everest Futures Fund, L.P. for the year 1996 and is qualified in its entirety by reference to such 10-K.
[/LEGEND]
[CIK] 0000837919
[NAME] EVEREST FUTURES FUND LP

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                      12,420,621
[SECURITIES]                                         0
[RECEIVABLES]                                   57,780
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                              12,478,401
[CURRENT-LIABILITIES]                        1,265,882
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                  11,212,519
[TOTAL-LIABILITY-AND-EQUITY]                12,478,401
[SALES]                                              0
[TOTAL-REVENUES]                             2,799,059
[CGS]                                                0
[TOTAL-COSTS]                                  719,381
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                              2,079,678
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          2,079,678
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 2,079,678
[EPS-PRIMARY]                                   377.35
[EPS-DILUTED]                                   377.35