Form 10-K/A
period 1996-12-31
EVEREST FUTURES FUND L P
filed 1997-05-07
CIK 837919

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM EVEREST FUTURES FUND, L.P. FOR THE YEAR 1996 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 10-K.
[/LEGEND]
[CIK] 0000837919
[NAME] EVEREST FUTURES FUND, L.P.

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