Form 10-Q
period 1997-03-31
EVEREST FUTURES FUND L P
filed 1997-05-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549

          FORM 10-Q

          Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

          For the quarter period ended March 31, 1997

          COMMISSION FILE NUMBER 0-17555

          Everest Futures Fund, L.P.
          (Exact name of registrant as specified in its charter)

          Iowa                                             42-1318186
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)             Identification No.)

          508 North Second St., Suite 302, Fairfield, Iowa   52556
          (Address of principal executive offices)          (Zip Code)


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

          Yes     X        No


            Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending March 31, 1997



                                                      Fiscal Quarter  Year to Date    Fiscal Year
                                                      Ended 3/31/97    To 3/31/97     Ended 12/31/96
                                                      --------------  --------------  --------------
Statement of
Financial Condition                                         X                               X

Statement of
Operations                                                  X               X

Statement of Changes
in Partners' Capital                                                        X

Statement of
Cash Flows                                                                  X

Notes to Financial
Statements                                                  X


               EVEREST FUTURES FUND, LP
      COMBINED STATEMENTS OF FINANCIAL CONDITION
                      UNAUDITED

                                                      Mar 31, 1997    Dec 31, 1996
                                                      -------------   -------------
ASSETS
Cash and cash equivalents                               17,658,000       8,832,835
Equity in commodity trading accounts:
   Net unrealized trading gains on open contracts          116,055         172,918
   Amount Due from broker                                2,619,802       3,414,868

Interest receivable                                         80,653          57,780
                                                      -------------   -------------
      Total assets                                      20,474,511      12,478,401
                                                      =============   =============


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                          7,295          17,922
   Commissions payable                                      74,735          47,977
   Advisor's management fee payable                         54,343          38,578
   Advisor's incentive fee payable                               0         325,736
   Redemptions payable                                      63,634           9,966
   Deferred Partnership offering proceeds                        0         825,703
   Selling and Offering Expenses Payable                    95,028               0
                                                      -------------   -------------
      Total liabilities                                    295,035       1,265,882

Minority Interest                                          226,582         127,625


Partners' Capital:
   Limited partners (10,785.98 and 6,018.75 units       19,754,141      10,973,945
     outstanding at 3/31/97 and 12/31/96, respectively)
      (see Note 1)
   General partners (108.52 units and 60.85 units          198,753         110,949
     outstanding at 3/31/97 and 12/31/96, respectively)
      (see Note 1)                                    -------------   -------------
      Total partners' capital                           19,952,894      11,084,894
                                                      -------------   -------------
      Total liabilities, minority interest,
        and partners' capital                          $20,474,511     $12,478,401
                                                      =============   =============

Net asset value per outstanding unit of Partnership
  interest                                               $1,831.46       $1,823.29
                                                      =============   =============
In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of Everest Futures Fund



                                                       EVEREST FUTURES FUND, L.P.
          COMBINED STATEMENTS OF OPERATIONS
                      UNAUDITED

                                                      (QTD)           (YTD)           (QTD)           (YTD)
                                                       Jan 1, 1997     Jan 1, 1997     Jan 1, 1996     Jan 1, 1996
                                                         through         through         through         through
                                                      Mar 31, 1997    Mar 31, 1997    Mar 31, 1996    Mar 31, 1996
                                                      -------------   -------------   -------------   -------------
REVENUES

Gains on trading of commodity futures                                                      N/A             N/A
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                 291,376         291,376
   Change in unrealized gain (loss)
     on open positions                                     (55,681)        (55,681)
   Net foreign currency translation gain (loss)            (74,572)        (74,572)
   Brokerage Commissions                                  (211,224)       (211,224)
                                                      -------------   -------------
 Total trading income (loss)                               (50,100)        (50,100)

    Interest income, net of cash management fees           176,515         176,515
                                                      -------------   -------------
 Total income (loss)                                       126,415         126,415

General and administrative expenses
    Advisor's management fees                              141,461         141,461
    Advisor's incentive fees                                   146             146
    Administrative expenses                                 15,024          15,024
                                                      -------------   -------------
  Total general and administrative expenses                156,630         156,630

  Minority Interest                                              0               0
                                                      -------------   -------------
Net income (loss)                                          (30,215)        (30,215)
                                                      =============   =============

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                       $8.17           $8.17
                                                      =============   =============
                                                      (see Note 1)    (see Note 1)


This Statement of Operations, in the opinion of management, reflects all adjustments




               EVEREST FUTURES FUND, LP
 COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1997 through March 31, 1997



                                                                           Limited         General
                                                            Units*        Partners        Partners           Total
                                                      -------------   -------------   -------------   -------------
Partners' capital at Jan 1, 1997                          6,018.75     $10,973,945        $110,949     $11,084,894

Net profit (loss)                                                          (29,922)           (293)        (30,215)

Additional Units Sold                                     4,831.23       8,928,708          88,097       9,016,805
(see Note 1)
Redemptions (see Note 1)                                    (63.99)       (118,591)              0        (118,591)
                                                      -------------   -------------   -------------   -------------
Partners' capital at March 31, 1997                      10,785.98     $19,754,141        $198,753     $19,952,894
                                                      =============   =============   =============   =============

Net asset value per unit
   January 1, 1997(see Note 1)                                            1,823.29        1,823.29

Net profit (loss) per unit (see Note 1)                                       8.17            8.17
                                                                      -------------   -------------
Net asset value per unit
   March 31, 1997                                                        $1,831.46       $1,831.46

* Units of Limited Partnership interest.





                                  EVEREST FUTURES FUND, LP
          COMBINED STATEMENTS OF CASH FLOWS

                      UNAUDITED


                                                       Jan 1, 1997
                                                        through
                                                      Mar 31, 1997
                                                      -------------

   Net profit (loss)                                      ($30,215)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                                    56,863
     Interest receivable                                   (22,873)
     Decrease in equity in commodity trading accounts      795,066
     Accrued liabilities                                  (293,840)
     Redemptions payable                                    53,668
     Deferred Offering Proceeds                           (825,703)
     Selling and Offering Expenses Payable                  95,028
     Increase in minority interest                          98,957
                                                      -------------
     Net cash provided by (used in)
       operating activities                                (73,049)

Cash flows from financing activities:
   Units Sold                                            9,016,805
   Partner redemptions                                    (118,591)

                                                      -------------
   Net cash provided by (used in)
     financing activities                                8,898,214
                                                      -------------
Net increase (decrease) in cash                          8,825,165

Cash at beginning of period                              8,832,835
                                                      -------------
Cash at end of period                                  $17,658,000
                                                      =============




          EVEREST FUTURES FUND, L.P.

          NOTES TO FINANCIAL STATEMENTS

          March 31, 1997


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

          The  public  offering  of  the  Partnership's  Units  of  limited partnership interests ("Units") commenced on or about December 6,
          1988.   On February 1, 1989, the  initial offering period for the
          Partnership  was terminated, by which time the Net Asset Value of the Partnership  was $2,140,315.74.  Beginning  February 2, 1989,
          an extended  offering period  commenced which terminated  on July
          31, 1989, by  which time a  total of  5,065.681 Units of  Limited
          Partnership  Interest  were  sold.     Effective  May,  1995  the
          Partnership ceased to report  as a public  offering.  On July  1,
          1995 the Partnership recommended  the offering of its Units  as a
          Regulation D,  Rule 506 private placement, which continues to the present with a total of $18,549,301 for 11,289.15 Units sold
          July 1, 1995 through March 31, 1997.

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

          Since commencing trading operations, the  Partnership has engaged in  the  speculative  trading  of Commodity  Interests  and  will continue to do  so until its  dissolution and liquidation,  which will occur  on the earlier of December 31, 2020 or the occurrence of any of the events set forth in Paragraph 4(a) of the Agreement
          of  Limited  Partnership.   Such events  are  (i) an  election to
          dissolve  the  Partnership  made  by  over  50%  of  the  Limited
          Partnership  Units at least  90 days  prior to  dissolution, (ii)
          withdrawal,  insolvency, or  dissolution of  the General  Partner
          (unless a new general  partner is substituted), (iii) decline  in the  Net  Asset Value  of the  Partnership  at the  close  of any business day to less than $300,000,  or (iv) any event which will make  it  unlawful for  the existence  of  the Partnership  to be
          continued  or  requiring termination  of  the  Partnership.   The
          termination  of Everest II shall  occur on the  first to occur of the following:(i) December 31,  2025; (ii) withdrawal, insolvency or  dissolution  of a  General Partner  or  any other  event that causes a General Partner to cease to  be a general partner unless
          (a) at  the time of  such event there  is at least  one remaining general partner of Everest II to carry on the business of Everest
          II, or (b) within ninety (90) days after such event, all partners agree in writing to  continue the business of  Everest II and  to
          the  appointment of   one  or more  managing general  partners of
          Everest  II, or any  event which  will make  it unlawful  for the existence of Everest II to continue.

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

          Revenue Recognition

          Commodity   futures   contracts,   forward  contracts,   physical
          commodities  and related options are recorded  on the trade date.
          All such transactions  are reported on an identified  cost basis.
          Realized  gains  and  losses  are  determined  by  comparing  the purchase price to  the sales  price when the  trades are  offset.
          Unrealized  gains  and  losses  reflected in  the  statements  of financial  condition  represent the  difference  between original contract  amount  and market  value  (as  determined by  exchange settlement prices  for futures contracts and  related options and cash dealer prices at a predetermined time for forward contracts, physical commodities  and their related  options) as of  the last business day of the quarter end.

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

          (3) FEES

          Management fees are accrued and paid  monthly, incentive fees are
          accrued  monthly  and  paid   quarterly  and  General   Partners'
          administrative fees  are  paid annually  and  amortized  monthly.
          Trading decisions  for the  period of these  financial statements were  made  by  John  W.  Henry  &  Company,  Inc.  ("JWH"),  the
          Partnership's Commodity Trading Advisor  ("CTA").  Pursuant to an
          agreement between the Partnership and JWH, JWH receives 0.33%  of the  month-end  net  asset value  of  the  Partnership  under its
          management.    The Partnership pays JWH a quarterly incentive fee
          of 15% of trading profits achieved on the  NAV of the Partnership allocated by the General Partners to such Advisor's management.
          The Partnership pays  an annual administrative fee of  $24,000 to
          CISI.

          (4) INCOME TAXES

          No provision for Federal Income Taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based on the pro rata share of the profits or losses of the Partnership.

          (5) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

          The  Partnership  was  formed to  speculatively  trade  Commodity
          Interests.   It has commodity transactions and cash on deposit at
          its Clearing Broker. In  the event that volatility of  trading of other customers of  the Clearing Broker  impaired the ability  of
          the   Clearing  Broker   to  satisfy   its  obligations   to  the
          Partnership,  the Partnership  would  be  exposed to  off-balance
          sheet  risk.   Such  risk is  defined  in Statement  of Financial
          Accounting Standards  No. 105 ("SFAS 105") as  a credit risk.  To mitigate this risk, the Clearing Broker, pursuant to the mandates of the  Commodity Exchange  Act,  is required  to maintain  funds deposited by customers relating to futures contracts in regulated commodities  in separate  bank accounts  which are  designated as segregated customers' accounts.  In addition, the Clearing Broker has set  aside funds deposited  by customers relating  to foreign
          futures  and   options  in  separate  bank   accounts  which  are
          designated as  customer secured  accounts.  Lastly, the  Clearing
          Broker  is subject  to the  Securities and  Exchange Commission's
          Uniform  Net  Capital  Rule  which requires  the  maintenance  of minimum net  capital of at least  4% of the funds  required to be segregated pursuant  to the Commodity Exchange Act.  The Clearing
          Broker has controls in  place to make certain that  all customers maintain adequate  margin deposits  for the positions  which they maintain at the Clearing Broker.  Such procedures  should protect the  Partnership from  the  off-balance sheet  risk as  mentioned earlier.  The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure.  The counterparty of  the Partnership for  futures contracts  traded in  the United
          States  and  most non-U.S.  exchanges  on  which the  Partnership trades  is the Clearing House  associated with the  exchange.  In general, Clearing  Houses are backed  by the membership  and will act in the event of non-performance by one of its  members or one of the members' customers and as such should significantly reduce
          this credit risk.   In the cases where the  Partnership trades on
          exchanges  on which  the  Clearing House  is  not backed  by  the
          membership,   the   sole   recourse   of   the   Partnership  for
          nonperformance will be the Clearing House.

          The Partnership  holds futures  and futures options  positions on the various exchanges throughout the world.  The Partnership does
          not  trade over the counter contracts.    As defined by SFAS 105,
          futures positions are classified  as financial instruments.  SFAS
          105 requires  that the  Partnership disclose the  market risk  of loss from  all  of  its financial  instruments.  Market  risk  is defined as the possibility that future changes in market
          prices may  make a  financial  instrument less  valuable or  more onerous.  If the markets  should move against all of  the futures positions held by the  Partnership at the same  time, and if  the markets moved such that the CTA  was unable to offset the futures positions  of the Partnership, the Partnership  could lose all of
          its assets  and the  partners  would realize  a 100%  loss.   The
          Partnership  has a  contract with  one CTA who  makes all  of the
          trading decisions.   The CTA  trades a program  diversified among
          the various futures contracts in the financials and metals group.
          The  CTA  trades on  U.S. and  non-U.S. exchanges.   Cash  was on
          deposit  with  the Clearing  Broker in  each  time period  of the financial statements which exceeded  the cash requirements of the
          Commodity Interests of the Partnership.

          The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to exchange traded contracts for the Partnership as of March 31, 1997:

          COMMODITY GROUP               UNREALIZED GAIN/(LOSS)

          FOREIGN CURRENCIES                          (92,310)

          STOCK INDICES                                  0.00

          ENERGIES                                       0.00

          METALS                                      (38,525)

          INTEREST RATE INSTRUMENTS                   246,890

          TOTAL                                       116,055

          The range  of  maturity  dates  of  these  exchange  traded  open
          contracts is  April of 1997 to  March of 1998.   The average open
          trade equity for the period of  January 1, 1997 to March 31, 1997 was $405,474.

          The margin requirement at  March 31, 1997 was $887,925.   To
          meet this  requirement, the Partnership  had on deposit with the
          Clearing Broker $442,523 in segregated funds and $558,902 in secured funds.

          (6) FINANCIAL STATEMENT PREPARATION

          The interim  financial statements  are unaudited but  reflect all adjustments that are, in the opinion of management, necessary  to
          a  fair   statement  of  the  results  for  the  interim  periods
          presented.     These  adjustments  consist  primarily  of  normal
          recurring accruals.

          The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.

          Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operation

          Fiscal Quarter ended March 31, 1997

          The Partnership recorded a loss of $30,215 but a gain of $8.17 per Unit for the first quarter of 1997.

          During  the   first  month   of  the  quarter,   the  Partnership
          experienced  gains primarily  as a  result of profits  in foreign exchange  rates, while  during the  next two  months losses  were recorded  due in  part to  the direction  of U.S  interest rates.
          Overall, the  first quarter of  fiscal 1997 ended  negatively for the  Partnership's accounts managed  by John W.  Henry & Company,
          Inc.

          In  January,   the  U.S.  dollar  continued   to  dominate  world
          currencies,  reflecting  both sound  economic fundamentals  and a policy,  shared by  both  the  U.S.  central  bank  and  Treasury
          administration officials,  in support  of a  strong dollar.   The
          Japanese  yen  suffered from  problems  in  the Japanese  banking sector.  Rising unemployment and weak economic numbers in Germany once  again drove the German  mark down against  the U.S. dollar.
          Trading  in  the  British  pound grew  increasingly  volatile  as prospects  for an  interest  rate increase  in Britain  weakened.
          Gold  prices  reached  a  three  year  low  at  mid-month.    The
          Partnership recorded a profit  of $462,923 or $70.99 per  Unit in
          January.

          In February, the U.S. dollar reached new highs against the German mark, Japanese yen and Swiss franc.  The Federal Reserve chairman hinted of a possible hike in interest rates which sent the dollar soaring. Volatility in global  interest rate markets continued to be  fueled by  speculation on  the direction  of interest  rates.
          Early in the month, central banks in Germany, England and the U.S
          announced  their decisions  to keep rates  stable.   In commodity
          markets, gold prices rose  as demand was rekindled by  the lowest
          spot prices  since 1993.   In  agricultural markets,  a two-month
          bull trend in coffee prices continued  as unfavorable weather and labor strife in South America threatened supply.  The Partnership recorded a loss of $334,934 or $44.81 per Unit in February.

          In March, speculation  over the direction of  U.S. interest rates
          unsettled  financial  markets  around  the world.    Rising  U.S.
          interest rates, unease over  first quarter corporate earnings and lofty  stock  evaluations  resulted  in  turmoil  in  U.S  equity markets.  In  Europe, renewed  speculation about a  delay in  the
          European Union's plans for economic and monetary union pushed the
          German mark higher against the U.S. dollar.  Agricultural markets recorded profits resulting from  persistent supply concerns.  The
          Partnership recorded a  loss of  $158,204 or $18.01  per Unit  in
          March.

          During the  quarter, additional units sold  consisted of 4,831.23 limited  partnership  units  and  47.67  general  partner  units.
          Additional units sold during the quarter represented a
          total of $9,016,805.   Investors redeemed a total of  63.99 Units
          during the  quarter.   At  the  end  of the  quarter  there  were
          10,894.50 Units outstanding (including  108.52 Units owned by the
          General Partners).

          During the fiscal quarter ended March 31, 1997, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange.

          The Partnership currently only trades on recognized global futures exchanges. In the event the Partnership begins trading over the counter contracts, any credit exposure to a counterparty which exceeds 10% of the Partnership's total assets will be disclosed.

          See  Footnote  5  of  the  Financial  Statements  for  procedures established  by  the General  Partners  to  monitor and  minimize
          market and credit risks for the Partnership.   In addition to the
          procedures  set out in Footnote 5, the General Partners review on a daily basis reports of the Partnership's performance, including monitoring of  the daily net asset value of the Partnership.  The
          General  Partners  also review  the  financial  situation of  the
          Partnership's Clearing  Broker on a  monthly basis.   The General
          Partners rely on the  policies of the Clearing Broker  to monitor specific  credit risks.  The  Clearing Broker does  not engage in proprietary trading  and thus has no direct market exposure which provides the General Partners assurance that the Partnership will not suffer trading losses through the Clearing Broker.


          Part II.  OTHER INFORMATION

          Item 1         Legal Proceedings

          The Partnership and its affiliates are from time to time parties to various legal actions arising in the normal course of business. The General Partner believes that there is no proceeding threatened or pending against the Partnership or any of its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Partnership.

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



                                       EVEREST FUTURES FUND, L.P.

          Date: May 14, 1997           By: Everest Asset Management,Inc.
                                           its General Partner


                                       By: /s/ Peter Lamoureux
                                               Peter Lamoureux
                                               President


