Form 10-Q
period 1997-06-30
EVEREST FUTURES FUND L P
filed 1997-08-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q


         Quarterly report pursuant to Section 12(b) or (g) of the
                    Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1997


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

                         Yes  X      No


            Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending June 30, 1997



                                                      Fiscal Quarter Year to Date   Fiscal Year  Fiscal QuarterYear to Date
                                                      Ended 6/30/97   To 6/30/97   Ended 12/31/96Ended 6/30/96  to 6/30/96
                                                      -------------- -------------------------------------------------------
Statement of
Financial Condition                                         X                            X

Statement of
Operations                                                  X              X

Statement of Changes
in Partners' Capital                                                       X

Statement of
Cash Flows                                                                 X

Notes to Financial
Statements                                                  X


               EVEREST FUTURES FUND, LP
      COMBINED STATEMENTS OF FINANCIAL CONDITION
                      UNAUDITED

                                                      Jun 30, 1997   Dec 31, 1996
                                                      -------------  -------------
ASSETS
Cash and cash equivalents                               18,205,822      8,832,835
Equity in commodity trading accounts:
   Net unrealized trading gains on open contracts          540,622        172,918
   Amount Due from broker                                4,954,090      3,414,868

Interest receivable                                         96,514         57,780
                                                      -------------  -------------
      Total assets                                      23,797,047     12,478,401
                                                      =============  =============


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                          9,500         17,922
   Commissions payable                                      94,212         47,977
   Advisor's management fee payable                         77,444         38,578
   Advisor's incentive fee payable                               0        325,736
   Redemptions payable                                     228,844          9,966
   Deferred Partnership offering proceeds                        0        825,703
   Selling and Offering Expenses Payable                    14,808              0
                                                      -------------  -------------
      Total liabilities                                    424,809      1,265,882

Minority Interest                                          255,980        127,625


Partners' Capital:
   Limited partners (13,572.34 and 6,018.75 units       22,886,280     10,973,945
     outstanding at 6/30/97 and 12/31/96, respectively)
      (see Note 1)
   General partners (136.38 units and 60.85 units          229,978        110,949
     outstanding at 6/30/97 and 12/31/96, respectively)
      (see Note 1)                                    -------------  -------------
      Total partners' capital                           23,116,258     11,084,894
                                                      -------------  -------------
      Total liabilities, minority interest,
        and partners' capital                          $23,797,047    $12,478,401
                                                      =============  =============

Net asset value per outstanding unit of Partnership
  interest                                               $1,686.24      $1,823.29
                                                      =============  =============
In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



             EVEREST FUTURES FUND, L.P.
          COMBINED STATEMENTS OF OPERATIONS
                      UNAUDITED


                                                       Apr 1, 1997    Jan 1, 1997   Apr 1, 1996   Jan 1, 1996
                                                         through        through       through       through
                                                      Jun 30, 1997   Jun 30, 1997  Jun 30, 1996  Jun 30, 1996
                                                      -------------  ------------- ------------- -------------
REVENUES

Gains on trading of commodity futures                                                   N/A           N/A
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions              (1,911,883)    (1,620,507)
   Change in unrealized gain (loss)
     on open positions                                     421,110        365,429
   Net foreign currency translation gain (loss)             74,323           (248)
   Brokerage Commissions                                  (321,783)      (533,007)
                                                      -------------  -------------
 Total trading income (loss)                            (1,738,234)    (1,788,334)

    Interest income, net of cash management fees           284,920        461,435
                                                      -------------  -------------
 Total income (loss)                                    (1,453,314)    (1,326,898)

General and administrative expenses
    Advisor's management fees                              209,630        351,091
    Advisor's incentive fees                                     0            146
    Administrative expenses                                 14,122         29,146
                                                      -------------  -------------
  Total general and administrative expenses                223,752        380,383

  Minority Interest                                              0              0
                                                      -------------  -------------
Net income (loss)                                       (1,677,066)    (1,707,281)
                                                      =============  =============

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                    ($145.22)      ($137.05)
                                                      =============  =============
                                                      (see Note 1)   (see Note 1)


This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



               EVEREST FUTURES FUND, LP
 COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
 For the period January 1, 1997 through June 30, 1997



                                                                          Limited       General
                                                            Units*       Partners      Partners         Total
                                                      -------------  ------------- ------------- -------------
Partners' capital at Jan 1, 1997                          6,018.75    $10,973,945      $110,949   $11,084,894

Net profit (loss)                                                      (1,690,288)      (16,993)   (1,707,281)

Additional Units Sold                                     7,784.34     14,000,300       136,022    14,136,322
(see Note 1)
Redemptions (see Note 1)                                   (230.75)      (397,677)            0      (397,677)
                                                      -------------  ------------- ------------- -------------
Partners' capital at June 30, 1997                       13,572.34    $22,886,280      $229,978   $23,116,258
                                                      =============  ============= ============= =============

Net asset value per unit
   January 1, 1997(see Note 1)                                           1,823.29      1,823.29

Net profit (loss) per unit (see Note 1)                                   (137.05)      (137.05)
                                                                     ------------- -------------
Net asset value per unit
   June 30, 1997                                                        $1,686.24     $1,686.24

* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)


               EVEREST FUTURES FUND, LP
          COMBINED STATEMENTS OF CASH FLOWS
                      UNAUDITED



                                                       Jan 1, 1997
                                                        through
                                                      Jun 30, 1997
                                                      -------------

Net profit (loss)                                       (1,707,281)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                                  (367,704)
     Interest receivable                                   (38,734)
     Decrease in equity in commodity trading accounts   (1,539,222)
     Accrued liabilities                                  (249,057)
     Redemptions payable                                   218,878
     Deferred Offering Proceeds                           (825,703)
     Selling and Offering Expenses Payable                  14,808
     Increase in minority interest                         128,355
                                                      -------------
     Net cash provided by (used in)
       operating activities                             (4,365,658)

Cash flows from financing activities:
   Units Sold                                           14,136,322
   Partner redemptions                                    (397,677)

                                                      -------------
   Net cash provided by (used in)
     financing activities                               13,738,645
                                                      -------------
Net increase (decrease) in cash                          9,372,987

Cash at beginning of period                              8,832,835
                                                      -------------
Cash at end of period                                  $18,205,822
                                                      =============
This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



                        EVEREST FUTURES FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997


(1)  GENERAL INFORMATION AND SUMMARY

Everest Futures Fund, L.P. (the "Partnership") is a limited partnership organized on June 20, 1988 under the Iowa Uniform Limited Partnership Act. The business of the Partnership is the speculative trading of commodity futures contracts and other commodity interests, including forward contracts on foreign currencies ("Commodity Interests") either directly or through investing in other, including subsidiary, partnerships, funds or other limited liability entities. The Partnership commenced its trading operations on February 1, 1989 and its general partner is Everest Asset Management, Inc. (the "General Partner") a Delaware corporation organized in December 1987.

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

The public offering of the Partnership's Units of limited partnership interests ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommended the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $23,668,818 for 14,270 Units sold July 1, 1995 through June 30, 1997.

On February 29, 1996, the Partnership amended its Agreement of Limited Partnership permitting the Partnership to conduct its trading business by investing in other partnerships and funds and in subsidiary partnerships or other limited liability entities. Effective the close of business on March 29, 1996, the Partnership invested all of its assets in another limited partnership, Everest Futures Fund II L.P. ("Everest II"), a Delaware limited partnership in which the Partnership is the sole limited partner. As a result, the Partnership does not currently invest directly in Commodity Interests. Instead, the Partnership transferred all of its assets to Everest II in return for its Everest II limited partnership interest. Everest II invests directly in Commodity Interests through John W. Henry & Company, Inc. ("JWH"), an independent commodity trading advisor which had hitherto been the advisor to the Partnership.

Everest II has two general partners, Everest Asset Management, Inc., the current General Partner of the Partnership and CIS Investments, Inc. ("CISI"), which is a wholly-owned subsidiary of Cargill Investor Services, Inc., the former clearing broker of the Partnership and now the clearing broker for Everest II (the "Clearing Broker"). CIS Financial Services, Inc. ("CISFS"), an affiliate of the Clearing Broker, acts as the Partnership's currency dealer. CISI and the General Partner are both registered with the CFTC as commodity pool operators and are members of the NFA in such capacity.

On September 13, 1996 the Securities and Exchange Commission accepted for filing a Form 10 -- Registration of Securities for the Partnership. Public reporting of Units of the Partnership sold as a private placement commenced at that time and has continued to the present.

Upon ten days written notice, a Limited Partner may require the Partnership to redeem all or part of his Units effective as of the close of business (as determined by the General Partner) on the last day of any month at the Net Asset Value thereof on such date. Notwithstanding the above, pursuant to the Amended and Restated Agreement of Limited Partnership, the General Partner may, in its sole discretion, and on ten days' notice, require a Limited Partner to redeem all or part of his Units in the Partnership as of the end of any month. There are no additional charges to the Limited Partner upon redemption. The Partnership's Amended and Restated Agreement of Limited Partnership contains a full description of redemption and distribution procedures. The Partnership may redeem its sole limited partnership interest in Everest II effective as of the end of one business day after such redemption request has been made. Everest II's Limited Partnership Agreement contains a full description of that partnership's redemption and distribution procedures.

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

The Partnership earns interest on 100 percent of the Partnership's average monthly cash balance on deposit with the Clearing Broker equal to between 20% and 50% of the Partnership assets at a rate equal to the average 90-day Treasury bill rate for U.S. Treasury bills issued during that month. The balance of the Partnership's assets are held in an account at Citibank, N.A. invested in a range of government securities, Eurodollar, CD's and commercial paper, at the discretion of Horizon Cash Management, LLC, an investment advisor.


Commissions

The Partnership pays the Clearing Broker brokerage commissions equal to 0.5% of Partnership Beginning Net Asset Value each month. This amounts to approximately 6% annually of the Partnership's average Net Asset Value ("NAV"). Of this amount, the General Partner will receive approximately 83% of the fees paid equal to approximately 5% of the Partnership's average NAV. The General Partner pays CISI a monthly co-general partner fee of 1/12 of 0.40% of the month-end NAV of Everest II.


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


(3) FEES

Management fees are accrued and paid monthly and incentive fees are accrued monthly and paid quarterly. Trading decisions for the period of these financial statements were made by John W. Henry & Company, Inc. ("JWH"), the Partnership's commodity trading advisor. Pursuant to an agreement between the Partnership and JWH, JWH receives 0.33% of the month-end net asset value of the Partnership under its management. The Partnership pays JWH a quarterly incentive fee of 15% of trading profits achieved on the NAV of the Partnership allocated by the General Partner to JWH's management.

The Partnership pays an annual administrative fee of $30,000 to CISI.


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

The Partnership holds futures and futures options positions on the various exchanges throughout the world. The Partnership holds foreign exchange forward contracts with CISFS. CISFS acts as a broker to these transactions and deals only with bank counterparties having assets in excess of $100,000,000. As defined by SFAS 105, futures positions are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the CTA was unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. The Partnership has a contract with one CTA who makes all of the trading decisions. The CTA trades a program diversified among the various futures contracts in the financials and metals group. The CTA trades on U.S. and non-U.S. exchanges. Cash was on deposit with the Clearing Broker and CISFS in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity
Interests for the Partnership as of June 30, 1997:

     COMMODITY GROUP              UNREALIZED GAIN/(LOSS)

FOREIGN CURRENCIES                     (717,151)

STOCK INDICES                            23,945

ENERGIES                                   0.00

METALS                                  531,896

INTEREST RATE INSTRUMENTS               701,932

TOTAL                                   540,622


The range of maturity dates of these exchange traded open contracts is July of 1997 to June of 1998. The average open trade equity for the period of January 1, 1997 to June 30, 1997 was $124,257.

The margin requirement at June 30, 1997 was $3,573,518. To meet this requirement, the Partnership had on deposit with the Clearing Broker $2,656,988 in segregated funds and $2,837,724 in secured funds.


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


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation

                Fiscal Quarter ended June 30, 1997

The Partnership recorded a loss of $1,677,066 or $145.22 per Unit for the second quarter of 1997. This compares to a gain of $195,430.48 or $30.96 per Unit for the second quarter of 1996.

During the first two months of the quarter the Partnership experienced losses primarily as a result of losses in precious metals and foreign exchange. The third month experienced gains due to profitable positions in metals, interest rates and stock indices. Overall, the second quarter of fiscal 1997 ended negatively for the Partnership's accounts managed by John W.
Henry & Company, Inc.   At June 30, 1997, John W. Henry &
Company, Inc. was managing 100% of the Partnership's assets.

In April, yields on the U.S. Treasury 30-year bond soared to a nine-month high, only to fall by month end resulting in losses in interest rates. The U.S. dollar continued its rise in the weeks leading up to the meeting of the G-7 finance ministers, reaching new highs against the Japanese yen and the German mark.
 Gains were realized in coffee as prices soared amid increasing concerns about adequate supply. In precious metals, both gold and silver prices declined as investors' concerns over U.S. inflation subsided. However, the Partnership recorded a loss of $564,694.80 or $51.83 per Unit in April.

Worldwide political events upset currency markets in May. The British pound rallied sharply, but briefly, hitting its highest intraday level since August 1992 after a surprise decision by Britain's newly elected Labour Government to give the Bank of England more autonomy in setting interest rates. In Japan, official warnings of intervention to cap the U.S. dollar's rise against the Japanese yen and a report that the Bank of Japan might raise a key interest rate pushed the dollar to a 4 1/2 month low against the Japanese currency. Surprising strength in the polls by French socialists and sharp disagreement in Germany over the use of gold reserves to meet criteria for European union membership threw the future of that monetary union in doubt. Trading in stock indices and agricultural commodities generated gains, while trading in metals was mixed. The Partnership recorded a loss of $2,033,600.89 or $161.18 per Unit in May.

In June, gold prices fell to a four-year low as the U.S. dollar strengthened and inflation indicators remained favorable. Positions in both gold and silver were profitable. Continued uncertainty surrounding the European currency union benefited bond markets outside the EMU circle of nations. In the currency markets, the Swiss monetary authority's determination to keep the franc from appreciating against major currencies succeeded in pushing the price of that currency down. After reaching a 20-year high in May, coffee prices fell steadily in June on news of higher world exports and concerns about the impact of high prices on demand. The Partnership recorded a gain of $921,229.59 or $67.79 per Unit in June.

During the quarter there were 2,980.95 additional Units sold, including 27.86 Units sold to the General Partner. Additional Units sold during the quarter represented a total of $5,119,517.05. Investors redeemed a total of 166.75 Units during the quarter. At the end of the quarter there were 13,708.72 Units outstanding (including 136.38 Units owned by the General Partner).

During the fiscal quarter ended June 30, 1997, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts.

See Footnote 5 of the Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Footnote 5, the General Partner reviews on a daily basis reports of the Partnership's performance, including monitoring of the daily net asset value of the Partnership. The General Partner also reviews the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partner relies on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General Partner assurance that the Partnership will not suffer trading losses through the Clearing Broker.


              Fiscal Quarter ended June 30, 1996

The Partnership recorded a gain of $195,430.48 or $30.96 per Unit for the second quarter of 1996. Favorable positions in global currency and physical commodity markets generated profits in the first and third months of the quarter. The second month of the quarter saw losses in metals and global interest rates. Overall, the second quarter ended positively for the Partnership's account managed by John W. Henry & Co., Inc.

In April, crude oil prices continued to surge upwards as refiners pushed to replenish record-low inventory levels. The currency markets saw relatively high U.S. bond yields which attracted investors to the U.S. dollar, thus strengthening the dollar against the German mark and Swiss franc. The Partnership recorded a profit of $143,922.62 or $24.88 per Unit in April.

In May, crude oil prices succumbed to political pressures and the expected impact on world oil supplies of the long-anticipated U.N./Iraq oil agreement. In the currency markets, the British pound declined to a two-year low against the U.S. dollar early in the month, but rallied back by the end of the month well ahead of the dollar as well as the German mark. The Partnership recorded a loss of $111,199.25 or $17.94 per Unit in May.

In June, the metals markets were impacted by repercussions from the Sumitomo copper trading losses and by an increase in the world supply of gold; the result of selling by central banks. Crude oil prices reflected continued inventory shortages and the renewal of tension in the Middle East. The U.S. dollar reached a 28-month high against the Japanese yen early in the month, but ended lower at month's end as investors turned to higher yielding European currencies. The Partnership recorded a profit of $162,707.11 or $24.02 per Unit in June.

During the quarter, additional Units sold consisted of 7,198.77 limited partnership units and 100 general partner units. Additional Units sold during the quarter represented a total of $7,329,302.40. There were no Units redeemed during the quarter. At the end of the quarter there were 7,298.77 Units outstanding (including 100 Units owned by the General Partner).

During the fiscal quarter ended June 30, 1996, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange which was material or to any counterparty dealing in over the counter contracts.


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

During the quarter, additional units sold consisted of 4,831.23 limited partnership units and 47.67 general partner units. Additional units sold during the quarter represented a total of $9,016,805. Investors redeemed a total of 63.99 Units during the quarter. At the end of the quarter there were 10,894.50 Units outstanding (including 108.52 Units owned by the General Partner).

During the fiscal quarter ended March 31, 1997, the Partnership had no material credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts.


                    Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Partnership and its affiliates are from time to time parties to various legal actions arising in the normal course of business. The General Partner believes that there are no proceedings threatened or pending against the Partnership or any of its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Partnership.


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


                                   EVEREST FUTURES FUND, L.P.

Date: August 14, 1997              By: Everest Asset Management, Inc.
                                       its General Partner


                                   By: /s/ Peter Lamoureux
                                           Peter Lamoureux
                                           President