Form 10-Q
period 1997-09-30
EVEREST FUTURES FUND L P
filed 1997-11-13
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


          Quarterly report pursuant to Section 12(b) or (g) of the
                        Securities Exchange Act of 1934


             For the quarterly period ended September 30, 1997


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

                          Yes  X     No


            Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending September 30, 1997



                                                      Fiscal Quarter Year to Date   Fiscal Year  Fiscal QuarterYear to Date
                                                      Ended 9/30/97   To 9/30/97   Ended 12/31/96Ended 9/30/96  to 9/30/96
                                                      -------------- -------------------------------------------------------
Statement of
Financial Condition                                         X                            X

Statement of
Operations                                                  X              X

Statement of Changes
in Partners' Capital                                                       X

Statement of
Cash Flows                                                                 X

Notes to Financial
Statements                                                  X


               EVEREST FUTURES FUND, LP
      COMBINED STATEMENTS OF FINANCIAL CONDITION
                      UNAUDITED

                                                      Sep 30, 1997   Dec 31, 1996
                                                      -------------  -------------
ASSETS
Cash and cash equivalents                               29,093,419      8,832,835
Equity in commodity trading accounts:
   Net unrealized trading gains on open contracts        2,427,922        172,918
   Amount Due from broker                                3,203,420      3,414,868

Interest receivable                                        123,722         57,780
                                                      -------------  -------------
      Total assets                                      34,848,483     12,478,401
                                                      =============  =============


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                         19,750         17,922
   Commissions payable                                     134,213         47,977
   Advisor's management fee payable                        111,071         38,578
   Advisor's incentive fee payable                         129,999        325,736
   Redemptions payable                                     173,365          9,966
   Deferred Partnership offering proceeds                        0        825,703
   Selling and Offering Expenses Payable                    34,002              0
                                                      -------------  -------------
      Total liabilities                                    602,400      1,265,882

Minority Interest                                          351,925        127,625


Partners' Capital:
   Limited partners (17,517.21 and 6,018.75 units       33,557,317     10,973,945
     outstanding at 9/30/97 and 12/31/96, respectively)
      (see Note 1)
   General partners (175.83 units and 60.85 units          336,841        110,949
     outstanding at 9/30/97 and 12/31/96, respectively)
      (see Note 1)                                    -------------  -------------
      Total partners' capital                           33,894,158     11,084,894
                                                      -------------  -------------
      Total liabilities, minority interest,
        and partners' capital                          $34,848,483    $12,478,401
                                                      =============  =============

Net asset value per outstanding unit of Partnership
  interest                                               $1,915.68      $1,823.29
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



                                                       EVEREST FUTURES FUND, L.P.
          COMBINED STATEMENTS OF OPERATIONS
                      UNAUDITED


                                                       Jul 1, 1997    Jan 1, 1997   Jul 1, 1996   Jan 1, 1996
                                                         through        through       through       through
                                                      Sep 30, 1997   Sep 30, 1997  Sep 30, 1996  Sep 30, 1996
                                                      -------------  ------------- ------------- -------------
REVENUES

Gains on trading of commodity futures                                                   N/A           N/A
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions               1,912,606        292,099
   Change in unrealized gain (loss)
     on open positions                                   1,865,735      2,231,163
   Net foreign currency translation gain (loss)            (71,512)       (71,761)
   Brokerage Commissions                                  (416,737)      (949,744)
                                                      -------------  -------------
 Total trading income (loss)                             3,290,091      1,501,758

    Interest income, net of cash management fees           375,043        836,478
                                                      -------------  -------------
 Total income (loss)                                     3,665,134      2,338,236

General and administrative expenses
    Advisor's management fees                              290,814        641,904
    Advisor's incentive fees                               128,518        128,664
    Administrative expenses                                 17,407         46,553
                                                      -------------  -------------
  Total general and administrative expenses                436,738        817,121

  Minority Interest                                              0              0
                                                      -------------  -------------
Net income (loss)                                        3,228,396      1,521,115
                                                      =============  =============

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                     $229.44         $92.39
                                                      =============  =============
                                                      (see Note 1)   (see Note 1)


This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



               EVEREST FUTURES FUND, LP
 COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1997 through September 30, 1997



                                                                          Limited       General
                                                            Units*       Partners      Partners         Total
                                                      -------------  ------------- ------------- -------------
Partners' capital at Jan 1, 1997                          6,018.75    $10,973,945      $110,949   $11,084,894

Net profit (loss)                                                       1,505,993        15,122     1,521,115

Additional Units Sold                                    11,836.72     21,681,439       210,770    21,892,209
(see Note 1)
Redemptions (see Note 1)                                   (338.25)      (604,060)            0      (604,060)
                                                      -------------  ------------- ------------- -------------
Partners' capital at September 30, 1997                  17,517.21    $33,557,317      $336,841   $33,894,158
                                                      =============  ============= ============= =============

Net asset value per unit
   January 1, 1997(see Note 1)                                           1,823.29      1,823.29

Net profit (loss) per unit (see Note 1)                                     92.39         92.39
                                                                     ------------- -------------
Net asset value per unit
   September 30, 1997                                                   $1,915.68     $1,915.68

* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)


                                  EVEREST FUTURES FUND, LP
          COMBINED STATEMENTS OF CASH FLOWS
                      UNAUDITED



                                                       Jan 1, 1997
                                                        through
                                                      Sep 30, 1997
                                                      -------------

Net profit (loss)                                        1,521,115
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                                (2,255,004)
     Interest receivable                                   (65,942)
     Decrease in equity in commodity trading accounts      211,448
     Accrued liabilities                                   (35,180)
     Redemptions payable                                   163,399
     Deferred Offering Proceeds                           (825,703)
     Selling and Offering Expenses Payable                  34,002
     Increase in minority interest                         224,300
                                                      -------------
     Net cash provided by (used in)
       operating activities                             (1,027,565)

Cash flows from financing activities:
   Units Sold                                           21,892,209
   Partner redemptions                                    (604,060)

                                                      -------------
   Net cash provided by (used in)
     financing activities                               21,288,149
                                                      -------------
Net increase (decrease) in cash                         20,260,584

Cash at beginning of period                              8,832,835
                                                      -------------
Cash at end of period                                  $29,093,419
                                                      =============
This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)




                          EVEREST FUTURES FUND, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997


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

The public offering of the Partnership's Units of limited partnership interests ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommended the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $31,424,704 for 18,362 Units sold July 1, 1995 through September 30, 1997.

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

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity
Interests for the Partnership as of September 30, 1997:


COMMODITY GROUP                      UNREALIZED GAIN/(LOSS)


FOREIGN CURRENCIES                        (26,432)

STOCK INDICES                             281,742

ENERGIES                                     0.00

METALS                                    181,195

INTEREST RATE INSTRUMENTS               1,991,417

TOTAL                                   2,417,822


The range of maturity dates of these exchange traded open contracts is December of 1997 to June of 1998. The average open trade equity for the period of January 1, 1997 to September 30, 1997 was $827,790.

The margin requirement at September 30, 1997 was $4,931,038. To meet this requirement, the Partnership had on deposit with the Clearing Broker $4,343,403 in secured funds and $1,387,991 in non-regulated funds; the Partnership had a deficit of $99,932 in segregated funds.


(6) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 28, 1997, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.



Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation


                Fiscal Quarter ended September 30, 1997

The Partnership recorded a gain of $3,228,396 or $229.44 per Unit for the third quarter of 1997. This compares to a gain of $930,821 or $7.40 per Unit for the third quarter of 1996.

The Partnership experienced gains during the first and third months of the quarter as a result of strong profits in global interest rate positions, metals and some currencies. During the second month of the quarter, the Partnership suffered losses in U.S and European interest rates, currencies and metals.
Overall, the third quarter of fiscal 1997 ended positively for the Partnership's accounts managed by John W. Henry & Company, Inc. At September 30, 1997, John W. Henry & Company, Inc. was managing 100% of the Partnership's assets.

In July, positions in U.S. Treasuries resulted in strong gains as did positions in Japanese Government bonds. In the currency markets, investors traded German marks and Swiss francs for U.S. dollars, pushing the dollar to new highs against both currencies. Silver and gold prices fell reflecting the sale by the Australian central bank of 60% of its gold reserves; the positions held by the Partnership in both metals were profitable. The Partnership recorded a gain of $3,501,485 or $255.43 per Unit in July.

In August, trading volatility accounted for losses in the global interest rate sector and metals. Price reversals in the U.S. 30-year bond and U.S. and Australian 10-year notes resulted in losses for the Partnership. While losses occurred in the Deutsche mark and Swiss franc, gains were made in the Japanese yen and the Nikkei stock index. However, the Partnership recorded a loss of $975,395 or $67.07 per Unit in August.

In September, moderate gains were recorded for the Partnership, reflecting profitable positions in global interest rate markets and the Japanese Nikkei. The largest gains were derived from positions in the British gilt and Japanese Government bond. Except for the Australian dollar, positions in all other currencies traded resulted in losses. Positions in silver and copper resulted in gains, offsetting losses in gold. The Partnership recorded a gain of $702,306 or $41.08 per Unit in September.

During the quarter there were 4,091.83 additional Units sold, including 39.45 Units sold to the General Partner. Additional Units sold during the quarter represented a total of $7,755,886.35. Investors redeemed a total of 107.50 Units during the quarter. At the end of the quarter there were 17,693.04 Units outstanding (including 175.83 Units owned by the General Partner).

During the fiscal quarter ended September 30, 1997, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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

During the fiscal quarter ended September 30, 1996, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.


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

Worldwide political events upset currency markets in May. The British pound rallied sharply, but briefly, hitting its highest intraday level since August 1992 after a surprise decision by Britain's newly elected Labour Government to give the Bank of England more autonomy in setting interest rates. In Japan, official warnings of intervention to cap the U.S. dollar's rise against the Japanese yen and a report that the Bank of Japan might raise a key interest rate pushed the dollar to a 4 1/2 month low against the Japanese currency. Surprising strength in the polls by French socialists and sharp disagreement in Germany over the use of gold reserves to meet criteria for European union membership threw the future of that monetary union in doubt. Trading in stock indices generated gains, while trading in metals was mixed. The Partnership recorded a loss of $2,033,600.89 or $161.18 per Unit in May.

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

During the fiscal quarter ended June 30, 1997, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.


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

In April, the currency markets saw relatively high U.S. bond yields which attracted investors to the U.S. dollar, thus strengthening the dollar against the German mark and Swiss franc. The Partnership recorded a profit of $143,922.62 or $24.88 per Unit in April.

In May, the British pound declined to a two-year low against the U.S. dollar early in the month, but rallied back by the end of the month well ahead of the dollar as well as the German mark. The Partnership recorded a loss of $111,199.25 or $17.94 per Unit in May.

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

During the fiscal quarter ended June 30, 1996, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.


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

During the fiscal quarter ended March 31, 1997, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.


                    Part II.  OTHER INFORMATION


Item 1. Legal Proceedings

        The Partnership and its affiliates are from time to time parties to various legal actions arising in the normal course of business. The General Partner believes that there no proceedings threatened or pending against the Partnership or any of its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Partnership.


Item 2. Changes in Securities

        None


Item 3.	Defaults Upon Senior Securities

        None


Item 4.	Submission of Matters to a Vote of Security Holders

        None


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

        a)      Exhibits

                None

        b)      Reports on Form 8-K

                On September 29, 1997 a Form 8-K was filed to report that Ernst & Young, the former accountant of the Registrant, was dismissed on September 23, 1997. The Registrant engaged KPMG Peat Marwick LLP as its new independent accountant effective September 24, 1997. The decision to change accountants was recommended by the Board of Directors of the General Partner of the Registrant.



                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                    EVEREST FUTURES FUND, L.P.


Date: November 13, 1997             By:  Everest Asset Management, Inc.,
                                         its General Partner



                                    By:  /s/ Peter Lamoureux
                                             Peter Lamoureux
                                             President