Form 10-K
period 1997-12-31
EVEREST FUTURES FUND L P
filed 1998-03-27
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10K


      Annual report pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934


        For the fiscal year ended               Commission
        December 31, 1997                       File Number 0-17555


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes  X        No  __


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of Form 10K:     [ X ]


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February
28, 1998:	$40,912,077



                            Part 1

Item 1.  Business

Everest Futures Fund, L.P. (the "Partnership") is a limited partnership organized on June 20, 1988 under the Iowa Uniform Limited Partnership Act. The business of the Partnership is the speculative trading of commodity futures contracts and other commodity interests, including forward contracts on foreign currencies ("Commodity Interests") either directly or through investing in other, including subsidiary, partnerships, funds or other limited liability entities. The Partnership commenced its trading operations on February 1, 1989. Its General Partner is Everest Asset Management, Inc. (the "General Partner") a Delaware corporation organized in December, 1987.

The Partnership was initially organized on June 20, 1988 under the name Everest Energy Futures Fund, L.P. and its initial business was the speculative trading of Commodity Interests, with a particular emphasis on the trading of energy-related commodity interests. However, effective September 12, 1991, the Partnership changed its name to "Everest Futures Fund, L.P." and at the same time eliminated its energy concentration trading policy. The Partnership thereafter has traded futures contracts and options on futures contracts on a diversified portfolio of financial instruments and precious metals as well as forward contracts on currencies.

The initial public offering of the Partnership's Units of limited partnership interests ("Units") pursuant to a registration statement on Form S-18 and Prospectus was declared effective and commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of 19,141.90 additional Units sold for $33,008,744 since July 1, 1995 through December 31, 1997.

On February 29, 1996, the Partnership amended its Agreement of Limited Partnership permitting the Partnership to conduct its trading business by investing in other partnerships and funds and in subsidiary partnerships or other limited liability entities. Effective close of business on March 29, 1996 the Partnership invested all of its assets in another limited partnership, the Everest Futures Fund II L.P. ("Everest II"), a Delaware limited partnership in which the Partnership is the sole limited partner. As a result, the Partnership does not currently invest directly in Commodity Interests. Instead, the Partnership transferred all of its assets to Everest II in return for its Everest II limited partnership interest. Everest II invests directly in Commodity Interests through the Financial and Metals Portfolio of John W. Henry & Company, Inc. ("JWH"), an independent commodity trading advisor which had hitherto been the advisor to the Partnership.

The main advantage in creating Everest II was the continued ability of Limited Partners to invest in the Financial and Metals Portfolio of JWH. JWH is one of the leading commodity trading advisors in the managed futures industry, measured both in terms of total assets under management and historical performance. With approximately $2.4 billion under management, JWH no longer accepts direct managed accounts from individual investors. The Partnership is currently one of only a few investment vehicles which provide U.S. investors with access to the JWH Financial & Metals Portfolio. The General Partner currently believes that retaining JWH as trading advisor for the Partnership is important to the Partnership's continued success. As a result, the General Partner chose to establish Everest II as the means of retaining JWH as trading advisor.

The General Partner does not believe that the Partnership's investment in Everest II will cause any significant or material disadvantage to Limited Partners. The co-general partner fee being paid to CIS Investments, Inc. is being borne directly by the General Partner, not by the Partnership. All other fees and expenses of the Partnership, except for operating expenses, remain the same as prior to the creation of Everest II. Operating expenses are a semi-variable expense with respect to the Partnership's size, and have decreased as a percentage of Net Asset Value since the creation of Everest II given the growth in the Partnership's assets which is due to the retention of JWH.

Everest II has two general partners, Everest Asset Management, Inc. the current General Partner of the Partnership, and CIS Investments, Inc. ("CISI"), which is a wholly-owned subsidiary of Cargill Investor Services, Inc., the former commodity broker of the Partnership and now the commodity broker for Everest II (Cargill Investor Services, Inc. is hereafter referred to as the "Commodity Broker"). CIS Financial Services, Inc. ("CISFS"), an affiliate of the Commodity Broker, acts as the Partnership's currency dealer. CISI and the General Partner are registered with the Commodity Futures Trading Commission (the "CFTC") as commodity pool operators and are members of the National Futures Association (the "NFA") in such capacity.

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

The address of the General Partner and the Partnership is 508 North Second Street, Suite 302, Fairfield, Iowa 52556, and the telephone number is (515) 472-5500. The General Partner changed its name as of March 1, 1994 and amended its Certificate of Incorporation, with no other changes, accordingly. In accordance with the provisions of the Commodity Exchange Act and the rules of the NFA, the General Partner is registered as a commodity pool operator and a commodity trading advisor, JWH is registered as a commodity trading advisor and the Commodity Broker is registered as a futures commission merchant, each subject to regulation by the CFTC. Each is also a member of the NFA in such capacity.

The General Partner through the Partnership's participation in Everest II, to the exclusion of the limited partners of the Partnership (the "Limited Partners"), manages and conducts the business of the Partnership. Thus the General Partner (i) selects and monitors the independent commodity trading advisor(s) and the Commodity Broker; (ii) allocates and/or reallocates assets of the Partnership to or from JWH and/or the advisor(s); (iii) determines if an advisor or commodity broker should be removed or replaced; (iv) negotiates management fees, incentive fees and brokerage commissions; (v) determines its own compensation with respect to management and administrative fees; and (vi) performs such other services as the Partnership may from time to time request, except that all trading decisions are made by JWH and not the General Partner. In addition, the General Partner selects their commodity broker(s) that will clear trades for the advisor(s). Cargill Investor Services, Inc. currently acts as Everest II's commodity broker and CIS Financial Services, Inc., an affiliate of the Cargill Investor Services, Inc., acts as Everest II's currency dealer.

The General Partner is responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other federal or state agencies having jurisdiction over the Partnership's operations; calculation of the Net Asset Value (meaning the total assets less total liabilities of the Partnership {for a more precise definition, see the Exhibit "Form 10 - General Form for Registration of Securities" incorporated by reference hereto}) and directing payment of the management and incentive fees payable to JWH or the advisor(s) under an advisory agreement(s) entered into with the commodity trading advisor(s).

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

As a result of the Partnership's investment in Everest II, the majority of the Partnership's trading and operating expenses have been transferred to Everest II. This transfer is not expected to have any material economic effect on the overall fees and expenses attributable to Partnership investors. The Partnership continues to pay its own operating expenses, but as of the close of business on March 29, 1996, Everest II is now obligated to pay the substantial trading and operational expenses and to pay an incentive fee to its trading advisor. These expenses materially affect the net results of an investment in the Partnership, reducing net profits and increasing net losses. The Partnership would have to make a 8.81% return on its investments during the initial year of a Limited Partner's investment in the Partnership in order for a Limited Partner to break even during the Limited Partner's first year of investment in the Partnership. The fees and expenses of the Partnership and Everest II are described in more detail in the Partnership's offering memorandum which are incorporated herein by reference.

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

Everest II pays its current commodity trading advisor, John W. Henry & Company, Inc. a monthly management fee equal to 0.333% (approximately 4% annually) of Everest II's month-end Allocated Assets and a quarterly incentive fee equal to 15% of Everest II's New Net Trading Profits as of the end of each quarter.

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

A selling commission of 3% of the Net Asset Value of Units sold will be paid, unless waived in whole or in part by the General Partner, by the Limited Partners to Capital Management Partners, Inc. ("Capital") or the additional selling agents in connection with the sale of the Units. Capital is a CFTC-regulated introducing broker, an NFA member, and an affiliate of the General Partner. The General Partner may pay up to 100% of the funds it receives from the Commodity Broker to Capital and the additional selling agents as additional selling commission.

The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will total on a combined Partnership and Everest II basis approximately $65,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 1992-1997 can be found in the table in Item 6 below.

Neither the Partnership, the General Partner nor CISI has any employees other than their officers and directors, all of whom are employees of affiliated companies of the Partnership, the General Partner, and CISI. Rather, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts the services of research, fund administration, client support (marketing) and management information systems and analysis to Capital. As of December 31, 1997 Capital had 9 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of this limited partnership is to directly or indirectly through its investment in Everest II to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership's business, as of December 31, 1997 is set forth under Items 6 and 7 herein.

For a description of commodity trading and its regulation, see the Prospectus filed on Form S-18 and the Confidential Private
Placement Memorandum filed as part of the Form 10 and included in the exhibits hereto.


The Current Offering

On July 1, 1995 the Partnership reopened for investment as a Regulation D, Rule 506 private placement offering an unlimited amount of limited partnership interests. On September 19, 1996 the Commission accepted a Form 10 - General Form for Registration of Securities submitted by the Partnership thereby making the Partnership a public reporting private placement offering. It also qualified the Partnership as a "publicly offered security" as defined in the Employee Retirement Income Security Act of 1974 ("ERISA") rules permitted it to accept investment of an unlimited amount of plan assets as defined in ERISA. Hitherto, as a private placement the Partnership could accept ERISA plan assets representing no more than 25% of the total investment in the Partnership. The limited partnership interests are offered by the Selling Agent and additional selling agents with a minimum subscription amount of $26,000 (the minimum subscription amount for employee benefit plans and individual retirement accounts is $10,000).


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

        (b) As of December 31, 1997, there were 18,064.98 Units held by Limited Partners and 181.93 held by the General Partner.
                A total of 488.36 Units were redeemed from January 1, 1997 to December 31, 1997. The Partnership's Second Amended and Restated Agreement of Limited Partnership contains a full description of redemption and distribution procedures.

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


Item 6.	Selected Financial Data


                                        December 31,
                            1993     1994     1995     1996     1997
                              (In thousands, except amounts per Unit)

1. Operating Revenues       $664    ($157)    $569   $3,205   $7,337

2. Income (Loss) from
    Continuing Operations    362     (393)     371    2,080    4,190

3. Income (Loss) Per Unit 335.84  (398.79)  416.06   377.35   240.05

4. Total Assets            1,507      967    2,279   12,478   39,462

5. Long Term Obligations       0        0        0        0        0

6. Cash Dividend per Unit      0        0        0        0        0



Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.


Liquidity and Capital Resources

Most U.S. commodity exchanges limit by regulations the amount of fluctuation in commodity futures contract prices during a single trading day. These regulations specify what are referred to as "daily price fluctuation limits" or "daily limits". The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day's settlement price at the end of a trading session. Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period fro trading on such day. Because the "daily limit" rule only governs price movement for a particular trading day, it does not limit losses. In the past, futures prices have moved the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.

For the year ended December 31, 1997, investors redeemed a total of 488.36 Units for $905,220. For the year ended December
31, 1996, investors redeemed a total of 1,182.117 Units for $1,762,323.

During 1997, investors purchased 12,655.67 Units (including the General Partner's purchase of 121.08 Units) for $23,279,779. On December 31, 1997 the Partnership had unrealized profits of $1,821,509 and cash on deposit of $31,204,067. These figures compare to unrealized profits of $172,918 and cash on deposit of $8,832,835 as of December 31, 1996.

Since the March 29, 1996 investment by the Partnership of all of its assets in Everest II there has been no actual credit risk exposure to the Partnership beyond its actual investment in Everest II.

As of December 31, 1997, Everest II had no credit risk exposure to a counterparty which is a foreign commodities exchange which was material. Everest II trades on recognized global futures exchanges. In addition, over the counter contracts in the form of forward foreign currency transaction are traded by Everest
II. As of December 31, 1997, the Partnership had $4,539,708 on deposit at CISFS. CISFS does not deal in foreign exchange forwards, but acts as a broker, placing the trades immediately with large banks having assets in excess of $100 million. At the settlement date, all transactions with each of the banks are netted and any excess or deficit is received from or sent to the bank. All of the Partnership's foreign exchange transactions are transacted in US dollars.

See Footnote 5 of the Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. As long as the Partnership invests all of its assets in Everest II, these procedures will be primarily monitoring the performance of Everest II and monitoring of the daily net asset value of Everest II. CISI, one of the general partners of Everest II, reviews on a daily basis reports of Everest II's performance, including monitoring of the daily net asset value of Everest II. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity Broker does not engage in proprietary trading and thus has no direct market exposure which provides the general partners with assurance that Everest II, and thus the Partnership, will not suffer trading losses through the Commodity Broker.


Year 2000 Issue

The Partnership does not have any anticipated costs, problems or uncertainties associated with the Year 2000 issue. The Partnership has contracted with CISI, a co-General Partner of Everest II, to provide the Partnership with certain calculations and reports, so if the Year 2000 issue is material to CISI, then it may impact the Partnership. However, the Year 2000 issue is not material for CISI since the administration software is currently being replaced and will be in compliance with Y2000 prior to the end of 1998. In addition, the Commodity Broker is undergoing an intensive review to determine what areas (if any) are not in compliance with Y2000, and expects to be in compliance by the end of 1998. Neither the software replacement nor the compliance review are expected to be material or to yield noncompliance issues that are material.


Results of Operations

The Partnership's assets through its exclusive investment in Everest II were traded entirely by the John W. Henry & Company, Inc. Financial and Metals Portfolio. This strategy concentrates on the financial futures markets including the global interest rate contracts, foreign exchange, and stock indices. It also trades precious metals.

During 1997 the global futures markets showed a great deal of volatility and John W. Henry & Company, Inc., the Partnership's sole commodity trading advisor, was well positioned to profit from these moves. The Partnership produced a net gain of 13.17% for the calendar year. The year 1997 was marked by declining gold prices and interest rates around the globe and a rising U.S. dollar relative to the German mark and Japanese yen. The strength of these market moves proved beneficial to the Partnership. The price of gold declined to the lowest level in over a decade reflecting its declining value as an alternative monetary asset as central banks increased their willingness to sell or lease the precious metal. Solid gains were generated in the global interest rate markets, particularly in the Japanese Government bond where yields plummeted to historic lows as the nation sank relentlessly into a recession. Strong gains were also recorded in Australian 10-year bonds and 3-year notes and in German and Italian bonds. Gains were realized in positions in the German mark, which weakened in world markets as hopes for European monetary union rose. The U.S. dollar dominated the world currencies reflecting sound economic fundamentals in the U.S. The Partnership ended the year with a profit of $4,190,161.

During 1996, the gains for the year occurred mostly during October (13.48%) and November (10.98%). During these months there were price trends in global bonds, currencies, and metals which were favorable to the trading strategy of JWH's Financial & Metals Portfolio.

Since the commencement of trading on February 1, 1989 the Partnership has experienced a cumulative gain of 106.33% through December 31, 1997. For further discussion and analysis of financial condition please refer to the Notes to the Combined
Financial Statements attached hereto.

In addition to the above general analysis of the markets that resulted in the trading gains of the Partnership, following is an analysis of the changes in the various line items of the financial statements which should enhance the readers understanding of the results of the past fiscal year.

Although the Partnership enjoyed a gain of $4.2 million for the year, the majority of the increased assets of the Partnership came from new investment. During 1997, new investment exceeded redemptions by $22 million, compared to $7.6 million for 1996. This new investment is reflected in the $22.3 million increase in "Cash and cash equivalents" in the Statements of Financial Condition. This increased investment in the Partnership and the profits enjoyed by the Partnership during the year also were also reflected in the $2.9 million increase in "Cash on deposit with Clearing Broker" and caused the $64,000 increase in "Interest receivable".

These larger asset balances also caused higher ending balances in "Accrued expenses" (an increase of $90,000) and "Advisor's
management fees payable" (an increase of $190,000).   "Minority
interest" also increased by $260,000 because the higher investor contributions required a larger General Partner investment to meet the 1% investment requirement as described in the prospectus.

The larger asset balances also reflected themselves in the Statements of Operations. Larger asset levels allow for larger positions being traded. Larger positions traded allow for greater gains or losses (this year the Partnership realized gains which were $1.7 million greater than in 1996, which was $2.3 million greater than in 1995), larger change in unrealized trading gains (an increase of $1.6 million over 1996, which was $100,000 greater than 1995) and larger brokerage commissions (expenses $1.5 million greater than for 1996, which was $300,000 greater than 1995).

Both the greater investment level and the gains recorded caused an increase in management fees, which are based on asset levels, and increased $700,000 over 1996 (which was $230,000 greater than 1995). Because the Partnership enjoyed greater gains in 1997 than in 1996, incentive fees paid to the commodity trading advisor trading the Partnership also increased by $200,000 over 1996, which was $300,000 greater than 1995.

Increased trading levels also allow the Partnership to have larger balances in currencies other than U.S. dollars, in order to allow the Partnership to trade in those currencies. Because the U.S. dollar became stronger throughout the year, these balances lost value for the Partnership (a $112,000 greater loss in 1997 than in 1996).


Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, inflation is not expected to have an adverse effect on the Partnership's or Everest II's operations or assets.


Item 7(A).  Quantitative and Qualitative Disclosures About Market
            Risk


Not Applicable.



Item 8.  Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto attached to this report.


Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

	None.


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

The officers and directors of the General Partner as of December 31, 1997 are listed below:

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

Steven L. Foster. Mr. Foster, (born in 1948), has been associated with the General Partner since 1987, initially as its Chief Executive Officer and a director and since 1991 as a director. His term of office as director is annual. Since 1987, Mr. Foster has been a director of Capital Management Partners, Inc. Mr. Foster has served as Executive Vice President of United Fuels International, Inc., an oil brokerage firm based in Waltham, Massachusetts, since 1980. From 1990 to 1994, he served as President of Jillian's Entertainment Corp. and now serves as Chairman of the Board. During 19781979, Mr. Foster served as President of Spin Off, Inc., a Boston based entertainment firm. From May 1977 until June 1978, Mr. Foster served as a law clerk and from July 1978 until May 1979 as an attorney with the firm of Gordon, Hurwitz, Butowski, Baker, Weitzen and Shalov in New York City. Mr. Foster received his J.D. from Boston University, graduating Magna Cum Laude in 1978. Mr. Foster received his B.A. degree from Brandeis University.

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


The Partnership's investee partnership, Everest II Futures Fund
L.P.:

The two co-general partners of Everest II are Everest Asset Management, Inc. which is the General Partner of the Partnership, and CIS Investments, Inc. which is a wholly-owned subsidiary of the Commodity Broker, and are the commodity pool operators of Everest II. CIS Investments, Inc. is a Delaware corporation incorporated in 1983, is and has been registered with the CFTC as a commodity pool operator since December 13, 1985 and is and has been a member of the National Futures Association since that date. Its address is the same as the Commodity Broker at Suite 2300, 233 South Wacker Drive, Chicago, Illinois 60606 and its telephone number is (312) 460-4000.

CISI's officers, directors and shareholders are listed below:

Hal T. Hansen. Mr. Hansen (born November 1936) has served as President and Director of CISI since June 27, 1983. He has been President of Cargill Investor Services, Inc. since November 1978. He serves on the Executive Committees of the Board of Directors of NFA and the Futures Industry Association and is the Chairman of the NFA. Mr. Hansen graduated from the University of Kansas in 1958. He started work at Cargill, Incorporated in 1958, and was employed by Cargill S.A.C.I. in Argentina from 1965 to 1969. Mr. Hansen has been employed by Cargill Investor Services, Inc. since 1974.

L. Carlton Anderson. Mr. Anderson (born in August 1937) has served as Vice President and Director of CISI since June 27, 1983. Mr. Anderson is a graduate of Northwestern University, Evanston, Illinois. He started work at Cargill, Incorporated in 1959, in the Commodity Marketing Division. He served as President of Stevens Industries Inc., Cargill's peanut shelling subsidiary from 1979 to 1981. He has been employed by Cargill Investor Services, Inc. since 1981 and is a Vice President. Mr. Anderson recently served on the Board of Directors of the Managed Futures Association.

Richard A. Driver. Mr. Driver (born in September 1947) has served as Vice President and Director of CISI since June 29, 1993 and as Treasurer of CISI since August 1997. Mr. Driver graduated from the University of North Carolina in 1969 and he received a Masters Degree from the American Graduate School of International Management in 1973. Mr. Driver began working for Cargill, Incorporated in 1973 and joined Cargill Investor Services, Inc. in 1977 as Vice President of Operations. Mr. Driver is currently Vice President, Controller, Treasurer and Director of Cargill Investor Services, Inc.

Jan R. Waye. Mr. Waye (born in June 1948) has served as Senior Vice President of CISI since June 1997. Mr. Waye returned from London in September 1996 where he held various management positions for Cargill Investor Services, Ltd., including most recently Managing Director for CIS Europe. Mr. Waye joined Cargill, Incorporated in 1970 and served in various commodity trading and management positions in Chesapeake, VA; Winnipeg, Manitoba; and Vancouver, BC. In 1978 he moved to New York and shortly thereafter Minneapolis as head of Foreign Exchange for Cargill's metals trading business. Mr. Waye served in various management positions in the Financial Markets Group until 1988 when he assisted in the management and sale of Cargill's life insurance business in Akron, Ohio. He moved to London in late 1988. Mr. Waye has served as a member of the Board of LIFFE, the London International Financial Futures and Options Exchange, and as Vice Chairman of its Membership and Rules Committee. He also served on the Board of the London Commodity Exchange up to its merger with LIFFE. Mr. Waye graduated from Concordia College, Moorhead, MN, with a B.A. degree in Communications and Economics in 1970.

Christopher Malo. Mr. Malo (born in August 1956) has served as Vice President of CISI since July 1991. Mr. Malo graduated from Indiana University in 1976. He started work at Cargill, Incorporated in June 1978 as an internal auditor. He transferred to Cargill Investor Services, Inc. in August 1979 and served as Secretary/Treasurer from November 1983 until July 1991. He was elected Vice President of Cargill Investor Services, Inc. in July 1991. He is a member of the FIA Operations Division and has served as Chairman of the FIA Finance Committee.

Barbara A. Pfendler. Ms. Pfendler (born in May 1953) has served as Vice President of CISI since June 1, 1990. Ms. Pfendler is a graduate of the University of Colorado, Boulder. She started work at Cargill, Incorporated in 1975 as a meal merchant and regional sales manager for the Flax and Sunflower Department in Minneapolis. In 1979, she was named senior merchant for the Domestic Soybean Processing Division ("DSP") in Cedar Rapids, Iowa and later was an account manager for DSP facilities in Savage, Minnesota and Sidney, Ohio. She joined Cargill Investor Services, Inc. in 1986 as the Sales Manager for the Fund Services Group in Chicago. Ms. Pfendler was appointed Vice President of Cargill Investor Services, Inc. in June 1996 and is currently the manager in charge of all activities of the Fund Services Group

Rebecca S. Steindel. Ms. Steindel (born in April 1965) has served as Secretary of CISI since September 1997. Ms. Steindel graduated from the University of Illinois in 1987. She began working at Cargill Investor Services, Inc. in August 1987. She has held various financial and risk management positions at Cargill Investor Services, Inc. and was elected Risk and Compliance Officer and Secretary of Cargill Investor Services, Inc. in August 1997. She currently serves on the Board of Directors and Executive Committee of the FIA Financial Management Division.

Bruce H. Barnett. Mr. Barnett (born in June 1947) has served as Assistant Secretary of CISI since January 18, 1991. Mr. Barnett graduated in 1968 from Southern Connecticut State College. New York University Law School awarded Mr. Barnett a J.D. in 1971 and an LL.M. in 1973. He started work at Cargill, Incorporated in 1990 as Vice President, Taxes. From 1987 to 1990, Mr. Barnett was employed in various positions held at Unilever, a European based multinational corporation.

Henry W. Gjersdal, Jr. Mr. Gjersdal (born in May 1954) has served as Assistant Secretary of CISI since June 1996. Mr. Gjersdal received a B.A. degree from Gustavus Adolphus College in 1976 and a J.D. from the University of Michigan in 1979. He is a member of the American Bar Association and Tax Executives Institute. He joined the Law Department of Cargill, Incorporated in April 1981. He had previously been an associate with Doherty, Rumble and Butler in Minneapolis, Minnesota. In June 1985, he was named European Tax Manager for Cargill International, Geneva, and in 1987 was named Senior Tax Attorney for the Law Department. He became Assistant Tax Director in the Tax Department in December 1990. Mr. Gjersdal was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994 with responsibility for the audit and international groups in Cargill's Tax Department.

Patrice H. Halbach. Ms. Halbach (born in August 1953) has served as Assistant Secretary of CISI since June 1996. Ms. Halbach graduated phi beta kappa from the University of Minnesota with a B.A. degree in history. In 1980 she received a J.D. cum laude. She is a member of the Tax Executives Institute, the American Bar Association and the Minnesota Bar Association. Ms. Halbach joined the Law Department of Cargill Incorporated in February 1983. She had previously been associated with Fredrikson & Byron in Minneapolis, Minnesota.
In December 1990, she was named Senior Tax Manager for Cargill, Incorporated's Tax Department and became Assistant Tax Director in March 1993. She was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994. In her current position as Assistant Tax Director, Ms. Halbach oversees federal audits and international compliance for Cargill and its affiliates.

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


Item 12. Security Ownership of Certain Owners and Management.

        (a) As of December 31, 1997 the following persons were known to the Partnership to own beneficially more than 5% of the outstanding Units:


 Title of     Name & Address        Amount & Nature          Percent
 Class        of Beneficial Owner   of Beneficial Interest   of Class

 Units        W. Duke Kimbrell      2,108.743 Units          11.37%
              P.O. Drawer 1787
              Gastonia, NC  28053



        (b)   As of December 31, 1997, the General Partner beneficially owned
              181.93 Units or approximately 1.0% of the outstanding Units of the Partnership as required pursuant to the Agreement of Limited Partnership. Mr. Peter Lamoureux, President of the General Partner owned 11.528 Units or 0.063% of the outstanding Units. Mr. Steven Rubin, Director of the General Partner owned 39.92 Units or 0.219% of the outstanding Units. One other shareholder of the General Partner owned 17.442 units or 0.096% of the outstanding Units.

              As of December 31, 1997, CISI the co-general partner of Everest II owned 276.618 units of general partnership interests in Everest II representing 1.03% ownership of the total outstanding partnership interests. Pursuant Everest II's Limited Partnership Agreement, the general partners thereof are required to maintain a capital contribution of 1% of all material items of that partnership unless counsel's opinion permitted a lesser amount necessary to maintain Everest II to be classified as a partnership. As of December 31, 1997, 100% of the beneficial ownership interest of limited partnership units of Everest II was owned by the Partnership.

        (c) As of December 31, 1997, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.


Item 13.      Certain Relationships and Related Transactions.

        (a) None other than the compensation arrangements described herein.

        (b)   None.

        (c)   None.

        (d The Partnership filed Registration Statements on Form S-18 and Form 10, therefore this information is not required to be included.


                                   Part IV


Item 14.     Exhibits, Financial Statements, Schedules and
             Reports on Form 8-K

             (a)  The following documents are included herein:

                (1)     Financial Statements:

                   a.   Report of Independent Public Accountants

                   b. Combined Statements of Financial Condition as of December 31, 1997 and December 31, 1996.

                   c. Combined Statements of Operations, Combined Statements of Changes in Partners' Equity, and Combined Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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



             (b) Reports of Form 8-K:

                (1) Incorporated herein by reference is Form 8-K and Amended Form 8-K dated September 23, 1997 filed with the Securities and Exchange Commission to report a change in the Partnership's Certifying Accountant.




                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   March 27, 1998              Everest Futures Fund, L.P.


                                    By:  Everest Asset Management, Inc.
                                         (General Partner)


                                    By:  /s/ Peter Lamoureux
                                             Peter Lamoureux, President
                                             Secretary and Treasurer


                                    By:  /s/ Teresa Prange
                                             Teresa Prange, Chief
                                             Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


Date:	March 27, 1998


By: /s/ Steven Rubin                     By:  /s/ Peter Lamoureux
        Steven Rubin, Director                    Peter Lamoureux,
        President                                 Secretary & Treasurer


By: /s/ Steven Foster                    By:   /s/ Teresa Prange
        Steven Foster, Director                    Teresa Prange,
                                                   Chief Financial Officer




                           Index to Exhibits:


Exhibit
No.             Description


3.4 Amended and Restated Agreement of Limited Partnership dated as of May 1, 1995.

10.5		Advisory Contract between the Partnership, the General
                Partner and John W. Henry & Company, Inc. dated December 1,
                1990.

10.6		Amendment to Advisory Contract between the Partnership,
                the General Partner and John W. Henry & Company, Inc. dated April 1, 1995.

10.9		Certificate of Limited Partnership for Everest Futures
                Fund II L.P. dated March 15, 1996.

10.10		Limited Partnership Agreement for Everest Futures Fund II
                L.P. dated as of March 29, 1996.

28.1		Confidential Private Placement Memorandum and Disclosure
                Document dated August 21, 1996.


Notes to the Exhibits:



	 	Exhibits 3.4, 10.5, 10.6, 10.9, 10.10 and 28.1 are
                incorporated by reference to the Partnership's Form 10 accepted on September 19, 1996.

                The Exhibits referenced above bear the exhibit numbers corresponding to those indicated in the Partnership's Registration Statements.


Number of Attached Exhibits
None.



                      Independent Auditors' Report

The Partners
Everest Futures Fund, L.P.:


We have audited the accompanying combined statements of financial condition of Everest Futures Fund, L.P. and Everest Futures Fund II, L.P., collectively, the Partnership, as of December 31, 1997, and the related combined statements of operations, partners' equity, and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying statement of financial condition as of December 31, 1996 and the related statements of operations, partners' equity, and cash flows for each of the years in the two-year period ended December 31, 1996 were audited by other auditors whose report thereon, dated February 28, 1997, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Partnership at December 31, 1997, and the results of their operations, their partners' equity, and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        January 30, 1998
                                        KPMG Peat Marwick LLP

EVEREST FUTURES FUND, L.P.
(An Iowa Limited Partnership)

Combined Statements of Financial Condition

December 31, 1997 and 1996


Assets                                                                         1997          1996
                                                                            -------       -------
Cash and cash equivalents                                               $31,204,067     8,832,835
Equity in commodity trading accounts:
         Net unrealized trading gains on open contracts                   1,821,509       172,918
         Amount due from broker                                           6,314,239     3,414,868
Interest receivable                                                         121,916        57,780
                                                                      ----------------------------
Total assets                                                            $39,461,731    12,478,401
                                                                      ============================
Liabilities, Minority Interest, and Partners Equity

Liabilities:
         Accrued expenses                                                    40,953        17,922
         Commissions payable                                                161,748        47,977
         Advisor's management fee payable                                   128,722        38,578
         Advisor's incentive fee payable                                    393,681       325,736
         Redemptions payable                                                 64,160         9,966
         Deferred Partnership offering proceeds                             633,394       825,703
                                                                      ----------------------------
Total liabilities                                                         1,422,658     1,265,882

Minority interest                                                           389,459       127,625

Partners' equity:
         Limited Partners, units outstanding  (18,064.98 in 1997
                  and 6,018.75 in 1996)                                  37,274,229    10,973,945
         General Partner, unit equivalents outstanding
                  (181.93 in 1997 and 60.85 in 1996)                        375,385       110,949
                                                                      ----------------------------
Total partners equity                                                    37,649,614    11,084,894
                                                                      ----------------------------
Total liabilities, minority interest, and partners equity               $39,461,731    12,478,401
                                                                      ============================

Net asset value per outstanding unit of Partnership
         interest                                                         $2,063.34      1,823.29


See accompanying notes to financial statements.


EVEREST FUTURES FUND, L.P.
(An Iowa Limited Partnership)

Combined Statements of Operations

Years ended December 31, 1997, 1996 and 1995


                                                                 1997          1996          1995
                                                              -------       -------       -------
Trading income and (expense)
         Net realized trading gains on closed contract     $4,482,936     2,790,524       511,948
         Change in net unrealized trading gains/
                  (losses) on open contracts                1,648,592        88,894        (6,917)
         Net foreign currency translation losses             (125,711)      (12,271)       (5,540)
         Brokerage commissions                             (1,495,903)     (406,285)      (97,062)
                                                       -------------- ----------------------------
Total trading income                                        4,509,914     2,460,862       402,429

Interest income, net of cash management fees                1,330,726       338,197        69,022
                                                       -------------- ----------------------------
Total income                                                5,840,640     2,799,059       471,451

General and administrative expenses:
         Advisors management fees                           1,018,708       282,944        55,276
         Advisors incentive fees                              523,681       328,289        24,468
         Administrative expenses                               66,256        80,522        21,011
                                                       -------------- ----------------------------
Total general and administrative expenses                   1,608,645       691,755       100,755

Minority interest                                             (41,834)      (27,626)            0
                                                       -------------- ----------------------------
Net income                                                 $4,190,161     2,079,678       370,696
                                                       ============== ============================

Income per unit of Partnership
         interest (for a unit outstanding
         throughout each year):
                  General Partner                             $240.05        377.35        416.06
                  Limited partners                            $240.05        377.35        416.06

Net income allocated to:
         General Partner                                      $41,666        21,143        13,539
         Limited partners                                  $4,148,495     2,058,535       357,157


See accompanying notes to financial statements.


EVEREST FUTURES FUND, L.P.
(An Iowa Limited Partnership)

Combined Statements of Changes in Partners Equity

Years ended December 31, 1997, 1996 and 1995



                                                              Limited       General
                                                             Partners       Partner         Total
                                                       -------------- ----------------------------
Partners' equity at December 31, 1994                        $901,711        33,516       935,227
Proceeds from offering of 671.82 units
         of limited Partnership interest                      958,463             0       958,463
Redemption of 132.60 units of limited
         Partnership interest                                (171,664)            0      (171,664)
Net income                                                    357,157        13,539       370,696
                                                       -------------- ----------------------------
Partners equity at December 31, 1995                        2,045,667        47,055     2,092,722
Proceeds from offering of 5,786.10 units
         of limited Partnership interest and
         28.31 General Partner unit equivalents             8,632,066        42,751     8,674,817
Redemption of 1,182.12 units of limited
         Partnership interest                              (1,762,323)            0    (1,762,323)
Net income                                                  2,058,535        21,143     2,079,678
                                                       -------------- ----------------------------
Partners equity at December 31, 1996                       10,973,945       110,949    11,084,894
Proceeds from offering of 12,534.59 units
         of limited Partnership interest and
         121.08 General Partner unit equivalents           23,057,009       222,770    23,279,779
Redemption of 488.36 units of limited
         Partnership interest                                (905,220)            0      (905,220)
Net income                                                  4,148,495        41,666     4,190,161
                                                       -------------- ----------------------------
Partners equity at December 31, 1997                      $37,274,229       375,385    37,649,614
                                                       ============== ============================

See accompanying notes to financial statements.


EVEREST FUTURES FUND, L.P.
(An Iowa Limited Partnership)

Combined Statements of Cash Flows

Years ended December 31, 1997, 1996 and 1995


                                                                               1997          1996          1995

Cash flows from operating activities:
         Net income                                                      $4,190,161     2,079,678       370,696
         Adjustments to reconcile net income to net cash
                  provided by (used in) operating activities:
                           Increase in equity in commodity
                                    trading accounts                     (4,547,962)   (2,480,693)     (428,157)
                           Increase in interest receivable                  (64,136)      (53,302)       (1,586)
                           Increase (decrease) in accrued expenses           23,031        (1,084)       11,413
                           Increase (decrease) in commissions payable       113,771        39,591          -406
                           Increase in management and incentive
                                    fees payable                            158,089       357,305         3,840
                           Increase in minority interest                    261,834       127,625             0
                                                                      ------------------------------------------
Net cash provided by (used in) operating activities                         134,788        69,120       (44,200)

Cash flows from investing activities
         net decrease in investment in United States
                  Treasury bills                                                  0             0       247,259

Cash flows from financing activities:
         Proceeds from offering of units and
                  deferred partnership offering proceeds                 23,087,470     9,351,270     1,107,713
         Redemption of units of Partnership interest                       (851,026)   (1,755,221)     (181,159)
                                                                      ------------------------------------------
Net cash provided by financing activities                                22,236,444     7,596,049       926,554
                                                                      ------------------------------------------
Net increase in cash and cash equivalents                                22,371,232     7,665,169     1,129,613

Cash and cash equivalents at beginning
         of year                                                          8,832,835     1,167,666        38,053
                                                                      ------------------------------------------
Cash and cash equivalents at end of year                                $31,204,067     8,832,835     1,167,666
                                                                      ==========================================

See accompanying notes to financial statements.




(1)    Organization of the Partnership

Everest Futures Fund, L.P. (Partnership) was organized in June 1988, under the Iowa Uniform Limited Partnership Act (Act) for the purpose of engaging in the speculative trading of futures and forward contracts and options thereon. The General Partner of the Partnership is Everest Asset Management, Inc. (General Partner).

On March 29, 1996, the Partnership transferred all of its assets to and became the sole limited partner of, Everest Futures Fund II, L.P. (Trading Partnership), a newly formed limited partnership which invests directly in commodity interests. The co-general partners of the Trading Partnership are CIS Investments, Inc. (CISI) and the General Partner (collectively, the General Partners).

The Partnership was closed to new investors from July 31, 1989 to June 30, 1995. Effective July 1, 1995, the Partnership reopened to new investors. The private placement offering is continuing at a gross subscription price per unit equal to net asset value per unit, plus an organization and offering cost reimbursement fee payable to the General Partner, and a selling commission equal to 1% and 3%, respectively, of net asset value per unit. The General Partner may waive, in whole or in part, the selling commission. Partnership interests are distributed through Capital Management Partners, Inc., an affiliate of the General Partner, and certain additional sellers.


(2)    Summary of Significant Accounting Policies


Basis of Presentation

The accompanying financial statements are prepared on a combined basis and include the accounts of Everest Futures Fund, L.P. and Everest Futures Fund II, L.P. All significant intercompany transactions and balances have been eliminated in the accompanying combined financial statements.


Cash Equivalents

Cash equivalents represent short-term highly liquid investments with maturities of three months or less at time of purchase and include money market accounts, securities purchased under agreements to resell, commercial paper, and U.S. government and agency obligations with variable rate and demand features, that qualify them as cash equivalents. Securities purchased under agreements to resell, with overnight maturity, are collateralized by U.S. government and agency obligations and are carried at the amounts at which the securities will subsequently be resold plus accrued interest.


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


Foreign Currency Translation

Effective March 29, 1996, assets and liabilities denominated in foreign currencies are translated at the prevailing exchange rates as of the valuation date. Gains and losses on investment activity are translated at the prevailing exchange rate on the date of each respective transaction while year-end balances are translated at the year-end currency rates. Prior to March 29, 1996, assets and liabilities denominated in foreign currencies, and gains and losses on investment activity were translated at the respective month-end exchange rates as of the valuation date. Realized and unrealized foreign exchange gains or losses are included in "Trading income and (expense)" in the combined statements of operations.


Income Taxes

Income taxes are not provided for by the Partnership because taxable income of the partnership is includable in the income tax returns of the partners.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increase and decrease in net assets from operations during the period. Actual results could differ from those estimates.


Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.


Minority Interest

Minority interest represents CISI's interest in the Trading
Partnership.


(3)    The Limited Partnership Agreement

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

Responsibility for managing the Partnership is vested solely in the General Partner; however, the General Partner has delegated complete trading authority to an unrelated party (note 4).

The Trading partnership bears all expenses incurred in connection with its trading activities, including commodity brokerage commissions and fees payable to the trading advisor, as well as legal, accounting, auditing, printing, mailing, and extraordinary expenses. The Partnership bears all of its administrative expenses.

Limited partners may cause any or all of their units to be redeemed as of the end of any month at net asset value on ten days' prior written notice. The Partnership will be dissolved at December 31, 2020, or upon the occurrence of certain events, as specified in the limited Partnership agreement.


(4)    Other Agreements

The Trading Partnership's sole trading advisor was John W. Henry & Company, Inc. (JWH). Prior to March 29, 1996, JWH was the sole trading advisor for the Partnership. The General Partners may replace the advisor or add additional advisors at any time.

JWH receives from the Trading Partnership a monthly management fee equal to 0.33% (4% annually) of the Trading Partnership's month-end net asset value, as defined, and a quarterly incentive fee of 15% (20% prior to April 1, 1995) of the Trading Partnership's new net trading profits, as defined. The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Trading Partnership.

Cargill Investor Services, Inc., the clearing broker and an affiliate of CISI (CIS or Clearing Broker), charges the Trading Partnership monthly brokerage commissions equal to 0.50% (1.0833% prior to April 1, 1995) of the Trading Partnership's beginning-of-month net asset value, as defined. Effective November 1, 1995, the General Partner receives a management fee from CIS of approximately 83% of the brokerage commission charged by CIS. Prior to November 1, 1995, no management fee was received by the General Partner. From this management fee, CISI receives a co-general partner fee from the General Partner equal to 1/12 of .40% of the month-end net asset value, as defined.

A portion of assets (77% and 64% at December 31, 1997 and 1996, respectively) are deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon will receive a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.


(5)    Financial Instruments with Off-balance Sheet Risk

The Partnership was formed to speculatively trade commodity interests. The Partnership's commodity interest transactions and related cash balances are on deposit with the Clearing Broker or CIS Financial Services, Inc. (CISFS or Forwards Currency Broker and collectively, the Brokers) at all times. In the event that volatility of trading of other customers of the Brokers impaired the ability of the Brokers to satisfy the obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS 105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers, relating to futures contracts in regulated commodities, in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forwards Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at each Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker or the Forwards Currency Broker engage in proprietary trading and thus have no direct market exposure.

The contractual amounts of commitments to purchase and sell exchange traded futures contracts and foreign currency forward contracts was $122,625,171 and $199,498,674, respectively, on December 31, 1997, and $80,484,392 and $77,709,741,
respectively, on December 31, 1996.  The contractual amounts of
these 	instruments reflect the extent of the Partnership's
involvement in the related futures and forwards contracts and do not reflect the risk of loss due to counterparty nonperformance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the fund trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House. The Forwards Currency Broker is the counterparty for the Partnership's forwards transactions. CISFS policies require that they execute transactions only with top rated financial institutions with assets in excess of $100,000,000.

The average fair value of commodity interests was $1,455,739 and $880,046 during 1997 and 1996, respectively. Fair value as of December 31, 1997 and 1996 was $1,821,509 and $365,959. The
net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

The Partnership holds futures and futures options positions on the various exchanges throughout the world and forwards positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and foreign currency contracts are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the CTAs were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. The Partnership has a contract with a CTA who makes the trading decisions on behalf of the Partnership. That CTA trades a program which is diversified among the various futures contracts in the financials and metals group on exchanges both in the U.S. and outside the U.S.. Such diversification should greatly reduce this market risk.

At December 31, 1997, the cash requirement of the commodity interests of the Partnership was $4,426,972. This cash requirement is met by $889,176 being held in segregated funds, $2,706,869 being held in secured funds, and $4,539,708 being held in non-regulated funds. At December 31, 1996, the cash requirement of the commodity interests of the Partnership of $1,013,732 was met by $1,027,128 being held in segregated funds, $1,282,129 being held in secured funds, and $1,278,529 being held in non-regulated funds. At December 31, 1997 and 1996, cash was on deposit with the Clearing Broker which exceeded the cash requirement amount. The following chart discloses the dollar amount of the unrealized gain or loss on open contracts of the Partnership at December 31, 1997 and 1996:


        Commodity Group         1997            1996


        Currency            (130,470)        118,415

        Stock Indices        252,901          51,489

        Metals             1,344,350         146,185

        Interest             354,728        (143,171)


        Total          $   1,821,509         172,918



	The range of maturity dates of these exchange traded open contracts is February 1998 to September 1998.



                           Acknowledgment


        To the best of my knowledge and belief, the information contained herein is accurate and complete.


                            /s/ Peter Lamoureux
                                Peter Lamoureux
                                President
                                Everest Asset Management, Inc.
                                General Partner