Form 10-Q
period 1998-03-31
EVEREST FUTURES FUND L P
filed 1998-05-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

                Quarterly report pursuant to Section 12(b) or (g)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998

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

                              Yes     X        No



             Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending March 31, 1998



                                          Fiscal Quarter  Year to Date Fiscal Year    Fiscal Quarter Year to Date
                                          Ended 3/31/98   To 3/31/98   Ended 12/31/97 Ended 3/31/97  to 3/31/97
                                          -------------- ------------------------------------------------------
Statement of
Financial Condition                             X                            X

Statement of
Operations                                      X              X                           X             X

Statement of Changes
in Partners' Capital                                           X

Statement of
Cash Flows                                                     X                                         X

Notes to Financial
Statements                                      X


                EVEREST FUTURES FUND, LP
                               COMBINED STATEMENTS OF FINANCIAL CONDITION
                       UNAUDITED

                                                        Mar 31, 1998   Dec 31, 1997
                                                        -------------  -------------
ASSETS
Cash and cash equivalents                                 34,688,154     31,204,067
Equity in commodity trading accounts:
   Net unrealized trading gains on open contracts            548,701      1,821,509
   Amount Due from broker                                  6,426,985      6,314,239

Interest receivable                                          108,688        121,916
                                                        -------------  -------------
      Total assets                                        41,772,528     39,461,731
                                                        =============  =============


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                           19,000         29,000
   Commissions payable                                       191,491        161,748
   Advisor's management fee payable                          136,254        128,722
   Advisor's incentive fee payable                                 0        393,681
   Redemptions payable                                       511,961         64,160
   Deferred Partnership offering proceeds                          0        633,394
   Selling and Offering Expenses Payable                      15,600         11,953
                                                        -------------  -------------
      Total liabilities                                      874,307      1,422,658

Minority Interest                                            416,615        389,459


Partners' Capital:
   Limited partners (21,310.24 and 18,064.98 units        40,076,724     37,274,229
     outstanding at 3/31/98 and 12/31/97, respectively)
      (see Note 1)
   General partners (215.29 units and 181.93 units           404,883        375,385
     outstanding at 3/31/98 and 12/31/97, respectively)
      (see Note 1)                                      -------------  -------------
      Total partners' capital                             40,481,607     37,649,614
                                                        -------------  -------------
      Total liabilities, minority interest,
        and partners' capital                            $41,772,528    $39,461,731
                                                        =============  =============

Net asset value per outstanding unit of Partnership
  interest                                                 $1,880.63      $2,063.34
                                                        =============  =============
In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



                                                       EVEREST FUTURES FUND, L.P.
           COMBINED STATEMENTS OF OPERATIONS
                                                       For the period January 1, 1998 through March 31, 1998


                                                         Jan 1, 1998    Jan 1, 1998   Jan 1, 1997   Jan 1, 1997
                                                           through        through       through       through
                                                        Mar 31, 1998   Mar 31, 1998  Mar 31, 1997  Mar 31, 1997
                                                        -------------  ------------- ------------- -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                (1,841,338)    (1,841,338)      291,376       291,376
   Change in unrealized gain (loss)
     on open positions                                    (1,259,696)    (1,259,696)      (55,681)      (55,681)
   Net foreign currency translation gain (loss)              (57,875)       (57,875)      (74,572)      (74,572)
   Brokerage Commissions                                    (601,549)      (601,549)     (211,224)     (211,224)
                                                        -------------  ------------- ------------- -------------
 Total trading income (loss)                              (3,760,457)    (3,760,457)      (50,100)      (50,100)

    Interest income, net of cash management fees             528,132        528,132       176,515       176,515
                                                        -------------  ------------- ------------- -------------
 Total income (loss)                                      (3,232,325)    (3,232,325)      126,415       126,415

General and administrative expenses
    Advisor's management fees                                384,372        384,372       141,461       141,461
    Advisor's incentive fees                                       0              0           146           146
    Administrative expenses                                  (12,699)       (12,699)       15,024        15,024
                                                        -------------  ------------- ------------- -------------
  Total general and administrative expenses                  371,673        371,673       156,630       156,630

  Minority Interest                                           37,844         37,844             0             0
                                                        -------------  ------------- ------------- -------------
Net income (loss)                                         (3,566,153)    (3,566,153)      (30,215)      (30,215)
                                                        =============  ============= ============= =============

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                      ($182.71)      ($182.71)        $8.17         $8.17
                                                        =============  ============= ============= =============
                                                        (see Note 1)   (see Note 1)


This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



                EVEREST FUTURES FUND, LP
  COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                     For the period January 1, 1998 through March 31, 1998



                                                                            Limited       General
                                                              Units*       Partners      Partners         Total
                                                        -------------  ------------- ------------- -------------
Partners' capital at Jan 1, 1998                           18,064.98    $37,274,229      $375,385   $37,649,614

Net profit (loss)                                                        (3,530,624)      (35,529)   (3,566,154)

Additional Units Sold                                       4,128.21      8,053,427        65,027     8,118,453
(see Note 1)
Redemptions (see Note 1)                                     (882.95)    (1,720,307)            0    (1,720,307)
                                                        -------------  ------------- ------------- -------------
Partners' capital at March 31, 1998                        21,310.24    $40,076,724      $404,883   $40,481,607
                                                        =============  ============= ============= =============

Net asset value per unit
   January 1, 1998(see Note 1)                                             2,063.34      2,063.34

Net profit (loss) per unit (see Note 1)                                     (182.71)      (182.71)
                                                                       ------------- -------------
Net asset value per unit
   March 31, 1998                                                         $1,880.63     $1,880.63

* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)


                                  EVEREST FUTURES FUND, LP
           COMBINED STATEMENTS OF CASH FLOWS
                       UNAUDITED



                                                         Jan 1, 1998    Jan 1, 1997
                                                          through        through
                                                        Mar 31, 1998   Mar 31, 1997
                                                        -------------  -------------

Net profit (loss)                                         (3,566,153)       (30,215)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                                   1,272,808         56,863
     Interest receivable                                      13,228        (22,873)
     Decrease (Increase) in equity in commodity trading     (112,746)       795,066
     Accrued liabilities                                    (366,406)      (293,840)
     Redemptions payable                                     447,801         53,668
     Deferred Offering Proceeds                             (633,394)      (825,703)
     Selling and Offering Expenses Payable                     3,647         95,028
     Increase in minority interest                            27,156         98,957
                                                        -------------  -------------
     Net cash provided by (used in)
       operating activities                               (2,914,059)       (73,049)

Cash flows from financing activities:
   Units Sold                                              8,118,453      9,016,805
   Partner redemptions                                    (1,720,307)      (118,591)

                                                        -------------  -------------
   Net cash provided by (used in)
     financing activities                                  6,398,146      8,898,214
                                                        -------------  -------------
Net increase (decrease) in cash                            3,484,087      8,825,165

Cash at beginning of period                               31,204,067      8,832,835
                                                        -------------  -------------
Cash at end of period                                    $34,688,154    $17,658,000
                                                        =============  =============
This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)




                           EVEREST FUTURES FUND, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1998


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

The public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommended the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $40,930,727 for 23,228 Units sold July 1, 1995 through March 31, 1998.


On February 29, 1996, the Partnership amended its Agreement of Limited Partnership permitting the Partnership to conduct its trading business by investing in other partnerships and funds and in subsidiary partnerships or other limited liability entities. Effective the close of business on March 29, 1996, the Partnership invested all of its assets in another limited partnership, Everest Futures Fund II L.P. ("Everest II" or the "Trading Partnership"), a Delaware limited partnership in which the Partnership is the sole limited partner. As a result, the Partnership does not currently invest directly in Commodity Interests. Instead, the Partnership transferred all of its assets to Everest II in return for its Everest II limited partnership interest. Everest II invests directly in Commodity Interests through John W. Henry & Company, Inc. ("JWH"), an independent commodity trading advisor which had hitherto been the advisor to the Partnership.

Everest II has two general partners, Everest Asset Management, Inc., the current General Partner of the Partnership and CIS Investments, Inc. ("CISI"), which is a wholly-owned subsidiary of Cargill Investor Services, Inc., the former clearing broker of the Partnership and now the clearing broker for Everest II (the "Clearing Broker"). CIS Financial Services, Inc., an affiliate of the Clearing Broker, acts as the Partnership's currency dealer. CISI and the General Partner are both registered with the CFTC as commodity pool operators and are members of the NFA in such capacity.

On September 13, 1996 the Securities and Exchange Commission accepted for filing a Form 10 -- Registration of Securities for the Partnership. Public reporting of Units of the Partnership sold as a private placement commenced at that time and has continued to the present.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Financial Accounting Standards Board ("FASB") Interpretation No. 39
Reporting


Reporting in accordance with FASB Interpretation No. 39 ("FIN
39") is not applicable to the Partnership and the provisions of FIN 39 do not have any effect on the Partnership's financial statements.


Basis of Presentation


The accompanying financial statements are prepared on a combined basis and include the accounts of Everest Futures Fund, L.P. and Everest Futures Fund II, L.P. All significant intercompany transactions and balances have been eliminated in the accompanying combined financial statements


Cash Equivalents


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


Revenue Recognition


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



(3)    THE LIMITED PARTNERSHIP AGREEMENT


The Limited Partners and General Partner share in the profits and losses of the Partnership in proportion to the number of Units or Unit equivalents held by each. However, no Limited Partner is liable for obligations of the Partnership in excess of his or her capital contribution and profits, if any, and such other amounts as he may be liable for pursuant to the Iowa Uniform Limited Partnership Act. Distributions of profits are made solely at the discretion of the General Partner.

Responsibility for managing the Partnership is vested solely in the General Partner; however, the General Partner has delegated complete trading authority to an unrelated party (note 4).

The Trading Partnership bears all expenses incurred in connection with its trading activities, including commodity brokerage commissions and fees payable to the trading advisor, as well as legal, accounting, auditing, printing, mailing and extraordinary expenses. The Partnership bears all of its administrative expenses.

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

The Clearing Broker charges the Trading Partnership monthly brokerage commissions equal to 0.50% (1.0833% prior to April 1, 1995) of the Trading Partnership's beginning-of-month net asset value, as defined. Effective November 1, 1995, the General Partner receives a management fee from the Clearing Broker of approximately 83% of the brokerage commission charged by the Clearing Broker. Prior to November 1, 1995, no management fee was received by the General Partner. From this management fee, CISI receives a co-general partner fee from the General Partner equal to 1/12 of .40% of the month-end net asset value, as defined.

A portion of assets are deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. ("Horizon"). Horizon will receive a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.


(5)    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK


The Partnership was formed to speculatively trade commodity interests. The Partnership's commodity interest transactions and related cash balances are on deposit with the Clearing Broker or CIS Financial Services, Inc. ("CISFS" or "Forwards Currency Broker" and collectively, the "Brokers") at all times. In the event that volatility of trading of other customers of the Brokers impaired the ability of the Brokers to satisfy the obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS 105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers, relating to futures contracts in regulated commodities, in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forwards Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at each Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker or the Forwards Currency Broker engage in proprietary trading and thus have no direct market exposure.

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

The Partnership holds futures and futures options positions on the various exchanges throughout the world and forwards positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and foreign currency contracts are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the trading advisor was unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. The Partnership has a contract with one trading advisor who makes the trading decisions on behalf of the Partnership. That trading advisor trades a program which is diversified among the various futures contracts in the financials and metals group on exchanges both in the U.S. and outside the U.S. Such diversification should greatly reduce this market risk. Cash was on deposit with the Clearing Broker in each time period of the financial statements which exceeded the cash requirements of the Commodity Interests of the Partnership.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Partnership as of March 31, 1998:


COMMODITY GROUP                        UNREALIZED GAIN/(LOSS)


FOREIGN CURRENCIES                       795,798

STOCK INDICES                               0.00

METALS                                      0.00

INTEREST RATE INSTRUMENTS               (247,097)


TOTAL                                    548,701


The range of maturity dates of these exchange traded open contracts is June of 1998 to March of 1999. The average open trade equity for the period of January 1, 1998 to March 31, 1998 was $923,419.

The margin requirement at March 31, 1998 was $5,586,237. To meet this requirement, the Partnership had on deposit with the Clearing Broker $120,884 in segregated funds, $2,846,777 in secured funds and $4,008,025 in non-regulated funds.


(6) FINANCIAL STATEMENT PREPARATION


The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 27, 1997, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operation


                 Fiscal Quarter ended March 31, 1998


The Partnership recorded a loss of $3,566,153 or $182.71 per Unit for the first quarter of 1998. This compares to a loss of $30,215 but a gain of $8.17 per Unit for the first quarter of 1997 (see discussion for the fiscal quarter ended March 31, 1997 for further explanation).

During the first two months of the quarter, the Partnership experienced losses primarily as a result of unprofitable positions in currencies and interest rates, while during the third month losses were recorded primarily due to losses in metals positions and in the global interest rate market. At March 31, 1998, John W. Henry & Company, Inc. was managing 100% of the Partnership's assets using its Financial and Metals Portfolio.

In January, performance was negatively impacted by sharp reversals in Japanese financial markets and in gold. Investor optimism over efforts to revive ailing Asian economies boosted the Japanese yen against the U.S. dollar and gave support to the Nikkei; positions in both resulted in losses for the Partnership. Benign inflation news in Europe and the U.S. boosted bond markets in both regions, resulting in gains for the Partnership. These gains were offset by losses in stock indices and in gold prices. Overall, the Partnership recorded a loss of $1,416,522 or $76.35 per Unit in January.

In February, losses were incurred in nearly all currencies traded. Trading was also unprofitable in U.S. Treasury bonds,interest rates and gold. The purchase of large quantities of silver by a major investor caused the prices of the precious metal to soar in world markets, before succumbing to some profit taking at month end; positions in silver resulted in gains for the Partnership. Profitable positions in most European bonds failed to offset losses in other long- and short-term interest rates. The Partnership recorded a loss of $1,566,571 or $79.17 per Unit in February.

In March, the U.S. dollar rose against most of its major counterparts, gaining strength from the flight of international capital from a deteriorating Japanese economy and the purchase of dollars to buy U.S. Treasury bonds as yields in key European bond markets hit post-war lows. Positions in the Swiss franc and the German mark resulted in gains for the Partnership. Positions in the U.S. 30-year bond led losses in the global interest rate market. Inflation concerns, fueled by rising oil prices, propelled gold prices sharply higher. Positions in gold were unprofitable, as were positions in silver, which became more volatile during the month. The Partnership recorded a loss of $583,060 or $27.19 per Unit in March.

During the quarter, additional Units sold consisted of 4,128.21 limited partnership units; and 33.34 general partnership units. Additional Units sold during the quarter represented a total of $8,118,453. Investors redeemed a total of 882.95 Units during the quarter. At the end of the quarter there were 21,525.53 Units outstanding (including 215.29 Units owned by the General Partner).

During the fiscal quarter ended March 31, 1998, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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

During the first month of the quarter, the Partnership experienced gains primarily as a result of profits in foreign exchange rates, while during the next two months losses were recorded due in part to the direction of U.S interest rates. Overall, the first quarter of fiscal 1997 ended negatively for the Partnership's accounts managed by John W. Henry & Company, Inc., although investors who held Units for the entire quarter did make a profit in the quarter.

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




	Item 3.        Quantitative and Qualitative Disclosures
				About Market Risk


                              Not Applicable.




                     Part II.  OTHER INFORMATION


Item 1.	Legal Proceedings


        The Partnership and its affiliates are from time to time parties to various legal actions arising in the normal course of business. The General Partner believes that there is no proceedings threatened or pending against the Partnership or any of its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Partnership.


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


                                         EVEREST FUTURES FUND, L.P.

Date: May 14, 1998               By:     Everest Asset Management, Inc.,
                                         its General Partner

                                         By:   /s/Peter Lamoureux
                                                  Peter Lamoureux
                                                  President