Form 10-Q
period 1998-06-30
EVEREST FUTURES FUND L P
filed 1998-08-12
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q


              Quarterly report pursuant to Section 12(b) or (g)
                   of the Securities Exchange Act of 1934

                For the quarterly period ended, June 30, 1998

                       Commission File Number 0-17555

                           EVEREST FUTURES FUND, L.P.
          (Exact name of registrant as specified in its charter)

                    Iowa                               42-1318186
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)

508 North Second St., Suite 302, Fairfield, Iowa          52556
(Address of principal executive offices)                (Zip Code)


    Registrant's telephone number, including area code:   (515)472-5500

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

                                Yes  X   No


             Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending June 30, 1998



                                                        Fiscal Quarter Year to Date   Fiscal Year  Fiscal QuarterYear to Date
                                                        Ended 6/30/98   To 6/30/98   Ended 12/31/97Ended 6/30/97  To 6/30/97
                                                        -------------- -------------------------------------------------------
Statement of
Financial Condition                                           X                            X

Statement of
Operations                                                    X              X                           X             X

Statement of Changes
in Partners' Capital                                                         X

Statement of
Cash Flows                                                                   X                                         X

Notes to Financial
Statements                                                    X


                EVEREST FUTURES FUND, LP
                COMBINED STATEMENTS OF FINANCIAL CONDITION
                UNAUDITED

                                                        Jun 30, 1998   Dec 31, 1997
                                                        -------------  -------------
ASSETS
Cash and cash equivalents                                 33,224,801     31,204,067
Equity in commodity trading accounts:
   Net unrealized trading gains on open contracts         (1,728,835)     1,821,509
   Amount Due from broker                                 11,295,520      6,314,239

Interest receivable                                          151,512        121,916
                                                        -------------  -------------
      Total assets                                        42,942,998     39,461,731
                                                        =============  =============


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                           12,000         29,000
   Commissions payable                                       170,271        161,748
   Advisor's management fee payable                          143,472        128,722
   Advisor's incentive fee payable                                 0        393,681
   Redemptions payable                                       318,379         64,160
   Deferred Partnership offering proceeds                          0        633,394
   Selling and Offering Expenses Payable                       9,362         11,953
                                                        -------------  -------------
      Total liabilities                                      653,483      1,422,658

Minority Interest                                            435,211        389,459


Partners' Capital:
   Limited partners (24,551.68 and 18,064.98 units        41,428,700     37,274,229
     outstanding at 6/30/98 and 12/31/97, respectively)
      (see Note 1)
   General partners (252.22 units and 181.93 units           425,604        375,385
     outstanding at 6/30/98 and 12/31/97, respectively)
      (see Note 1)                                      -------------  -------------
      Total partners' capital                             41,854,304     37,649,614
                                                        -------------  -------------
      Total liabilities, minority interest,
        and partners' capital                            $42,942,998    $39,461,731
                                                        =============  =============

Net asset value per outstanding unit of Partnership
  interest                                                 $1,687.41      $2,063.34
                                                        =============  =============
This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



                      EVEREST FUTURES FUND, L.P.
                      COMBINED STATEMENTS OF OPERATIONS
                      For the period January 1, 1998 through June 30, 1998


                                                         Apr 1, 1998    Jan 1, 1998   Apr 1, 1997   Jan 1, 1997
                                                           through        through       through       through
                                                        Jun 30, 1998   Jun 30, 1998  Jun 30, 1997  Jun 30, 1997
                                                        -------------  ------------- ------------- -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                (1,676,222)    (3,517,559)   (1,911,883)   (1,620,507)
   Change in unrealized gain (loss)
     on open positions                                    (2,254,704)    (3,514,400)      421,110       365,429
   Net foreign currency translation gain (loss)              (97,256)      (155,131)       74,323          (248)
   Brokerage Commissions                                    (605,990)    (1,207,538)     (321,783)     (533,007)
                                                        -------------  ------------- ------------- -------------
 Total trading income (loss)                              (4,634,172)    (8,394,629)   (1,738,234)   (1,788,334)

    Interest income, net of cash management fees             526,422      1,054,554       284,920       461,435
                                                        -------------  ------------- ------------- -------------
 Total income (loss)                                      (4,107,750)    (7,340,075)   (1,453,314)   (1,326,898)

General and administrative expenses
    Advisor's management fees                                396,075        780,447       209,630       351,091
    Advisor's incentive fees                                       0              0             0           146
    Administrative expenses                                   (6,726)       (19,425)       14,122        29,146
                                                        -------------  ------------- ------------- -------------
  Total general and administrative expenses                  389,350        761,022       223,752       380,383

  Minority Interest                                           46,404         84,248             0             0
                                                        -------------  ------------- ------------- -------------
Net income (loss)                                         (4,450,695)    (8,016,849)   (1,677,066)   (1,707,281)
                                                        =============  ============= ============= =============

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                      ($193.22)      ($375.93)     ($145.22)     ($137.05)
                                                        =============  ============= ============= =============
                                                        (see Note 1)   (see Note 1)


This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



                EVEREST FUTURES FUND, LP
  COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
  For the period January 1, 1998 through June 30, 1998



                                                                            Limited       General
                                                              Units*       Partners      Partners         Total
                                                        -------------  ------------- ------------- -------------
Partners' capital at Jan 1, 1998                           18,064.98    $37,274,229      $375,385   $37,649,614

Net profit (loss)                                                        (7,936,782)      (80,066)   (8,016,850)

Additional Units Sold                                       8,349.91     15,484,728       130,285    15,615,013
(see Note 1)
Redemptions (see Note 1)                                   (1,863.20)    (3,393,475)            0    (3,393,475)
                                                        -------------  ------------- ------------- -------------
Partners' capital at June 30, 1998                         24,551.68    $41,428,700      $425,604   $41,854,304
                                                        =============  ============= ============= =============

Net asset value per unit
   January 1, 1998(see Note 1)                                             2,063.34      2,063.34

Net profit (loss) per unit (see Note 1)                                     (375.93)      (375.93)
                                                                       ------------- -------------
Net asset value per unit
   June 30, 1998                                                          $1,687.41     $1,687.41

* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)


           EVEREST FUTURES FUND, LP
           COMBINED STATEMENTS OF CASH FLOWS
           UNAUDITED



                                                         Jan 1, 1998    Jan 1, 1997
                                                          through        through
                                                        Jun 30, 1998   Jun 30, 1997
                                                        -------------  -------------

Net profit (loss)                                         (8,016,849)    (1,707,281)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                                   3,550,344       (367,704)
     Interest receivable                                     (29,596)       (38,734)
     Decrease (Increase) in equity in commodity trading   (4,981,281)    (1,539,222)
     Accrued liabilities                                    (387,408)      (249,057)
     Redemptions payable                                     254,219        218,878
     Deferred Offering Proceeds                             (633,394)      (825,703)
     Selling and Offering Expenses Payable                    (2,591)        14,808
     Increase in minority interest                            45,752        128,355
                                                        -------------  -------------
     Net cash provided by (used in)
       operating activities                              (10,200,804)    (4,365,658)

Cash flows from financing activities:
   Units Sold                                             15,615,013     14,136,322
   Partner redemptions                                    (3,393,475)      (397,677)

                                                        -------------  -------------
   Net cash provided by (used in)
     financing activities                                 12,221,538     13,738,645
                                                        -------------  -------------
Net increase (decrease) in cash                            2,020,734      9,372,987

Cash at beginning of period                               31,204,067      8,832,835
                                                        -------------  -------------
Cash at end of period                                    $33,224,801    $18,205,822
                                                        =============  =============
This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)




                          EVEREST FUTURES FUND, L.P.

                        NOTES TO FINANCIAL STATEMENTS

                                JUNE 30, 1998


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

The public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6,1988. On
February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1,1995 the Partnership recommended the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of,$48,427,286 for 27,487 Units sold July 1, 1995 through June 30, 1998.

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


Foreign Currency Translation


Effective March 29, 1996, assets and liabilities denominated in foreign currencies are translated at the prevailing exchange rates as of the valuation date. Gains and losses on investment activity are translated at the prevailing exchange rate on the date of each respective transaction while year-end balances are translated at the year-end currency rates. Prior to March 29,1996, assets and liabilities denominated in foreign currencies,and gains and losses on investment activity were translated at the respective month-end exchange rates as of the valuation date.
Realized and unrealized foreign exchange gains or losses are included in "Trading income and (expense)" in the combined statements of operations.


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

The Trading Partnership bears all expenses incurred in connection with its trading activities, including commodity brokerage commissions and fees payable to the trading advisor,as well as legal, accounting, auditing, printing, mailing and extraordinary expenses. The Partnership bears all of its administrative expenses.

Limited Partners may cause any or all of their Units to be redeemed as of the end of any month at net asset value on ten days' prior written notice. The Partnership will be dissolved at December 31, 2020, or upon the occurrence of certain events,as specified in the Limited Partnership Agreement.


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

The Clearing Broker charges the Trading Partnership monthly brokerage commissions equal to 0.50% (1.0833% prior to April 1,1995) of the Trading Partnership's beginning-of-month net asset value, as defined. Effective November 1, 1995, the General Partner receives a management fee from the Clearing Broker of approximately 83% of the brokerage commission charged by the Clearing Broker. Prior to November 1, 1995, no management fee was received by the General Partner. From this management fee, CISI receives a co-general partner fee from the General Partner equal to 1/12 of .40% of the month-end net asset value, as defined.

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

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Partnership as of, June 30, 1998:


COMMODITY GROUP			               UNREALIZED GAIN/(LOSS)


FOREIGN CURRENCIES                                   (2,126,121)

STOCK INDICES                                          (192,898)

METALS                                                 (414,975)

INTEREST RATE INSTRUMENTS                             1,005,159

TOTAL                                                (1,728,835)


The range of maturity dates of these exchange traded open contracts is July of 1998 to June of 1999. The average open trade equity for the period of January 1, 1998 to June 30, 1998 was $516,718.

The margin requirement at June 30, 1998 was $7,773,582. To meet this requirement, the Partnership had on deposit with the Clearing Broker $1,682,835 in segregated funds, $4,557,435 in secured funds and $3,326,415 in non-regulated funds.


(6) FINANCIAL STATEMENT PREPARATION


The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 27, 1998, as part of its Annual Report on Form 10-K.


The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


       Item 2.    Management's Discussion and Analysis of Financial
                        Condition and Results of Operation


                        Fiscal Quarter ended June 30, 1998


The Partnership recorded a loss of $4,450,695 or $193.22 per Unit for the second quarter of 1998. This compares to a loss of $1,677,066 or $145.22 per Unit for the second quarter of 1997.

During the first and third months of the quarter, the Partnership experienced losses primarily as a result of unprofitable positions in currencies, interest rates and metals, while during the second month gains were recorded primarily due to gains in the currency, interest rate and metals markets.
At June 30, 1998, John W. Henry & Company, Inc. was managing 100% of the Partnership's assets using its Financial and Metals Portfolio.

In April, positions in nearly all markets traded were unprofitable. Positions in the U.S. 30-year bond and Euro dollar markets resulted in losses for interest rate futures. Unprofitable positions in the German mark and Swiss franc offset gains in other currencies traded. Silver prices fell following reports that a major investment company had sold a third of its holdings. Losses in silver and copper offset profits in gold. The Partnership recorded a loss of $3,302,362 or $153.41 per Unit in April.

In May gains were recorded reflecting profitable positions in interest rates, metals and currencies. The strongest gains overall came from positions in the Japanese yen, Japanese Government bond and silver. Silver prices slumped as investors who bought on hopes of rising value lost patience and took profits. Gains were also recorded in positions in the Australian dollar as a nervous market dealt with rumors of further currency devaluations in Asia; the Australian currency fell to a 12-year low against the U.S. dollar. The Partnership recorded a gain of $979,024 or $44.64 per Unit in May.

In June losses were recorded due largely to unprofitable positions in global interest rates and metals. Unprofitable positions in the Japanese Government bond led losses in global interest rates as the yield rose from record lows following intervention to support the yen. A marginal gain in the Japanese yen failed to offset losses in the British pound and Swiss franc. Positions in gold and silver also resulted in losses as the prices of both metals remained coupled to movements in the Japanese yen. The Partnership recorded a loss of $2,127,357 or $84.45 per Unit in June.

During the quarter, additional Units sold consisted of 4,221.68 limited partnership units; and 36.93 general partnership units. Additional Units sold during the quarter represented a total of $7,496,559. Investors redeemed a total of 980.24 Units during the quarter. At the end of the quarter there were 24,803.90 Units outstanding (including 252.22 Units owned by the General Partner).

During the fiscal quarter ended, June 30, 1998, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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

In February, losses were incurred in nearly all currencies traded. Trading was also unprofitable in U.S. Treasury bonds, interest rates and gold. The purchase of large quantities of silver by a major investor caused the prices of the precious metal to soar in world markets, before succumbing to some profit taking at month end; positions in silver resulted in gains for the Partnership. Profitable positions in most European bonds failed to offset losses in other long- and short-term interest rates. The Partnership recorded a loss of $1,566,571 or $79.17 per Unit in February.

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


The Partnership and its affiliates are from time to time parties to various legal actions arising in the normal course of business. The General Partner believes that thereis no proceedings threatened orpending against the Partnership or any of its affiliates which, if determined adversely, would have a material adverse effect on the financial condition or results of operations of the Partnership.


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


                                     EVEREST FUTURES FUND, L.P.


Date: August 12, 1998                By: Everest Asset Management, Inc.,
                                         its General Partner

                                     By: /s/ Peter Lamoureux
                                             Peter Lamoureux
                                             President