Form 10-Q
period 1998-09-30
EVEREST FUTURES FUND L P
filed 1998-11-13
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q


Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange
                                  Act of 1934

               For the quarterly period ended September 30, 1998

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

                              Yes     X        No




             Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending September 30, 1998



                                                        Fiscal Quarter Year to Date   Fiscal Year  Fiscal QuarterYear to Date
                                                        Ended 9/30/98   To 9/30/98   Ended 12/31/97Ended 9/30/97  To 9/30/97
                                                        -------------- -------------------------------------------------------
Statement of
Financial Condition                                           X                            X

Statement of
Operations                                                    X              X                           X             X

Statement of Changes
in Partners' Capital                                                         X

Statement of
Cash Flows                                                                   X                                         X

Notes to Financial
Statements                                                    X


                EVEREST FUTURES FUND, LP
                               COMBINED STATEMENTS OF FINANCIAL CONDITION
                       UNAUDITED

                                                        Sep 30, 1998   Dec 31, 1997
                                                        -------------  -------------
ASSETS
Cash and cash equivalents                                 46,340,190     31,204,067
Equity in commodity trading accounts:
   Net unrealized trading gains on open contracts         13,478,775      1,821,509
   Amount Due from broker                                   (690,551)     6,314,239

Interest receivable                                          175,932        121,916
                                                        -------------  -------------
      Total assets                                        59,304,346     39,461,731
                                                        =============  =============


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                           26,037         29,000
   Commissions payable                                       196,457        161,748
   Advisor's management fee payable                          195,995        128,722
   Advisor's incentive fee payable                           753,071        393,681
   Redemptions payable                                       261,240         64,160
   Deferred Partnership offering proceeds                          0        633,394
   Selling and Offering Expenses Payable                      10,836         11,953
                                                        -------------  -------------
      Total liabilities                                    1,443,636      1,422,658

Minority Interest                                            579,198        389,459


Partners' Capital:
   Limited partners (25,253.66 and 18,064.98 units        56,697,525     37,274,229
     outstanding at 9/30/98 and 12/31/97, respectively)
      (see Note 1)
   General partners (260.11 units and 181.93 units           583,987        375,385
     outstanding at 9/30/98 and 12/31/97, respectively)
      (see Note 1)                                      -------------  -------------
      Total partners' capital                             57,281,512     37,649,614
                                                        -------------  -------------
      Total liabilities, minority interest,
        and partners' capital                            $59,304,346    $39,461,731
                                                        =============  =============

Net asset value per outstanding unit of Partnership
  interest                                                 $2,245.12      $2,063.34
                                                        =============  =============
This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



                                                                EVEREST FUTURES FUND, L.P.
                      COMBINED STATEMENTS OF OPERATIONS
                                                         For the period January 1, 1998 through September 30, 1998


                                                         Jul 1, 1998    Jan 1, 1998   Jul 1, 1997   Jan 1, 1997
                                                           through        through       through       through
                                                        Sep 30, 1998   Sep 30, 1998  Sep 30, 1997  Sep 30, 1997
                                                        -------------  ------------- ------------- -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                   264,024     (3,253,535)    1,912,606       292,099
   Change in unrealized gain (loss)
     on open positions                                    15,053,132     11,538,732     1,865,735     2,231,163
   Net foreign currency translation gain (loss)              (15,801)      (170,932)      (71,512)      (71,761)
   Brokerage Commissions                                    (663,098)    (1,870,637)     (416,737)     (949,744)
                                                        -------------  ------------- ------------- -------------
 Total trading income (loss)                              14,638,257      6,243,629     3,290,091     1,501,758

    Interest income, net of cash management fees             639,049      1,693,603       375,043       836,478
                                                        -------------  ------------- ------------- -------------
 Total income (loss)                                      15,277,306      7,937,232     3,665,134     2,338,236

General and administrative expenses
    Advisor's management fees                                492,948      1,273,395       290,814       641,904
    Advisor's incentive fees                                 745,531        745,531       128,518       128,664
    Administrative expenses                                 (129,248)      (148,673)       17,407        46,553
                                                        -------------  ------------- ------------- -------------
  Total general and administrative expenses                1,109,230      1,870,252       436,738       817,121

  Minority Interest                                         (143,987)       (59,739)            0             0
                                                        -------------  ------------- ------------- -------------
Net income (loss)                                         14,024,089      6,007,241     3,228,396     1,521,115
                                                        =============  ============= ============= =============

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                       $557.71        $181.78       $229.44        $92.39
                                                        =============  ============= ============= =============
                                                        (see Note 1)   (see Note 1)


This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



                EVEREST FUTURES FUND, LP
  COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                     For the period January 1, 1998 through September 30, 1998



                                                                            Limited       General
                                                              Units*       Partners      Partners         Total
                                                        -------------  ------------- ------------- -------------
Partners' capital at Jan 1, 1998                           18,064.98    $37,274,229      $375,385   $37,649,614

Net profit (loss)                                                         5,944,311        62,930     6,007,240

Additional Units Sold                                       9,545.00     17,831,428       145,672    17,977,100
(see Note 1)
Redemptions (see Note 1)                                   (2,356.33)    (4,352,444)            0    (4,352,444)
                                                        -------------  ------------- ------------- -------------
Partners' capital at September 30, 1998                    25,253.66    $56,697,525      $583,987   $57,281,512
                                                        =============  ============= ============= =============

Net asset value per unit
   January 1, 1998(see Note 1)                                             2,063.34      2,063.34

Net profit (loss) per unit (see Note 1)                                      181.78        181.78
                                                                       ------------- -------------
Net asset value per unit
   September 30, 1998                                                     $2,245.12     $2,245.12

* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)


                                  EVEREST FUTURES FUND, LP
           COMBINED STATEMENTS OF CASH FLOWS
                       UNAUDITED



                                                         Jan 1, 1998    Jan 1, 1997
                                                          through        through
                                                        Sep 30, 1998   Sep 30, 1997
                                                        -------------  -------------

Net profit (loss)                                          6,007,241      1,521,115
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                                 (11,657,266)    (2,255,004)
     Interest receivable                                     (54,016)       (65,942)
     Decrease (Increase) in equity in commodity trading    7,004,790        211,448
     Accrued liabilities                                     458,409        (35,180)                          0
     Redemptions payable                                     197,080        163,399
     Deferred Offering Proceeds                             (633,394)      (825,703)
     Selling and Offering Expenses Payable                    (1,117)        34,002
     Increase in minority interest                           189,739        224,300
                                                        -------------  -------------
     Net cash provided by (used in)
       operating activities                                1,511,467     (1,027,565)

Cash flows from financing activities:
   Units Sold                                             17,977,100     21,892,209
   Partner redemptions                                    (4,352,444)      (604,060)

                                                        -------------  -------------
   Net cash provided by (used in)
     financing activities                                 13,624,657     21,288,149
                                                        -------------  -------------
Net increase (decrease) in cash                           15,136,123     20,260,584

Cash at beginning of period                               31,204,067      8,832,835
                                                        -------------  -------------
Cash at end of period                                    $46,340,190    $29,093,419
                                                        =============  =============
This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



                        EVEREST FUTURES FUND, L.P.

                      NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998


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

The public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommended the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $50,789,373 for 28,690 Units sold July 1, 1995 through September 30, 1998.

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

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity
Interests for the Partnership as of September 30, 1998:


COMMODITY GROUP              UNREALIZED GAIN/(LOSS)


FOREIGN CURRENCIES                 2,692,122

STOCK INDICES                        773,032

METALS                                  0

INTEREST RATE INSTRUMENTS         10,013,621


TOTAL                             13,478,775



The range of maturity dates of these exchange traded open contracts is October of 1998 to September of 1999. The average open trade equity for the period of January 1, 1998 to September
30, 1998 was $2,184,155.


The margin requirement at September 30, 1998 was $7,831,470. To meet this requirement, the Partnership had on deposit with the Clearing Broker $2,480,067 in segregated funds, $7,903,141 in secured funds and $2,405,016 in non-regulated funds.


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



Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation


               Fiscal Quarter ended September 30, 1998

The Partnership recorded a gain of $14,024,089 or $557.71 per Unit for the third quarter of 1998. This compares to a gain of $3,228,396 or $229.44 per Unit for the third quarter of 1997.

The Partnership suffered losses during the first month of the quarter largely as a result of losses in interest rates and stock indices. During the second and third months of the quarter, the Partnership experienced solid gains in interest rates and smaller gains in currencies and stock indices. At September 30, 1998, John W. Henry & Company, Inc. was managing 100% of the Partnership's assets using its Financial and Metals Portfolio.

In July, the Partnership incurred losses as unprofitable positions in interest rates and stock indices offset moderate gains in metals. The price of gold declined at month end along with the Japanese yen's fall in world markets; gold and the Japanese yen have moved in lockstep since early June, reflecting the diminishing demand for gold as the region's economies retract. Gains in long-term European bond markets failed to
offset losses in other long-term interest rates traded.   The
Partnership recorded a loss of $587,513 or $23.68 per Unit in July.

In August the Partnership posted solid gains, led by profitable positions in global interest rates. Leading gains in the bond market were positions in German and U.S. bonds, which benefited from investors' flight to quality during the month, and the Japanese Government bond, where the yield on the benchmark 10-year bond dropped to 1.105%, a historic low. The U.S. dollar made little progress against the Japanese yen as Japanese officials renewed their threats of intervention in the currency markets. The Partnership recorded a gain of $7,082,890 or $286.39 per Unit in August.

In September, the Partnership recorded gains as profitable positions in interest rates and smaller gains in currencies and
stock indices offset losses in metals.   Except for Australian
bonds, which reflected the uncertainty of an upcoming election in that country, positions in all interest rates traded were profitable. Gains were strongest in German, U.S. and Japanese government bonds; in all three markets, yields declined to historic levels. Profitable positions in the German mark and Swiss franc and smaller gains in the British pound offset losses in other currencies traded. Positions in gold and silver resulted in losses as prices of both metals rose. The Partnership recorded a gain of $7,528,712 or $295.00 per Unit in September.

During the quarter, additional Units sold consisted of 1,195.09 limited partnership units; and 7.89 general partnership units. Additional Units sold during the quarter represented a total of $2,362,087. Investors redeemed a total of 493.11 Units during the quarter. At the end of the quarter there were 25,513.77 Units outstanding (including 260.11 Units owned by the General Partner).

During the fiscal quarter ended September 30, 1998, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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


Year 2000 Issue

The Partnership does not have any anticipated costs, problems or uncertainties associated with the Year 2000 issue. The Partnership relies on CISI to provide the Partnership with certain calculations and reports, so if the Year 2000 issue is material to CISI, then it may impact the Partnership. However, the Year 2000 issue is not material for CISI since the administration software has recently been replaced and will be in compliance with Y2000 prior to the end of 1998. In addition, the Clearing Broker is undergoing an intensive review to determine what areas (if any) are not in compliance with Y2000, and expects to be in compliance by the end of 1998. Neither the software replacement nor the compliance review are expected to be material or to yield noncompliance issues that are material.


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

During the fiscal quarter ended June 30, 1998, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.


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



                                        EVEREST FUTURES FUND, L.P.

Date: November 12, 1998              By:     Everest Asset Management, Inc.,
                                             its General Partner





                                     By:     /s/ Peter Lamoureux
                                                 Peter Lamoureux
                                                 President