Form 10-K
period 1998-12-31
EVEREST FUTURES FUND L P
filed 1999-03-29
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10K


       Annual report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934


        For the fiscal year ended       Commission File Number 0-17555
            December 31, 1998

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

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February
        28, 1999:       $51,282,654


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

The initial public offering of the Partnership's Units of limited partnership interests ("Units") pursuant to a registration statement on Form S-18 and Prospectus was declared effective and commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of 29,728.26 additional Units sold for $53,069,884 since July 1, 1995 through December 31, 1998.

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

As a result of the Partnership's investment in Everest II, the majority of the Partnership's trading and operating expenses have been transferred to Everest II. This transfer is not expected to have any material economic effect on the overall fees and expenses attributable to Partnership investors. The Partnership continues to pay its own operating expenses, but as of the close of business on March 29, 1996, Everest II is now obligated to pay the substantial trading and operational expenses and to pay an incentive fee to its trading advisor. These expenses materially affect the net results of an investment in the Partnership, reducing net profits and increasing net losses. The Partnership would have to make an 8.78% return on its investments during the initial year of a Limited Partner's investment in the Partnership in order for a Limited Partner to break even during the Limited Partner's first year of investment in the Partnership. The fees and expenses of the Partnership and Everest II are described in more detail in the Partnership's offering memorandum which are incorporated herein by reference.

Everest II pays the Commodity Broker a brokerage commission charge equal to 0.5% of the Partnership's Beginning Net Asset Value as of the beginning of each month (approximately 6% annually). Approximately 80% of this amount is rebated by the Commodity Broker to the General Partner. From this rebated amount, the General Partner pays CISI a monthly co-general partner fee equal to 1/12 of 0.40% of the month-end NAV of Everest II. In 1998 an opinion of counsel was obtained which permits CISI to reduce its capital account to 0.50% or less of Everest II's NAV, and the annual rate of the monthly co-general partner fee is now 0.25%. If there is a material change in Everest II's brokerage commission structure, investors and Limited Partners will be informed in writing. The Commodity Broker may, in the future, increase the fee charged to Everest II.

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

The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will total on a combined Partnership and Everest II basis approximately $65,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 1994-1998 can be found in the table in Item 6 below.

Neither the Partnership, the General Partner nor CISI has any employees other than their officers and directors, all of whom are employees of affiliated companies of the Partnership, the General Partner, and CISI. Rather, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts the services of research, fund administration, client support (marketing) and management information systems and analysis to Capital. As of December 31, 1998 Capital had 9 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of this limited partnership is to directly or indirectly through its investment in Everest II to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership's business, as of December 31, 1998 is set forth under Items 6 and 7 herein.

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

        (b) As of December 31, 1998, there were 25,378.05 Units held by Limited Partners and 198.49 held by the General Partner.
            A total of 3,273.29 Units were redeemed by Limited Partners and 69.50 units were redeemed by the General Partner from January 1, 1997 to December 31, 1998. The Partnership's Second Amended and Restated Agreement of Limited Partnership contains a full description of redemption and distribution procedures.

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


Item 6.	Selected Financial Data

                                1994      1995      1996      1997       1998
                              (In thousands, except amounts per Unit)

1.   Operating Revenues       ($157)      $569    $3,205    $7,337     $9,170
2.   Income (Loss) from
     Continuing Operations     (393)       371     2,080     4,190      3,756
3.   Income (Loss) Per Unit (398.79)    416.06    377.35    240.05      94.80
4.   Total Assets                967     2,279    12,478    39,462     57,221
5.   Long Term Obligations       0         0        0          0          0
6.   Cash Dividend per Unit      0         0        0          0          0

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

For the year ended December 31, 1998, Limited Partners redeemed a total of 3,273.29 Units for $6,281,330 and the General Partner redeemed a total of 69.50 Units for $150,000. For the year ended December 31, 1997, Limited Partners redeemed a total of
488.36 Units for $905,220; the General Partner did not redeem any Units.

During 1998, investors purchased 10,672.42 Units (including the General Partner's purchase of 86.06 Units) for $20,223,806. On December 31, 1998 the Partnership had unrealized profits of $5,802,585 and cash on deposit of $46,220,386. These figures compare to unrealized profits of $1,821,509 and cash on deposit of $31,204,067 as of December 31, 1997.

Since the March 29, 1996 investment by the Partnership of all of its assets in Everest II there has been no actual credit risk exposure to the Partnership beyond its actual investment in Everest II.

As of December 31, 1998, Everest II had no credit risk exposure to a counterparty which is a foreign commodities exchange which was material. Everest II trades on recognized global futures exchanges. In addition, over the counter contracts in the form of forward foreign currency transaction are traded by Everest
II. As of December 31, 1998, the Partnership had $2,677,583 on deposit at CISFS. CISFS does not deal in foreign exchange forwards, but acts as a broker, placing the trades immediately with large banks having assets in excess of $100 million. At the settlement date, all transactions with each of the banks are netted and any excess or deficit is received from or sent to the bank. All of the Partnership's foreign exchange transactions are transacted in US dollars.

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

Year 2000 Readiness Disclosure

CIS surveyed major applications in 1996 to see if they were Year 2000 compliant. Systems identified with Year 2000 issues were targeted for replacement or modification. Replacement and modification projects are currently underway. In addition, CIS has dedicated resources to assess our work processes and verify that it will be able to handle the changes in the next millennium. This process addresses software applications as well as key vendor, bank and customer relationships.

During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry Association, with whom it continues to work closely. CIS has participated in BETA testing, which began in September 1998, and will participate again with the FIA in "street wide" testing during the second quarter of 1999.

In addition, CIS has begun developing various "contingency plans" in the event that mission critical systems should fail.
This development is proceeding on schedule.

CIS is taking this issue seriously and has a goal of maintaining reasonable procedures in order to eliminate as much risk as possible to its customers (including the Partnership), its counterparties and itself. Despite the best efforts of CIS, CISFS and CISI, there can be no assurance that the above steps will be sufficient or that all potential problems have been identified in order to avoid any adverse impact to the Partnership. CIS and its affiliates make no representations or warrants related to Year 2000 readiness or compliance, including but not limited to business interruption, whether from failures in their own computer systems, those of the commodity trading advisor, or any other third party.


Results of Operations

The Partnership's assets through its exclusive investment in Everest II were traded entirely by the John W. Henry & Company, Inc. Financial and Metals Portfolio. This strategy concentrates on the financial futures markets including the global interest rate contracts, foreign exchange, and stock indices. It also trades precious metals.

1998

The year 1998 was marked by declining global interest rates and commodity prices and extremely volatile currency fluctuations.
The Partnership produced a net gain of 4.59% for the calendar year.

The first quarter was marked by a flight to quality in the bond market, namely German bunds and U.S. bonds amidst turbulence in
the Asian markets.   The U.S. dollar remained volatile for the
first two months of the year and strengthened during March, primarily versus the German mark and Swiss franc. The volatility in both these sectors produced overall losses for the Partnership. Warren Buffett was rumored and then confirmed to be holding significant silver positions anticipating a rise in silver prices. Long silver prices were beneficial to the Partnership.

In the second quarter, the U.S. dollar strengthened against the Japanese yen until the U.S. Government intervened to support the Japanese yen, essentially selling the U.S. dollar and depressing the value of the U.S. dollar relative to most major world currencies. By July, the U.S. dollar was back at all-time highs against the Japanese yen. Overall, the Partnership gained as a result of the fluctuation of the U.S. dollar. However, the ripple effect created volatility for the U.S. dollar versus the European currencies and the Partnership lost on its positions in these currencies. Precious metals, namely silver, reversed as prices slumped. Gold prices seesawed up and down never settling on direction. The volatility in these markets was unprofitable to the Partnership.

The third quarter was highlighted by a devaluation of the Russian ruble which sent shock waves through the world equity markets as traders liquidated equities in favor of sovereign debt. Even prior to the Russian crisis, the Partnership was well positioned to take advantage of rising bonds. The Partnership was long the U.S., German and Japan bond markets. Interest rates on the U.S. 30-year long bond fell below 5%, the lowest level in over 30 years. In addition, the Partnership was short the Nikkei and FTSE equity indices. Gold and silver prices fell to 1998 lows, as short positions in these precious metals were profitable.

The fourth quarter saw extremes in the currency sector as the U.S. dollar again gyrated for the last three months of the year. The long Japanese yen position that provided the only profit for the Partnership in October was the largest losing position in November, yet by December, long Japanese yen positions were providing profits. The Fed eased interest rates one quarter point three times in seven weeks. However, long U.S. bond positions reaped few rewards as these rate cuts had already been factored in the market. Global stock indices rebounded beginning in October and long positions in the S&P and German DAX proved rewarding. The Partnership ended the year with a profit of $3,755,667.

1997

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

1996

During 1996, the gains for the year occurred mostly during October (13.48%) and November (10.98%). During these months there were price trends in global bonds, currencies, and metals which were favorable to the trading strategy of JWH's Financial & Metals Portfolio.

Since the commencement of trading on February 1, 1989 the Partnership has experienced a cumulative gain of 115.81% through December 31, 1998. For further discussion and analysis of financial condition please refer to the Notes to the Combined
Financial Statements attached hereto.

Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, inflation is not expected to have an adverse effect on the Partnership's or Everest II's operations or assets.


Item 7(A).  Quantitative and Qualitative Disclosures About Market
            Risk

Introduction

Past Results Are Not Necessarily Indicative of Future Performance

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

The Partnership can acquire and/or liquidate both long and short positions in a wide range of different financial and metals markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

Quantifying the Partnership's Trading Value at Risk

Qualitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership's risk exposure in the various market sectors traded by the commodity trading advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market
Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1998. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1998, the Partnership's total capitalization was approximately $55.7 million.

                                   December 31, 1998

                                                    % of Total
Market Sector               Value at Risk           Capitalization

Interest Rates              $ 4.1 million               7.4%
Currencies                  $ 0.5 million               0.9%
Stock Indices               $ 0.0 million               0.0%
Precious Metals             $ 0.1 million               0.2%
Commodities                 $ 0.0 million               0.0%
Energies                    $ 0.0 million               0.0%

             Total          $ 4.7 million               8.5%



Material Limitations on Value at Risk as an Assessment of Market
Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership.
The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions _ unusual, but historically recurring from time to time _ could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table _ as well as the past performance of the Partnership _ give no indication of this "risk of ruin."


Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

The Partnership holds a portion of its assets in cash on deposit with CIS and CISFS with the remainder on deposit with Horizon Cash Management, Inc. in short term, highly liquid investments. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 90% of 90-day Treasury bill rate. In addition, should short term interest rates decline, so will the
interest earnings for assets on deposit with Horizon.    As of
December 31, 1998, the Partnership had approximately $50.8 million in cash on deposit with CIS, CISFS and Horizon.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures _ except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership and the Trading Advisor manage the Partnership's primary market risk exposures _ constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 1998, by market sector.

Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations _ e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.

Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates _ i.e., positions between two currencies other than the U.S. dollar. However, the Partnership's major exposures have typically been in the dollar/yen, dollar/mark, dollar/Swiss franc, dollar/Australian dollar and dollar/pound positions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Trading Advisor's currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 1998, the Partnership had no exposure in stock index futures. Ordinarily the primary exposures are in the FTSE (England), Nikkei (Japan) and All Ordinaries (Australia) stock indices. The General Partner anticipates little trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's metals market exposure is to fluctuations in the price of gold and silver, although it may, from time to time, maintain positions in other metals. The Trading Advisor has from time to time taken substantial positions as it has perceived market opportunities to develop. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

Commodities. The trading program utilized by the Partnership does not trade commodities, therefore it has no commodities exposure.

Energy. The trading program utilized by the Partnership does not trade energy contracts, therefore it has no energy exposure.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 1998.

Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Partnership holds a portion of its assets in cash at CIS and CISFS, earning interest at 90% of the average 90-day Treasury bill rate for Treasury bills issued during each month. The remainder is held at Horizon in short term liquid investments.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the commodity trading advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the commodity trading advisor to close out individual positions as well as entire programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the commodity trading advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

Risk Management

JWH attempts to control risk in all aspects of the investment process _ from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH seeks to control overall risk as well as the risk of any one position, and JWH trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH factors the point of exit into the decision to enter (stop loss). The size of JWH's positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the JWH investment strategies. Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts from a program, or a change in position size in relation to account equity. The weighting of capital committed to various markets in the investment programs is dynamic, and JWH may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

JWH may determine that risks arise when markets are illiquid or erratic, such as may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events. In such cases, JWH at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of JWH's investment strategy. At its discretion, JWH may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others. Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.


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

CISI's officers, directors and shareholders are listed below:

Bernard W. Dan (born in December 1960), President and Director. Mr. Dan has served as President and Director of CISI since June 1, 1998. He received a B.S. degree in accounting from St. John's University, Collegeville, Minnesota. He joined Cargill Investor Services, Inc. in 1985 and held various operational positions. In 1986 Mr. Dan was assigned to Cargill Investor Services, Ltd. in London as Administrative Manager for all operational activities. In 1989 Mr. Dan was assigned to the CIS New York Regional Office as the Administrative Manager. Mr. Dan was named Director of Cargill Investor Services (Singapore) Pte Ltd. at the formation of the company in November 1994 and
continued in that position until April 1997.   Mr. Dan was named
President of Cargill Investor Services, Inc. on June 1, 1998. Mr. Dan actively serves within the futures industry on exchange committees and industry user groups.

Richard A. Driver (born in September 1947), Vice President, Treasurer and Director. Mr. Driver has served as Vice President and Director of CISI since June 1993 and was elected Treasurer of CISI in August 1997. Mr. Driver graduated from the University of North Carolina in 1969 and received a Masters Degree from American Graduate School of International Management in 1973. Mr. Driver began working for Cargill, Incorporated in 1973 and joined Cargill Investor Services, Inc. in 1977 as Vice President of Operations. Mr. Driver currently serves as Vice President, Controller, Treasurer and Director of Cargill Investor Services, Inc.

Barbara A. Pfendler (born in May 1953), Vice President and Director. Ms. Pfendler was appointed Vice President of CISI in May 1990 and Director of CISI in June 1998. Ms. Pfendler graduated from the University of Colorado in 1975. She began her career with Cargill, Incorporated in 1975, holding various merchandising and management positions within Cargill Incorporated's Oilseed Processing Division before transferring to Cargill Investor Services, Inc. in 1986. She is currently the manager responsible for all activities of the Fund Services Group at Cargill Investor Services, Inc. She was appointed Vice President of Cargill Investor Services, Inc. in June 1996 and Director Cargill Investor Services, Inc. in June 1998.

Jan R. Waye (born in June 1948), Vice President. Mr. Waye was appointed Vice President of CISI in June 1997. Mr. Waye graduated from Concordia College, Moorhead, MN, with a B.A. degree in Communications and Economics in 1970. Mr. Waye assumed the position of Senior Vice President of Cargill Investor Services, Inc. in September 1996, after returning from London where he held various management positions for Cargill Investor Services, Ltd. including most recently Managing Director for CIS Europe. Mr. Waye joined Cargill, Incorporated in 1970 and served in various commodity trading and management positions in Chesapeake, VA; Winnipeg, Manitoba; and Vancouver, BC. In 1978 he moved to New York and shortly thereafter Minneapolis as head of Foreign Exchange for Cargill's metals trading business. Mr. Waye served in various management positions in the Financial Markets Group until 1988 when he assisted in the management and sale of Cargill's life insurance business in Akron, Ohio. He moved to London in late 1988. Mr. Waye has served as a member of the Board of LIFFE, the London International Financial Futures and Options Exchange, and as Vice Chairman of its Membership and Rules Committee. He also served on the Board of the London Commodity Exchange up to its merger with LIFFE.

Christopher Malo (born in August 1956), Vice President. Mr. Malo graduated from Indiana University in 1976 with a B.S. in Accounting and further completed the University of Minnesota Executive Program in 1993. He started working at Cargill, Incorporated in June 1978 as an internal auditor. He transferred to Cargill Investor Services, Inc. in August 1979 and served as Secretary/Treasurer and Controller from November 1983 until July 1991. He was elected Vice President, Administration and Operations in July 1991. Mr. Malo was Managing Director in Europe from 1996 until January 1999, responsible for CIS activities and operations in Europe, the Middle East and Russia. He was an active member of the FIA-UK Chapter and LIFFE Membership and Rules Committee. He currently serves on the Board of the FIA in Chicago.

Ronald L. Davis (born in September 1953), Vice President. Mr. Davis was elected Vice President of CISI in June 1998. Mr. Davis graduated from Illinois Institute of Technology, Chicago, Illinois with a B.S. in 1975 and with an M.B.A in 1977. He began his career in the futures industry with A.G. Becker, Incorporated in 1980 and joined Cargill Investor Services, Inc. in 1987 as the Administrative Manager of the Fund Services Group. He is responsible for all administrative, accounting and reporting functions of all CISI funds. In June 1998 Mr. Davis became Business Development Manager of the Fund Services Group.

Rebecca S. Steindel (born in April 1965), Secretary. Ms. Steindel was elected Secretary of CISI in September 1997. Ms. Steindel graduated from the University of Illinois in 1987. She began working at Cargill Investor Services, Inc. in August 1987. She has held various financial and risk management positions at Cargill Investor Services, Inc. and was elected Risk and Compliance Officer and Secretary of Cargill Investor Services, Inc. in August 1997. She currently serves on the Board of Directors and Executive Committee of the FIA Financial Management Division.

Bruce H. Barnett (born in June 1947), Assistant Secretary. Mr. Barnett graduated in 1968 from Southern Connecticut State College. New York University Law School awarded Mr. Barnett a J.D. in 1971 and an LL.M. in 1973. He started working at Cargill, Incorporated in 1990 as Vice President, Taxes. From 1987 to 1990, Mr. Barnett was employed in various positions at Unilever, a European based multinational corporation.

Henry W. Gjersdal, Jr. (born in May 1954), Assistant Secretary. Mr. Gjersdal was elected Assistant Secretary of CISI in June 1996. Mr. Gjersdal received a bachelor of arts degree from Gustavus Adolphus College in 1976 and a J.D. degree from the University of Michigan in 1979. He is a member of the American Bar Association and the Tax Executives Institute. He joined the Law Department of Cargill, Incorporated in April 1981. He had previously been an associate with Doherty, Rumble and Butler, Minneapolis, Minnesota. In June 1985 he was named European Tax Manager for Cargill, International, Geneva, and in 1987 was named Senior Tax Attorney for the Law Department. He became Assistant Tax Director in the Tax Department in December 1990. Mr. Gjersdal was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994 with responsibility for the audit and international groups in Cargill's Tax Department.

Patrice H. Halbach (born in August 1953), Assistant Secretary. Ms. Halbach became Assistant Secretary of CISI in June 1996.
Ms. Halbach graduated phi beta kappa from the University of Minnesota with a bachelor of arts degree in history. In 1980 she received a J.D. degree cum laude from the University of Minnesota. She is a member of the Tax Executives Institute, the American Bar Association and the Minnesota Bar Association. Ms. Halbach joined the Law Department of Cargill, Incorporated in February 1983. She had previously been an attorney with Fredrikson & Byron, Minneapolis, Minnesota. In December 1990 she was named Senior Tax Manager for Cargill, Incorporated's Tax Department and became Assistant Tax Director in March 1993. She was named Assistant Vice President of Cargill, Incorporated's Administrative Division in April 1994. In January 1999 she was named Vice President, Tax, of Cargill, Incorporated. In her current position as Vice President, Tax, Ms. Halbach oversees Cargill, Incorporated's global tax function.

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


Item 12.  Security Ownership of Certain Owners and Management.

          (a) As of December 31, 1998 the following persons were known to the Partnership to own beneficially more than 5% of the outstanding Units:

        Title of    Name & Address         Amount & Nature         Percent
        Class       of Beneficial Owner    of Beneficial Interest  of Class

        Units       W. Duke Kimbrell          3,023.88 Units         11.82%
                    P.O. Drawer 1787
                    Gastonia, NC  28053

        Units       Pamela K. Warlick Trust   2,227.06 Units          8.71%
                    U/A DTD 7/7/93
                    P.O. Box 995
                    Gastonia, NC  28052

        Units       Shepard C. Kimbrell Trust 2,476.39 Units          9.68%
                    U/A DTD 7/7/93
                    P.O. Box 995
                    Gastonia, NC  28052


          (b) As of December 31, 1998, the General Partner beneficially owned 198.49 Units or approximately 0.776% of the outstanding Units of the Partnership. Mr. Peter Lamoureux, President of the General Partner owned 15.265 Units or 0.045% of the outstanding Units. One other shareholder of the General Partner owned 17.442 units or 0.068% of the outstanding Units.

               As of December 31, 1998, CISI, the co-general partner of Everest II, owned 369.81 units of general partnership interests in Everest II representing 1.00% ownership of the total outstanding partnership interests. As of December 31, 1998, 100% of the beneficial ownership interest of limited partnership units of Everest II was owned by the Partnership.

          (c) As of December 31, 1998, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.


Item 13.  Certain Relationships and Related Transactions.

          (a) None other than the compensation arrangements described herein.

          (b)     None.

          (c)     None.

          (d) The Partnership filed Registration Statements on Form S-18 and Form 10, therefore this information is not required to be included.


                                 Part IV


Item 14.  Exhibits, Financial Statements, Schedules and
          Reports on Form 8-K

          (a) The following documents are included herein:

             (1)     Financial Statements:

                      a.  Report of Independent Public Accountants

                      b. Combined Statements of Financial Condition as of December 31, 1998 and December 31, 1997.

                      c. Combined Statements of Operations, Combined Statements of Changes in Partners' Equity, and Combined Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                      d.  Notes to Financial Statements.


             (2) All financial statement schedules have been omitted because the information required by the schedules not applicable, or because the information required is contained in the financial statements included herein or the notes thereto.

             (3)  Exhibits:

                  See the Index to Exhibits annexed hereto.


          (b)     Reports of Form 8-K:

                  None.



                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:	March 26, 1999			Everest Futures Fund, L.P.


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


Date:	March 26, 1999


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

Number of Attached Exhibits

None.



                         Independent Auditors' Report

The Partners
Everest Futures Fund, L.P.:

We have audited the accompanying combined statements of financial condition of Everest Futures Fund, L.P. and Everest Futures Fund II, L.P., collectively, the Partnership, as of December 31, 1998 and 1997, and the related combined statements of operations, partners' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These combined financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these combined financial statements based on our audits. The accompanying combined statements of operations, partners' equity, and cash flows for the year ended December 31, 1996 were audited by other auditors whose report thereon, dated February 28, 1997, expressed an unqualified opinion on these statements.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Partnership at December 31, 1998 and 1997, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                         KPMG LLP
Chicago, Illinois
February 5, 1999


               EVEREST FUTURES FUND, LP
      COMBINED STATEMENTS OF FINANCIAL CONDITION
                      UNAUDITED

                                                      Dec 31, 1998   Dec 31, 1997
                                                      -------------  -------------
ASSETS
Cash and cash equivalents                               46,220,386      8,832,835
Equity in commodity trading accounts:
   Net unrealized trading gains on open contracts        5,802,585        172,918
   Amount Due from broker                                4,919,607      3,414,868
Tax receivable                                              36,445
Interest receivable                                        241,554         57,780
                                                      -------------  -------------
      Total assets                                      57,220,577     12,478,401
                                                      =============  =============


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                         27,364         40,953
   Commissions payable                                     225,131        161,748
   Advisor's management fee payable                        188,693        128,722
   Advisor's incentive fee payable                               0        393,681
   Redemptions payable                                   1,024,873         64,160
   Deferred Partnership offering proceeds                        0        633,394
   Selling and Offering Expenses Payable                         0              0
                                                      -------------  -------------
      Total liabilities                                  1,466,061      1,422,658

Minority Interest                                          556,759        389,459


Partners' Capital:
   Limited partners (25,378.05 and 18,064.98 units      54,769,377     37,274,229
     outstanding at 12/31/98 and 12/31/97, respectively)
      (see Note 1)
   General partners (198.49 units and 181.93 units         428,380        375,385
     outstanding at 12/31/98 and 12/31/97, respectively)
      (see Note 1)                                    -------------  -------------
      Total partners' capital                           55,197,757     37,649,614
                                                      -------------  -------------
      Total liabilities, minority interest,
        and partners' capital                          $57,220,577    $39,461,731
                                                      =============  =============

Net asset value per outstanding unit of Partnership
  interest                                               $2,158.14      $2,063.34
                                                      =============  =============
In the opinion of management, these statements reflect all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



                                                       EVEREST FUTURES FUND, L.P.
          COMBINED STATEMENTS OF OPERATIONS
                      UNAUDITED




                                                              1998           1997          1996
                                                      -------------  ------------- -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions               2,823,961      4,482,936     2,790,524
   Change in unrealized gain (loss)
     on open positions                                   3,981,075      1,648,592        88,894
   Net foreign currency translation gain (loss)           (154,682)      (125,711)      (12,271)
   Brokerage Commissions                                (2,726,807)    (1,495,903)     (406,285)
                                                      -------------  ------------- -------------
 Total trading income (loss)                             3,923,547      4,509,914     2,460,862

    Interest income, net of cash management fees         2,519,904      1,330,726       338,197
                                                      -------------  ------------- -------------
 Total income (loss)                                     6,443,451      5,840,640     2,799,059

General and administrative expenses
    Advisor's management fees                            1,835,911      1,018,708       282,944
    Advisor's incentive fees                               753,071        523,681       328,289
    Administrative expenses                                 61,502         66,256        80,522
                                                      -------------  ------------- -------------
  Total general and administrative expenses              2,650,484      1,608,645       691,755

  Minority Interest                                        (37,300)       (41,834)      (27,626)
                                                      -------------  ------------- -------------
Net income (loss)                                        3,755,667      4,190,161     2,079,678
                                                      =============  ============= =============

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                      $94.80        $240.05       $377.35
                                                      =============  ============= =============
                                                      (see Note 1)   (see Note 1)  (see Note 1)


This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



               EVEREST FUTURES FUND, LP
 COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 1997 through December 31, 1997



                                                                          Limited       General
                                                            Units*       Partners      Partners         Total
                                                      -------------  ------------- ------------- -------------
Partners' capital at Jan 1, 1998                         18,064.98    $37,274,229      $375,385   $37,649,614

Net profit (loss)                                                       3,715,338        40,329     3,755,666

Additional Units Sold                                    10,586.36     20,061,140       162,666    20,223,806
(see Note 1)
Redemptions (see Note 1)                                 (3,273.29)    (6,281,330)     (150,000)   (6,431,330)
                                                      -------------  ------------- ------------- -------------
Partners' capital at December 31, 1998                   25,378.05    $54,769,377      $428,380   $55,197,757
                                                      =============  ============= ============= =============

Net asset value per unit
   January 1, 1998(see Note 1)                                           1,823.29      1,823.29

Net profit (loss) per unit (see Note 1)                                    334.85        334.85
                                                                     ------------- -------------
Net asset value per unit
   December 31, 1998                                                    $2,158.14     $2,158.14

* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)


                                  EVEREST FUTURES FUND, LP
          COMBINED STATEMENTS OF CASH FLOWS
                      UNAUDITED





                                                              1998           1997          1996
                                                      -------------  ------------- -------------

Net profit (loss)                                        3,755,667      4,190,161     2,079,678
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Increase in equity in commodity trading accounts   (2,586,444)    (4,547,962)   (2,480,693)
     Increase in interest receivable                      (119,638)       (64,136)      (53,302)
     Increase in tax receivable                            (36,445)             0             0
     Increase in accrued expenses                          (13,589)        23,031        (1,084)
     Increase in commissions payable                        63,383        113,771        39,591
     Increase in management and incentive fees payable    (333,710)       158,089       357,305
     Increase in minority interest                         167,300        261,834       127,625




                                                      -------------  ------------- -------------
     Net cash provided by (used in)
       operating activities                                896,524        203,908        69,120

Cash flows from financing activities:
   Units Sold                                           19,590,412     23,087,470     9,351,270
   Partner redemptions                                  (5,470,617)      (851,026)   (1,755,221)

                                                      -------------  ------------- -------------
   Net cash provided by (used in)
     financing activities                               14,119,796     22,236,444     7,596,049
                                                      -------------  ------------- -------------
Net increase (decrease) in cash                         15,016,319     22,440,352     7,665,169

Cash at beginning of period                             31,204,067      8,832,835     1,167,666
                                                      -------------  ------------- -------------
Cash at end of period                                  $46,220,386    $31,273,187    $8,832,835
                                                      =============  ============= =============
This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)




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

     Partnership Units Sold

Proceeds received during the month from the continuing offering of the Partnership's units of limited partnership interest are recognized as of the last day of the month. In prior years, proceeds received during the month from the continuing offering of the Partnership's units of limited partnership interest are deferred pending investment on the first day of the following month.

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

JWH receives from the Trading Partnership a monthly management fee equal to 0.33% (4% annually) of the Trading Partnership's month-end net asset value, as defined, and a quarterly incentive fee of 15% of the Trading Partnership's new net trading profits, as defined. The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Trading Partnership.

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

A portion of assets (81% and 77% at December 31, 1998 and 1997, respectively) are deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon will receive a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.


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

The contractual amounts of commitments to purchase and sell exchange traded futures contracts and foreign currency forward contracts was $770,165,935 and $1,165,567,730, respectively, on December 31, 1998, and $122,625,171 and $199,498,674,
respectively, on December 31, 1997. The contractual amounts of these instruments reflect the extent of the Partnership's involvement in the related futures and forwards contracts and do not reflect the risk of loss due to counterparty nonperformance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House. The Forwards Currency Broker is the counterparty for the Partnership's forwards transactions. CISFS policies require that they execute transactions only with top rated financial institutions with assets in excess of $100,000,000.

The average fair value of commodity interests was $3,023,080 and $1,455,739 during 1998 and 1997, respectively. Fair value as of December 31, 1998 and 1997 was $5,802,585 and $1,821,509,
respectively. The net gains or losses arising from the trading of commodity interests are presented in the statement of operations.

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

At December 31, 1998, the cash requirement of the commodity interests of the Partnership was $5,216,151. This cash requirement is met by $2,311,687 being held in segregated funds, $5,732,920 being held in secured funds, and $2,677,583 being held in nonregulated funds. At December 31, 1997, the cash requirement of the commodity interests of the Partnership of $4,426,972 was met by $889,176 being held in segregated funds, $2,706,869 being held in secured funds, and $4,539,708 being held in nonregulated funds. At December 31, 1998 and 1997, cash was on deposit with the Clearing Broker which exceeded the cash requirement amount.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts of the Partnership at December 31, 1998 and 1997:


Commodity Group                 1998              1997

Currency                      552,825           (130,470)
Stock Indices                    -               252,901
Metals                         (8,580)         1,344,350
Interest                    5,258,340            354,728

                Total       5,802,585          1,821,509


The range of expiration dates of these exchange traded open contracts is February 1999 to September 1999.



                        Acknowledgment

To the best of my knowledge and belief, the information contained herein is accurate and complete.



/s/  Peter Lamoureux
     Peter Lamoureux
     President
     Everest Asset Management, Inc.
     General Partner