Form 10-Q
period 1999-03-31
EVEREST FUTURES FUND L P
filed 1999-05-13
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



         Quarterly report pursuant to Section 12(b) or (g) of the
                      Securities Exchange Act of 1934



                For the quarterly period ended March 31, 1999



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



                              Yes     X        No


             Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending March 31, 1999



                                                        Fiscal Quarter Year to Date   Fiscal Year  Fiscal QuarterYear to Date
                                                        Ended 3/31/99   to 3/31/99   Ended 12/31/98Ended 3/31/98  to 3/31/98
                                                        -------------- -------------------------------------------------------
Statement of
Financial Condition                                           X                            X

Statement of
Operations                                                    X              X                           X             X

Statement of Changes
in Partners' Capital                                                         X

Statement of
Cash Flows                                                                   X                                         X

Notes to Financial
Statements                                                    X


                EVEREST FUTURES FUND, LP
       COMBINED STATEMENTS OF FINANCIAL CONDITION
                       UNAUDITED

                                                        Mar 31, 1999   Dec 31, 1998
                                                        -------------  -------------
ASSETS
Cash and cash equivalents                                 39,287,326     46,220,386
Equity in commodity trading accounts:
   Net unrealized trading gains on open contracts          1,455,059      5,802,585
   Amount Due from broker                                 10,019,654      4,919,607

Interest receivable                                          189,198        277,999
                                                        -------------  -------------
      Total assets                                        50,951,236     57,220,577
                                                        =============  =============


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                            4,875         27,364
   Commissions payable                                       208,692        225,131
   Advisor's management fee payable                          168,353        188,693
   Advisor's incentive fee payable                                 0              0
   Redemptions payable                                       753,357      1,024,873
   Deferred Partnership offering proceeds                          0              0
   Selling and Offering Expenses Payable                       5,946              0
                                                        -------------  -------------
      Total liabilities                                    1,141,223      1,466,061

Minority Interest                                            517,750        556,759


Partners' Capital:
   Limited partners (24,362.08 and 25,378.05 units        48,893,898     54,769,377
     outstanding at 3/31/99 and 12/31/98, respectively)
      (see Note 1)
   General partners (198.49 units and 198.49 units           398,364        428,380
     outstanding at 3/31/99 and 12/31/98, respectively)
      (see Note 1)                                      -------------  -------------
      Total partners' capital                             49,292,263     55,197,757
                                                        -------------  -------------
      Total liabilities, minority interest,
        and partners' capital                            $50,951,236    $57,220,577
                                                        =============  =============

Net asset value per outstanding unit of Partnership
  interest                                                 $2,006.97      $2,158.14
                                                        =============  =============
This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



                          EVEREST FUTURES FUND, L.P.
                      COMBINED STATEMENTS OF OPERATIONS
           For the period January 1, 1999 through March 31, 1999


                                                         Jan 1, 1999    Jan 1, 1999   Jan 1, 1998   Jan 1, 1998
                                                           through        through       through       through
                                                        Mar 31, 1999   Mar 31, 1999  Mar 31, 1998  Mar 31, 1998
                                                        -------------  ------------- ------------- -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                 1,246,011      1,246,011    (1,841,338)   (1,841,338)
   Change in unrealized gain (loss)
     on open positions                                    (4,300,755)    (4,300,755)   (1,259,696)   (1,259,696)
   Net foreign currency translation gain (loss)              (61,964)       (61,964)      (57,875)      (57,875)
   Brokerage Commissions                                    (785,947)      (785,947)     (601,549)     (601,549)
                                                        -------------  ------------- ------------- -------------
 Total trading income (loss)                              (3,902,655)    (3,902,655)   (3,760,457)   (3,760,457)

    Interest income, net of cash management fees             595,829        595,829       528,132       528,132
                                                        -------------  ------------- ------------- -------------
 Total income (loss)                                      (3,306,826)    (3,306,826)   (3,232,325)   (3,232,325)

General and administrative expenses
    Advisor's management fees                                512,899        512,899       384,372       384,372
    Advisor's incentive fees                                       0              0             0             0
    Administrative expenses                                   15,585         15,585       (12,699)      (12,699)
                                                        -------------  ------------- ------------- -------------
  Total general and administrative expenses                  528,483        528,483       371,673       371,673

  Minority Interest                                                0              0        37,844        37,844
                                                        -------------  ------------- ------------- -------------
Net income (loss)                                         (3,835,309)    (3,835,309)   (3,566,153)   (3,566,153)
                                                        =============  ============= ============= =============

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                      ($151.17)      ($151.17)     ($182.71)     ($182.71)
                                                        =============  ============= ============= =============
                                                        (see Note 1)   (see Note 1)


This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



                EVEREST FUTURES FUND, LP
  COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
  For the period January 1, 1999 through March 31, 1999



                                                                            Limited       General
                                                              Units*       Partners      Partners         Total
                                                        -------------  ------------- ------------- -------------
Partners' capital at Jan 1, 1999                           25,378.05     54,769,377      $428,380   $55,197,757

Net profit (loss)                                                        (3,805,294)      (30,016)   (3,835,310)

Additional Units Sold                                         658.43      1,351,224             0     1,351,224
(see Note 1)
Redemptions (see Note 1)                                   (1,674.39)    (3,421,409)            0    (3,421,409)
                                                        -------------  ------------- ------------- -------------
Partners' capital at March 31, 1999                        24,362.09    $48,893,898      $398,364   $49,292,263
                                                        =============  ============= ============= =============

Net asset value per unit
   January 1, 1999(see Note 1)                                             2,158.14      2,158.14

Net profit (loss) per unit (see Note 1)                                     (151.17)      (151.17)
                                                                       ------------- -------------
Net asset value per unit
   March 31, 1999                                                         $2,006.97     $2,006.97

* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)


                 EVEREST FUTURES FUND, LP
           COMBINED STATEMENTS OF CASH FLOWS
                       UNAUDITED



                                                         Jan 1, 1999    Jan 1, 1998
                                                          through        through
                                                        Mar 31, 1999   Mar 31, 1998
                                                        -------------  -------------

Net profit (loss)                                         (3,835,309)     1,521,115
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                                   4,347,526     (2,255,004)
     Interest receivable                                      88,801        (65,942)
     Decrease (Increase) in equity in commodity trading   (5,100,047)       211,448
     Accrued liabilities                                     (59,268)       (35,180)
     Redemptions payable                                    (271,516)       163,399
     Deferred Offering Proceeds                                    0       (825,703)
     Selling and Offering Expenses Payable                     5,946         34,002
     Increase in minority interest                           (39,009)       224,300
                                                        -------------  -------------
     Net cash provided by (used in)
       operating activities                               (4,862,874)    (1,027,565)

Cash flows from financing activities:
   Units Sold                                              1,351,224     21,892,209
   Partner redemptions                                    (3,421,409)      (604,060)

                                                        -------------  -------------
   Net cash provided by (used in)
     financing activities                                 (2,070,185)    21,288,149
                                                        -------------  -------------
Net increase (decrease) in cash                           (6,933,059)    20,260,584

Cash at beginning of period                              $46,220,386      8,832,835
                                                        -------------  -------------
Cash at end of period                                    $39,287,327    $29,093,419
                                                        =============  =============
This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)




                           EVEREST FUTURES FUND, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1999


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

The public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommended the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $54,370,309 for 30,389 Units sold July 1, 1995 through March 31, 1999.



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





(4)  OTHER AGREEMENTS



All Commodity Interests trading decisions for the Trading Partnership are made by JWH. JWH receives from the Trading Partnership a monthly management fee equal to 0.33% (4% annually) of the Trading Partnership's month-end net asset value, as defined, and a quarterly incentive fee of 15% (20% prior to April 1, 1995) of the Trading Partnership's new net trading profits, as defined. The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Trading Partnership.



The Clearing Broker charges the Trading Partnership monthly brokerage commissions equal to 0.50% (1.0833% prior to April 1, 1995) of the Trading Partnership's beginning-of-month net asset value, as defined. Effective November 1, 1995, the General Partner receives a management fee from the Clearing Broker of approximately 83% of the brokerage commission charged by the Clearing Broker. Prior to November 1, 1995, no management fee was received by the General Partner. From this management fee, CISI receives a co-general partner fee from the General Partner equal to 1/12 of .25% of the month-end net asset value, as defined.


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



The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity
Interests for the Partnership as of March 31, 1999:



COMMODITY GROUP			               UNREALIZED GAIN/(LOSS)


FOREIGN CURRENCIES                                    534,330

STOCK INDICES                                         682,070

METALS                                                 28,190

INTEREST RATE INSTRUMENTS                             210,469

    TOTAL                                           1,455,059



The range of maturity dates of these exchange traded open contracts is April of 1999 to March of 2000. The average open trade equity for the period of January 1, 1999 to March 31, 1999 was $3,690,907.

The margin requirement at March 31, 1999 was $7,212,491. To meet this requirement, the Partnership had on deposit with the Clearing Broker $4,487,457 in segregated funds, $2,508,546 in secured funds and $4,478,709 in non-regulated funds.



(6) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 29, 1999, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


     Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operation


                   Fiscal Quarter ended March 31, 1999


The Partnership recorded a loss of $3,835,309 or $151.17 per Unit for the first quarter of 1999. This compares to a loss of $3,566,153 or $182.71 per Unit for the first quarter of 1998.

In the first month of the quarter the Partnership posted a loss resulting primarily from volatility in the currency sector as well as Japanese interest rates. The Trust posted a gain for the second month of the quarter resulting primarily from trading in precious metals and currencies. During the third month of the quarter concerns about the military conflict in Kosovo mounted. As a result the global markets experienced increased volatility, namely in precious metals and interest rates, and the Partnership posted a small loss. Overall, the first quarter of fiscal 1999 ended negatively for the Partnership accounts managed by JWH. At March 31, 1999, John W. Henry & Company, Inc. was managing 100% of the Partnership's assets using its Financial and Metals Portfolio.

Currencies were the most volatile sector for the month of January; namely short positions in the British pound and long positions in the Japanese yen. The anxiously awaited Euro began trading and started out the year on a positive note as short positions rendered small profits for the Partnership. The only profitable interest rate market was in Germany where the Partnership maintained a long German bund position, thereby taking advantage of falling German rates. Short positions in the Japanese government bond and Australian bond positions created losses for the Partnership. The Nikkei stock index provided the majority of the loss in the stock indices, as short positions were unprofitable. All in all, the Partnership posted a loss of $2,750,493 or $107.54 per Unit in January.

In February, long silver positions in the precious metals sector were profitable and the Nikkei stock index provided gains amidst a falling and then rising market. Currency trading rendered gains from short positions in the Euro, British pound and Swiss franc as each currency declined against the U.S. dollar. These gains were able to cover losses in the Australian dollar and Japanese yen. Interest rates were the only unprofitable sector for the Partnership. The Partnership was able to take advantage of rising interest rates in the U.S. 10-year notes and 30-year bonds. However, long Japanese government bond and German bund positions recorded more significant losses. Overall, the Partnership posted a gain of $331,060 or $13.35 per Unit in February.

In March, silver and gold positions were extremely volatile as the Partnership recorded losses from long silver positions and short gold positions. Short bond positions in Australia and in the United Kingdom were unprofitable as interest rates in both began to rise. However, long Japanese government bond positions were the largest loser in this sector as bond prices plummeted. Currencies were the most favorable sector for the Partnership.
A flight to quality in the U.S. dollar has provided opportunities for the Partnership to profit from long U.S. dollar positions versus the Euro and Swiss franc. The conflict in Kosovo has exacerbated the crisis-related selling of the Euro and the flow of money into the U.S. dollar. The Nikkei stock index moved sharply higher during March and the Partnership profited from long positions. Long positions in the Australian All-Ordinaries index were also profitable. Overall, the Partnership posted a loss of $1,415,876 or $56.98 per Unit in March.

During the quarter, additional Units sold consisted of 658.43 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $1,351,224. Investors redeemed a total of 1,674.39 Units during the quarter. At the end of the quarter there were 24,560.57 Units outstanding (including 198.49 Units owned by the General Partner).

During the fiscal quarter ended March 31, 1999, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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

During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry Association, with whom it continues to work closely. CIS has participated in BETA testing, which began in September 1998, and is participating again with the FIA in "street wide" testing during the second quarter of 1999.

In addition, CIS has begun developing various "contingency plans" in the event that mission critical systems should fail.
This development is proceeding on schedule.

CIS is taking this issue seriously and has a goal of maintaining reasonable procedures in order to eliminate as much risk as possible to its customers (including the Partnership), its counterparties and itself. Despite the best efforts of CIS, CISFS and CISI, there can be no assurance that the above steps will be sufficient or that all potential problems have been identified in order to avoid any adverse impact to the Partnership. CIS and its affiliates make no representations or warrants related to Year 2000 readiness or compliance, including but not limited to business interruption, whether from failures in their own computer systems, those of the Advisors, or any other third party.


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


	Item 3.        Quantitative and Qualitative Disclosures
                       About Market Risk


There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market
Risk" was made in the Form 10K of the Partnership dated December
31, 1998.



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







                              EVEREST FUTURES FUND, L.P.



Date: May 13, 1999            By:     Everest Asset Management, Inc.,
                                       its General Partner





                              By:      /s/ Peter Lamoureux
                                       Peter Lamoureux, President