Form 10-Q
period 1999-06-30
EVEREST FUTURES FUND L P
filed 1999-08-12
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549

			       FORM 10-Q

	    Quarterly report pursuant to Section 12(b) or (g) of the
		   Securities Exchange Act of 1934

	      For the quarterly period ended June 30, 1999

		    Commission File Number 0-17555

		       EVEREST FUTURES FUND, L.P.
	  (Exact name of registrant as specified in its charter)


	Iowa                                                 42-1318186
	State or other jurisdiction of               (I.R.S. Employer
	incorporation or organization)               Identification No.)

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

			     Yes     X        No







             Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending June 30, 1999



                                                        Fiscal Quarter Year to Date   Fiscal Year  Fiscal QuarterYear to Date
                                                        Ended 6/30/99   to 6/30/99   Ended 12/31/98Ended 6/30/98  to 6/30/98
                                                        -------------- -------------------------------------------------------
Statement of
Financial Condition                                           X                            X

Statement of
Operations                                                    X              X                           X             X

Statement of Changes
in Partners' Capital                                                         X

Statement of
Cash Flows                                                                   X                                         X

Notes to Financial
Statements                                                    X


                EVEREST FUTURES FUND, LP
        COMBINED STATEMENTS OF FINANCIAL CONDITION
                       UNAUDITED

                                                        Jun 30, 1999   Dec 31, 1998
                                                        -------------  -------------
ASSETS
Cash and cash equivalents                                 44,916,478     46,220,386
Equity in commodity trading accounts:
   Amount Due from broker                                  7,182,547      4,919,607
   Net unrealized trading gains on open contracts          4,880,970      5,802,585

Interest receivable                                          248,392        277,999
                                                        -------------  -------------
      Total assets                                        57,228,387     57,220,577
                                                        =============  =============


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                           20,250         27,364
   Commissions payable                                       230,922        225,131
   Advisor's management fee payable                          188,817        188,693
   Advisor's incentive fee payable                                 0              0
   Redemptions payable                                     1,250,902      1,024,873
   Deferred Partnership offering proceeds                          0              0
   Selling and Offering Expenses Payable                      15,489              0
                                                        -------------  -------------
      Total liabilities                                    1,706,380      1,466,061

Minority Interest                                            590,585        556,759


Partners' Capital:
   Limited partners (23,803.80 and 25,378.05 units        54,477,157     54,769,377
     outstanding at 6/30/99 and 12/31/98, respectively)
      (see Note 1)
   General partners (198.49 units and 198.49 units           454,264        428,380
     outstanding at 6/30/99 and 12/31/98, respectively)
      (see Note 1)                                      -------------  -------------
      Total partners' capital                             54,931,421     55,197,757
                                                        -------------  -------------
      Total liabilities, minority interest,
        and partners' capital                            $57,228,387    $57,220,577
                                                        =============  =============

Net asset value per outstanding unit of Partnership
  interest                                                 $2,288.59      $2,158.14
                                                        =============  =============
This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



                         EVEREST FUTURES FUND, L.P.
                      COMBINED STATEMENTS OF OPERATIONS
              For the period January 1, 1999 through June 30, 1999
                               UNAUDITED

                                                         Apr 1, 1999    Jan 1, 1999   Apr 1, 1998   Jan 1, 1998
                                                           through        through       through       through
                                                        Jun 30, 1999   Jun 30, 1999  Jun 30, 1998  Jun 30, 1998
                                                        -------------  ------------- ------------- -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                 4,257,451      5,503,462    (1,841,338)   (1,841,338)
   Change in unrealized gain (loss)
     on open positions                                     3,390,083       (910,672)   (1,259,696)   (1,259,696)
   Net foreign currency translation gain (loss)               (6,713)       (68,677)      (57,875)      (57,875)
   Brokerage Commissions                                    (758,956)    (1,544,903)     (601,549)     (601,549)
                                                        -------------  ------------- ------------- -------------
 Total trading income (loss)                               6,881,865      2,979,210    (3,760,457)   (3,760,457)

    Interest income, net of cash management fees             586,935      1,182,764       528,132       528,132
                                                        -------------  ------------- ------------- -------------
 Total income (loss)                                       7,468,800      4,161,974    (3,232,325)   (3,232,325)

General and administrative expenses
    Advisor's management fees                                530,776      1,043,675       384,372       384,372
    Advisor's incentive fees                                       0              0             0             0
    Administrative expenses                                   36,291         51,876       (12,699)      (12,699)
                                                        -------------  ------------- ------------- -------------
  Total general and administrative expenses                  567,067      1,095,550       371,673       371,673

  Minority Interest                                                0              0        37,844        37,844
                                                        -------------  ------------- ------------- -------------
Net income (loss)                                          6,901,733      3,066,424    (3,566,153)   (3,566,153)
                                                        =============  ============= ============= =============

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                       $281.62        $130.45      ($182.71)     ($182.71)
                                                        =============  ============= ============= =============
                                                        (see Note 1)   (see Note 1)
This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)





                EVEREST FUTURES FUND, LP
  COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
  For the period January 1, 1999 through June 30, 1999
                       UNAUDITED


                                                                            Limited       General
                                                              Units*       Partners      Partners         Total
                                                        -------------  ------------- ------------- -------------
Partners' capital at Jan 1, 1999                           25,378.05     54,769,377      $428,380   $55,197,757

Net profit (loss)                                                         3,040,539        25,884     3,066,424

Additional Units Sold                                       1,054.35      2,205,158             0     2,205,158
(see Note 1)
Redemptions (see Note 1)                                   (2,628.59)    (5,537,917)            0    (5,537,917)
                                                        -------------  ------------- ------------- -------------
Partners' capital at June 30, 1999                         23,803.81    $54,477,157      $454,264   $54,931,421
                                                        =============  ============= ============= =============

Net asset value per unit
   January 1, 1999(see Note 1)                                             2,158.14      2,158.14

Net profit (loss) per unit (see Note 1)                                      130.45        130.45
                                                                       ------------- -------------
Net asset value per unit
   June 30, 1999                                                          $2,288.59     $2,288.59

* Units of Limited Partnership interest.

This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)



                EVEREST FUTURES FUND, LP
           COMBINED STATEMENTS OF CASH FLOWS
                       UNAUDITED



                                                         Jan 1, 1999    Jan 1, 1998
                                                          through        through
                                                        Jun 30, 1999   Jun 30, 1998
                                                        -------------  -------------

Net profit (loss)                                          3,066,424     (8,016,849)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                                     921,615      3,550,344
     Interest receivable                                      29,607        (29,596)
     Decrease (Increase) in equity in commodity trading   (2,262,940)    (4,981,281)
     Accrued liabilities                                      (1,199)      (387,408)
     Redemptions payable                                     226,029        254,219
     Deferred Offering Proceeds                                    0       (633,394)
     Selling and Offering Expenses Payable                    15,489         (2,591)
     Increase in minority interest                            33,826         45,752
                                                        -------------  -------------
     Net cash provided by (used in)
       operating activities                                2,028,852    (10,200,804)

Cash flows from financing activities:
   Units Sold                                              2,205,158     15,615,013
   Partner redemptions                                    (5,537,917)    (3,393,475)

                                                        -------------  -------------
   Net cash provided by (used in)
     financing activities                                 (3,332,760)    12,221,538
                                                        -------------  -------------
Net increase (decrease) in cash                           (1,303,907)     2,020,734

Cash at beginning of period                              $46,220,386     31,204,067
                                                        -------------  -------------
Cash at end of period                                    $44,916,479    $33,224,801
                                                        =============  =============
This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)













			    EVEREST FUTURES FUND, L.P.

			  NOTES TO FINANCIAL STATEMENTS

				  JUNE 30, 1999


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

The public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $55,224,242.84 for 30,784.92 Units sold July 1, 1995 through June 30, 1999.

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

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Partnership as of June 30, 1999:

COMMODITY GROUP                                 UNREALIZED GAIN/(LOSS)

FOREIGN CURRENCIES                                                  718,166

STOCK INDICES                                                       110,579

METALS                                                            1,002,100

INTEREST RATE INSTRUMENTS                                         3,050,125

TOTAL                                                             4,880,970

The range of maturity dates of these exchange traded open contracts is August of 1999 to June of 2000. The average open trade equity for the period of January, 1999 to June 30, 1999 was $6,624,373.

The margin requirement at June 30, 1999 was $7,350,117. To meet this requirement, the Partnership had on deposit with the Clearing Broker $2,742,968 in segregated funds, $3,580,345 in secured funds and $5,740,204 in non-regulated funds.



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



	   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Fiscal Quarter ended June 30, 1999


The Partnership recorded a gain of $6,901,733 or $281.62 per Unit for the second quarter of 1999. This compares to a loss of $4,450,695 or $193.22 per Unit for the second quarter of 1998.

In the first month of the quarter the Partnership posted a gain resulting primarily from a rising Japanese stock market and continued appreciation of the U.S. Dollar versus the Euro and Swiss Franc. The Partnership posted a gain during the second month of the quarter resulting primarily from the declining price of gold and the continued decline of the Euro currency. During the third month of the quarter, the partnership posted a gain as it continued to benefit from the freefall in gold prices and the declining Euro currency. Overall, the second quarter of fiscal 1999 ended positively for the Partnership accounts managed by JWH. At June 30, 1999, John W. Henry & Company, Inc. was managing 100% of the Partnership's assets using its Financial and Metals Portfolio.

In April, currencies were the most favorable sector for the Partnership. The continued flight to quality to the U.S. dollar provided opportunities for the Partnership to profit from long U.S.dollar positions versus the Euro and Swiss franc. As the conflict in Kosovo persisted, the flow of money into the U.S. dollar continued. Trading in the Japanese yen and Australian dollar was also profitable. Confidence in the Japanese stock market restored performance in the Nikkei 225 as the index was up approximately 20% year to date. A long position in the Nikkei helped the Partnership generate profits as did long positions in the S&P 500 Index and Hang Seng Index.

During April, the unprofitable trading sectors were primarily interest rates and precious metals. As Europe cut interest rates mid-month, the Fund's position went from short to long. Short U.S. bond positions generated a small profit by month end. Short gold positions were also unprofitable. In the interim, this position turned profitable as the United Kingdom decided to sell off over 50% of its gold reserves putting severe pressure on the price of gold. All in all, the Partnership posted a gain of $789,066 or $32.13 per Unit in April.

In May, gold fell below $270 per ounce, a 20 year low. The Partnership benefited from this price decline since it held short gold positions during the month. The interest rate rumors in the US, coupled with the inflation fears caused the continuation of the decline in the US 10-year and 30-year bonds. The Partnership held short positions in this sector during May, resulting in profits for the period. In addition, the Partnership held long positions in the Japanese government bond that were profitable.

For the third consecutive month, currencies continued to provide gains for the Partnership. Profit opportunities came from long US dollar positions versus the Euro and Swiss franc. During May, we saw the Euro fall to its lowest level versus the US dollar since its inception at the beginning of the year. Pressure on the Euro surrounded the conflict in Kosovo, as investors saw the dollar as a safe haven. Small gains also came from the Japanese yen. Overall, the Partnership posted a gain of $2,713,185 or $110.34 per Unit in May.

In June, the rumor of the Fed raising interest rates in the US became a reality. The Partnership's short positions in the 10-year and 30-year bonds provided profits and strong gains were posted as European bond prices continued to erode. A big reason was the weakening Euro, which declined 13%, depreciating in a straight line against the U.S. dollar since its inception January 1, 1999. Short positions in the German Bund, the German Bobl and U.K. Gilt provided the lion's share of performance. Currencies also provided gains for the Partnership for the fourth consecutive month. Once again, the profit opportunities came from long US dollar positions versus the Euro and Swiss franc. Pressure on the Euro which initially resulted from the conflict in Kosovo, also seemed attributable to investors losing confidence in the Euro.

During June, the Partnership continued to profit from its short positions in the gold market. Long positions in the Nikkei stock index have been profitable for the Partnership for the entire year, as the percentage gain in this index for 1999 is 26.64%. Overall, the Partnership posted a gain of $3,399,483 or $139.15 per Unit in June.

During the quarter, additional Units sold consisted of 1,054.35 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $853,934. Investors redeemed a total of 954.20 Units during the quarter. At the end of the quarter there were 23,803.80 Units outstanding (including
198.49 Units owned by the General Partner).

During the fiscal quarter ended June 30, 1999, the co-General Partner of the trading subsidiary, CISI, experienced the following officer changes: Shaun D. O'Brien replaced former Vice President & Treasurer Richard A. Driver; James Clemens replaced Henry W. Gjersdal as Assistant Secretary; Lillian Lundeen replaced Bruce H. Barnett as Assistant Secretary.

As of June 30, 1999, the Partnership had a balance of $5,740,204 on deposit with CISFS. CISFS is an affiliate of the Clearing Broker and is the broker for the Partnership on forwards contracts in foreign currencies. Forward currency contracts are defined as over-the-counter and require separate disclosure should the total exposure to any entity dealing in over-the-counter products exceed 10%. The balance on deposit at CISFS represents 10.03% of the total assets of the Partnership and requires this separate disclosure as an off balance sheet credit risk to the Partnership.

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

During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry Association, with whom it continues to work closely. CIS has participated in BETA testing, which began in September 1998, and participated again with the FIA in "street wide" testing during the second quarter of 1999.

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



					EVEREST FUTURES FUND, L.P.

Date: August 11, 1999                   By:     Everest Asset Management, Inc.,
                                                its General Partner

						By:     /s/ Peter Lamoureux
							    Peter Lamoureux
							    President