Form 10-Q
period 1999-09-30
EVEREST FUTURES FUND L P
filed 1999-11-12
CIK 837919

                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1999

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

                             Yes     X        No

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending September 30, 1999



                                    Fiscal Quarter       Year to Date         Fiscal Year      Fiscal Quarter     Year to Date
                                     Ended 9/30/99        to 9/30/99        Ended 12/31/98      Ended 9/30/98      to 9/30/98
                                    --------------       ------------       --------------     --------------     ------------
Statement of
Financial Condition                        X                                       X

Statement of
Operations                                 X                   X                                      X                 X

Statement of Changes
in Partners' Capital                                           X

Statement of
Cash Flows                                                     X                                                        X

Notes to Financial
Statements                                 X


                            EVEREST FUTURES FUND, LP
                   COMBINED STATEMENTS OF FINANCIAL CONDITION
                                    UNAUDITED


                                                                 Sep 30, 1999        Dec 31, 1998
                                                                 ------------        ------------
ASSETS
Cash and cash equivalents                                          36,455,940          46,220,386
Equity in commodity trading accounts:
   Amount Due from broker                                          13,933,653           4,919,607
   Net unrealized trading gains on open contracts                  (1,354,339)          5,802,585

Interest receivable                                                   406,797             277,999
                                                                 ------------        ------------

      TOTAL ASSETS                                                 49,442,051          57,220,577
                                                                 ------------        ------------
                                                                 ------------        ------------


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                                    24,750              27,364
   Commissions payable                                                222,366             225,131
   Advisor's management fee payable                                   162,881             188,693
   Advisor's incentive fee payable                                          0                   0
   Redemptions payable                                                870,502           1,024,873
   Deferred Partnership offering proceeds                                   0                   0
   Selling and Offering Expenses Payable                                8,302                   0
                                                                 ------------        ------------

      Total liabilities                                             1,288,802           1,466,061

Minority Interest                                                     517,186             556,759


Partners' Capital:
   Limited partners (23,566.17 and 25,378.05 units                 47,238,190          54,769,377
     outstanding at 9/30/99 and 12/31/98, respectively)
      (see Note 1)
   General partners (198.49 units and 198.49 units                    397,873             428,380
                                                                 ------------        ------------
     outstanding at 9/30/99 and 12/31/98, respectively)
      (see Note 1)
      Total partners' capital                                      47,636,063          55,197,757
                                                                 ------------        ------------

      TOTAL LIABILITIES, MINORITY INTEREST,
        AND PARTNERS' CAPITAL                                    $ 49,442,051        $ 57,220,577
                                                                 ------------        ------------
                                                                 ------------        ------------

Net asset value per outstanding unit of Partnership
  interest                                                       $   2,004.49        $   2,158.14
                                                                 ------------        ------------
                                                                 ------------        ------------


This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)

                         EVEREST FUTURES FUND, L.P.
                        COMBINED STATEMENTS OF OPERATIONS
                         FOR THE PERIOD JANUARY 1, 1999
                           THROUGH SEPTEMBER 30, 1999

                                    UNAUDITED

                                                                         JUL 1, 1999    JAN 1, 1999     JUL 1, 1998    JAN 1, 1998
                                                                           THROUGH         THROUGH        THROUGH        THROUGH
                                                                        SEP 30, 1999    SEP 30, 1999    SEP 30, 1998   SEP 30, 1998
                                                                       --------------   -------------   ------------   ------------
REVENUES

Gains on trading of commodity futures and forwards contracts, physical commodities and related options:
  Realized gain (loss) on closed positions                                   (62,611)     5,440,850        264,024     (3,253,535)
   Change in unrealized gain (loss)
     on open positions                                                    (6,169,002)    (7,079,674)    15,053,132     11,538,732
   Net foreign currency translation gain (loss)                               66,909         (1,768)       (15,801)      (170,932)
   Brokerage Commissions                                                    (799,610)    (2,344,513)      (663,098)    (1,870,637)
                                                                       --------------   -------------   ------------   ------------
 Total trading income (loss)                                              (6,964,315)    (3,985,104)    14,638,257      6,243,629

    Interest income, net of cash management fees                             674,916      1,857,680        639,049      1,693,603
                                                                       --------------   -------------   ------------   ------------
 Total income (loss)                                                      (6,289,399)    (2,127,425)    15,277,306      7,937,232

GENERAL AND ADMINISTRATIVE EXPENSES
    Advisor's management fees                                                512,059      1,555,734        492,948      1,273,395
    Advisor's incentive fees                                                       0              0        745,531        745,531
    Administrative expenses                                                   13,981         65,857       (129,248)      (148,673)
                                                                       --------------   -------------   ------------   ------------
  Total general and administrative expenses                                  526,040      1,621,590      1,109,230      1,870,252

  Minority Interest                                                                0              0       (143,987)       (59,739)
                                                                       --------------   -------------   ------------   ------------
NET INCOME (LOSS)                                                         (6,815,439)    (3,749,015)    14,024,089      6,007,241
                                                                       --------------   -------------   ------------   ------------
                                                                       --------------   -------------   ------------   ------------
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                                   ($   284.10)   ($   153.65)   $    557.71    $    181.78
                                                                       --------------   -------------   ------------   ------------
                                                                       --------------   -------------   ------------   ------------
                                                                        (see Note 1)    (see Note 1)


This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)

                            EVEREST FUTURES FUND, LP
               COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE PERIOD JANUARY 1, 1999 THROUGH SEPTEMBER 30, 1999

                                    UNAUDITED

                                                               LIMITED         GENERAL
                                               UNITS*          PARTNERS        PARTNERS        TOTAL
                                             -----------    ------------   -------------   -------------
Partners' capital at Jan 1, 1999              25,378.05      54,769,377    $    428,380    $ 55,197,757

Net profit (loss)                                            (3,718,509)        (30,507)     (3,749,015)

Additional Units Sold                          1,563.10       3,283,255               0       3,283,255
(see Note 1)
Redemptions (see Note 1)                      (3,374.97)     (7,095,933)              0      (7,095,933)
                                             -----------    ------------   -------------   -------------
Partners' capital at September 30, 1999       23,566.18    $ 47,238,190    $    397,873    $ 47,636,063
                                             -----------    ------------   -------------   -------------
                                             -----------    ------------   -------------   -------------

Net asset value per unit
   January 1, 1999(see Note 1)                                 2,158.14        2,158.14

Net profit (loss) per unit (see Note 1)                         (153.65)        (153.65)
                                                            ------------   -------------
Net asset value per unit
   September 30, 1999                                      $   2,004.49    $   2,004.49

* Units of Limited Partnership interest


This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund (See Note 6)

                            EVEREST FUTURES FUND, LP
                        COMBINED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                          JAN 1, 1999      JAN 1, 1998
                                                            THROUGH          THROUGH
                                                          SEP 30, 1999     SEP 30, 1998
                                                          ---------------  ------------
Net profit (loss)                                          (3,749,015)     (8,016,849)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                                    7,156,924       3,550,344
     Interest receivable                                     (128,798)        (29,596)
     Decrease (Increase) in commodity trading accounts     (9,014,046)     (4,981,281)
     Accrued liabilities                                      (31,190)       (387,408)
     Redemptions payable                                     (154,371)        254,219
     Deferred Offering Proceeds                                     0        (633,394)
     Selling and Offering Expenses Payable                      8,302          (2,591)
     Increase in minority interest                            (39,573)         45,752
                                                          ---------------  ------------
     Net cash provided by (used in)
       operating activities                                (5,951,768)    (10,200,804)

Cash flows from financing activities:
   Units Sold                                               3,283,255      15,615,013
   Partner redemptions                                     (7,095,933)     (3,393,475)
                                                          ---------------  ------------

   Net cash provided by (used in)
     financing activities                                  (3,812,678)     12,221,538
                                                          ---------------  ------------
Net increase (decrease) in cash                            (9,764,446)      2,020,734

Cash at beginning of period                              $ 46,220,386      31,204,067
                                                          ---------------  ------------
Cash at end of period                                    $ 36,455,940     $33,224,801
                                                          ---------------  ------------
                                                          ---------------  ------------

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)

                           EVEREST FUTURES FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

The public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $56,302,340.30 for 31,293.67 Units sold July 1, 1995 through September 30, 1999.

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

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Partnership as of September 30, 1999:


COMMODITY GROUP                                      UNREALIZED GAIN/(LOSS)
---------------                                      ----------------------
FOREIGN CURRENCIES                                                546,400

STOCK INDICES                                                     (77,618)

METALS                                                         (2,147,350)

INTEREST RATE INSTRUMENTS                                         324,229
                                                              ------------
TOTAL                                                          (1,354,339)


The range of maturity dates of these exchange traded open contracts is December of 1999 to September of 2000. The average open trade equity for the period of January 1, 1999 to September 30, 1999 was $3,409,851.

The margin requirement at September 30, 1999 was $6,039,422. To meet this requirement, the Partnership had on deposit with the Clearing Broker $4,896,994_ in segregated funds, $2,427,236 in secured funds and $5,255,084 in non-regulated funds.

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

                     FISCAL QUARTER ENDED SEPTEMBER 30, 1999

The Partnership recorded a loss of $6,815,439 or $284.10 per Unit for the third quarter of 1999. This compares to a gain of $14,024,089 or $557.71 per Unit for the third quarter of 1998.

In the first month of the quarter the Partnership posted a loss resulting primarily from excessive volatility in the currency markets. The Partnership posted a small loss during the second month of the quarter due in part to long positions held in global interest rates and in the Japanese Nikkei stock index. During the third month of the quarter, the Partnership surrendered profits due to rapidly escalating gold prices and the Partnership's short gold positions. Overall, the third quarter of fiscal 1999 ended negatively for the Partnership accounts managed by JWH. At September 30, 1999, John W. Henry & Company, Inc. was managing 100% of the Partnership's assets using its Financial and Metals Portfolio.

The Partnership posted a loss for July, largely due to excessive volatility in the currency markets. After gaining value versus the world's currencies for several weeks, the U.S. dollar ran out of steam by the mid-month. As a result, the Partnership posted losses from long Dollar positions against the Euro, Swiss franc and Japanese yen. The decline of the Dollar continued through month end, which prompted short Dollar positions to be established.

Losses in the currency markets wiped out smaller gains that came from global interest rates and metals. Short positions in the 10-year and 30-year U.S. bonds provided profits as the long bond yield rose above 6.1%. The Partnership's strongest gains in this sector came from Europe where interest rates continued to rise. Profits were earned from short positions in the Euro Bund, Euro Bobl and U.K. Gilt. Likewise, the Partnership continued to profit from its short positions in the gold market as the price of gold fell to its lowest level in 20 years; $253.70 per troy ounce. All in all, the Partnership posted a loss of $1,303,556 or $54.31 per Unit in July.

In August, the Trust posted another small loss. Gains for the Partnership were the result of a weaker U.S. dollar, versus the Yen and Euro specifically. Lower gold prices also provided gains. Unfortunately, these gains were offset by losses in global interest rates and the Japanese Nikkei stock index. Long positions in the Japanese stock index (the Nikkei) that have been profitable for the entire year were closed out and small losses were recorded during August.

Currencies provided some resurrection in the form of a stronger Yen and Euro versus the U.S. dollar. Since mid-July, the Partnership held profitable long positions in the Yen and Euro looking for these currencies to strengthen against the Dollar. Gold prices again plummeted through a 20-year low to $253.00 per troy ounce. Notwithstanding these gains, the Partnership posted a loss of $1,839,009 or $77.17 per Unit in August.

The Partnership had a difficult time in the markets during September. Losses were primarily attributable to our short gold position, as the price rose over $50 per ounce. The price of gold escalated rapidly after 15 European central banks announced that they wouldn't sell or lease additional gold for the next five years.

Unfortunately, gains in the Japanese Yen were offset by losses in gold, as well as short positions in the U.S. and Japanese bond markets. Currencies provided small gains as the Japanese yen strengthened against the U.S. dollar for the second consecutive month. In addition, long yen positions were profitable relative to the European currencies. Notwithstanding these gains, the Partnership posted a loss of $3,672,875 or $152.62 per Unit in September.

During the quarter, additional Units sold consisted of 508.75 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $1,078,097.46. Investors redeemed a total of 746.38 Units during the quarter. At the end of the quarter there were 23,566.17.80 Units outstanding (including
198.49 Units owned by the General Partner).

As of September 30, 1999, the Partnership had a balance of $5,255,084 on deposit with CISFS. CISFS is an affiliate of the Clearing Broker and is the broker for the Partnership on forwards contracts in foreign currencies. Forward currency contracts are defined as over-the-counter and require separate disclosure should the total exposure to any entity dealing in over-the-counter products exceed 10%. The balance on deposit at CISFS represents 10.63% of the total assets of the Partnership and requires this separate disclosure as an off balance sheet credit risk to the Partnership.

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

Year 2000 Issue

CIS surveyed major applications in 1996 to see if they were Year 2000 compliant. Systems identified with Year 2000 issues were targeted for replacement or modification. Replacement and modification projects are nearly complete. In addition, CIS has dedicated resources to assess our work processes and verify that it will be able to handle the changes in the next millennium. This process addresses software applications as well as key vendor, bank and customer relationships.

During 1997, CIS participated in developing the industry-wide test plan with the Futures Industry Association, with whom it continues to work closely. CIS has participated in BETA testing, which began in September 1998, and participated again with the FIA in "street wide" testing during the second quarter of 1999.

In addition, CIS has developed various "contingency plans" in the event that mission critical systems should fail.

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

In April, currencies were the most favorable sector for the Partnership. The continued flight to quality to the U.S. dollar provided opportunities for the Partnership to profit from long U.S. dollar positions versus the Euro and Swiss franc. As the conflict in Kosovo persisted, the flow of money into the U.S. dollar continued. Trading in the Japanese yen and Australian dollar was also profitable. Confidence in the Japanese stock market restored performance in the Nikkei 225 as the index was up approximately 20% year to date. A long position in the Nikkei helped the Partnership generate profits as did long positions in the S&P 500 Index and Hang Seng Index.

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

                                       EVEREST FUTURES FUND, L.P.

Date: November 11, 1999        By:     Everest Asset Management, Inc.,
                                          its General Partner

                                       By: /s/ Peter Lamoureux
                                          -----------------------------
                                           Peter Lamoureux
                                           President