Form 10-K
period 1999-12-31
EVEREST FUTURES FUND L P
filed 2000-03-24
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10K

  Annual report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934


   For the fiscal year ended       Commission File Number 0-17555
            December 31, 1999

                        Everest Futures Fund, L.P.
          (Exact name of registrant as specified in its charter)


               Iowa                            42-1318186
   (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)           Identification No.)

    2280 West Tyler Street, Suite 105, Fairfield, Iowa  52556
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

  Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filesuch reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X        No  __

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained to the best of the Registrant's
    knowledge, in definitive proxy or information statements
   incorporated by reference in Part III of Form 10K:   [ X ]

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February

   29, 2000:       $47,075,371.93

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

The initial public offering of the Partnership's Units of limited partnership interests ("Units") pursuant to a registration statement on Form S-18 and Prospectus was declared effective and commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of 31,619.44 additional Units sold for $56,946,733 since July 1, 1995 through December 31, 1999.

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

The main advantage in creating Everest II was the continued ability of Limited Partners to invest in the Financial and Metals Portfolio of JWH. JWH is one of the leading commodity trading advisors in the managed futures industry, measured both in terms of total assets under management and historical performance. With approximately $1.8 billion under management, JWH no longer accepts direct managed accounts from individual investors. The Partnership is currently one of only a few investment vehicles which provide U.S. investors with access to the JWH Financial & Metals Portfolio. The General Partner currently believes that retaining JWH as trading advisor for the Partnership is important to the Partnership's continued success. As a result, the General Partner chose to establish Everest II as the means of retaining JWH as trading advisor.

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

The address of the General Partner and the Partnership is 2280 West Tyler Street, Suite 105, Fairfield, Iowa 52556, and the telephone number is (515) 472-5500. The General Partner changed its name as of March 1, 1994 and amended its Certificate of Incorporation, with no other changes, accordingly. In accordance with the provisions of the Commodity Exchange Act and the rules of the NFA, the General Partner is registered as a commodity pool operator and a commodity trading advisor, JWH is registered as a commodity trading advisor and the Commodity Broker is registered as a futures commission merchant, each subject to regulation by the CFTC. Each is also a member of the NFA in such capacity.

The General Partner through the Partnership's participation in Everest II, to the exclusion of the limited partners of the Partnership (the "Limited Partners"), manages and conducts the business of the Partnership. Thus the General Partner (i) selects and monitors the independent commodity trading advisor(s) and the Commodity Broker; (ii) allocates and/or reallocates assets of the Partnership to or from JWH and/or the advisor(s); (iii) determines if an advisor or commodity broker should be removed or replaced; (iv) negotiates management fees, incentive fees and brokerage commissions; (v) determines its own compensation with respect to management and administrative fees; and (vi) performs such other services as the Partnership may from time to time request, except that all trading decisions are made by JWH and not the General Partner. In addition, the General Partner selects their commodity broker(s) that will clear trades for the advisor(s). Cargill Investor Services, Inc. currently acts as Everest II's commodity broker and CIS Financial Services, Inc., an affiliate of Cargill Investor Services, Inc., acts as Everest II's currency dealer.

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

Everest II pays the Commodity Broker a brokerage commission charge equal to 0.5% of the Partnership's Beginning Net Asset Value as of the beginning of each month (approximately 6% annually). Approximately 80% of this amount is rebated by the Commodity Broker to the General Partner. From this rebated amount, the General Partner paid CISI a monthly co-general partner fee equal to 1/12 of 0.40% of the month-end NAV of Everest II. In 1998 an opinion of counsel was obtained which permits CISI to reduce its capital account to 0.50% or less of Everest II's NAV, and the annual rate of the monthly co-general partner fee is now 0.25%. If there is a material change in Everest II's brokerage commission structure, investors and Limited Partners will be informed in writing. The Commodity Broker may, in the future, increase the fee charged to Everest II.

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

The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will total on a combined Partnership and Everest II basis approximately $65,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 1994-1999 can be found in the table in Item 6 below.

Neither the Partnership, the General Partner nor CISI has any employees other than their officers and directors, all of whom are employees of affiliated companies of the Partnership, the General Partner, and CISI. Rather, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts the services of research, fund administration, client support (marketing) and management information systems and analysis to Capital. As of December 31, 1999 Capital had 10 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of this limited partnership is to directly or indirectly through its investment in Everest II to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership's business, as of December 31, 1999 is set forth under Items 6 and 7 herein.

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

        (b) As of December 31, 1999, there were 22,615.30 Units held by Limited Partners and 198.49 held by the General Partner. A total of 8,415.58 Units were redeemed by Limited Partners and 69.5 units were redeemed by the General Partner from January 1, 1997 to December 31, 1999. The Partnership's Fifth Amended and Restated Agreement of Limited Partnership contains a full description of redemption and distribution procedures.

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

Item 6.  Selected Financial Data

                                 1995    1996     1997    1998   1999
                                 (In thousands, except amounts per Unit)

1. Operating Revenues            $569   3,205   $7,337   $9,170  $(4,695)
2. Income (Loss) from
   Continuing Operations          371   2,080    4,190    3,756   (9,713)
3. Income (Loss)Per Unit       416.06  377.35    240.0   594.80   (405.66)
4. Total Assets                 2,279  12,478   39,462   57,221    41,849
5. Long Term Obligations           0       0       0        0       0
6. Cash Dividend per Unit          0       0       0        0       0


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.


Liquidity and Capital Resources

Most U.S. commodity exchanges limit by regulations the amount of fluctuation in commodity futures contract prices during a single trading day. These regulations specify what are referred to as "daily price fluctuation limits" or "daily limits". The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day's settlement price at the end of a trading session. Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period from trading on such day. Because the "daily limit" rule only governs price movement for a particular trading day, it does not limit losses. In the past, futures prices have moved the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.

For the year ended December 31, 1999, Limited Partners redeemed a total of 4,653.93 Units for $9,381,012 and the General Partner did not redeem any Units. For the year ended December 31, 1998, Limited Partners redeemed a total of 3,273.29 Units for $6,281,330 and the General Partner redeemed a total of 69.50 Units for $150,000.

During 1999, investors purchased 1,891.18 Units (none of the units were purchased by the General Partner) for $3,876,849.

Since the March 29, 1996 investment by the Partnership of all of its assets in Everest II there has been no actual credit risk exposure to the Partnership beyond its actual investment in Everest II.

As of December 31, 1999, Everest II had no credit risk exposure to a counterparty which is a foreign commodities exchange which was material. Everest II trades on recognized global futures exchanges. In addition, over the counter contracts in the form of forward foreign currency transaction are traded by Everest II. As of December 31, 1999, the Partnership had $235,882 on deposit at CISFS. CISFS does not deal in foreign exchange forwards, but acts as a broker, placing the trades immediately with large banks having assets in excess of $100 million. At the settlement date, all transactions with each of the banks are netted and any excess or deficit is received from or sent to the bank. All of the Partnership's foreign exchange transactions are transacted in US dollars.

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

1999

The Partnership experienced a disappointing year in 1999. John W. Henry & Company, Inc (JWH), the trading advisor to the Fund, experienced the most difficult performance year in its history. A lack of sustained price movements coupled with abrupt trend reversals in many market sectors resulted in a very difficult trading environment. The forces that supported strong returns in the equity markets such as strong consumer confidence and the perception of economic equilibrium caused volatile, sideways price patterns in the futures markets. This type of price movement is extremely difficult for long-term trend followers such as JWH.

The first quarter was marked by the advent of the newly formed Euro currency. In March, the conflict in Kosovo led to the U.S. dollar gaining dramatically on the Euro and Swiss franc. As the conflict in Kosovo escalated, the crisis-related selling of these two currencies continued, resulting in profits for the Partnership. However, erratic markets in interest rates in Europe and the Far East along with agricultural markets created losses.

The second quarter was the most profitable for the Partnership. Highlights included the rising Nikkei and S&P 500 stock indices and the continued rise of the dollar relative to the Euro and Swiss franc. During May, the U.K. rendered its decision to sell over 50% of its gold reserves. This drove gold prices lower and the Partnership's short positions accrued profits. Short U.S. and European interest rate positions performed well as the Federal Reserve increased the discount rate a 1/4 point in June.

The third quarter was the most difficult quarter for the Partnership. As the crisis in Kosovo began to abate, the Partnership's currency positions in the Euro and Swiss franc quickly reversed and open trade profits were reduced dramatically. Despite another 1/4 point interest rate increase in August, short positions in the U.S. interest rate sector suffered. In the final week of September, 15 European Central Banks announced that they had decided to stop selling gold for the next five years. Subsequently, gold prices rose a staggering $50/ounce and handed gold sellers such as the Partnership a significant loss.

After the final interest rate increase in October, yields on the U.S. 30 year bond moved from 6.4% to 6.1% and up to 6.5% in the fourth quarter further emphasizing the difficult trading year. Similar trading patterns occurred in offshore interest rates which in turn led to negative performance. The Japanese yen and crude oil helped offset these losses as their positive trends continued. The Partnership ended the year with a loss of $9,712,984.

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

Since the commencement of trading on February 1, 1989 the Partnership has experienced a cumulative gain of 78.66% through December 31, 1999. For further discussion and analysis of financial condition please refer to the Notes to the Combined Financial Statements attached hereto.

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

Standard of Materiality

Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

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

In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market
Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1999, the Partnership's total capitalization was approximately $40.0 million.


                                December 31, 1999

                                   % of Total

Market Sector         Value at Risk       Capitalization

Interest Rates        $ 1.3 million           3.4%
Currencies            $ 1.9 million           4.7%
Stock Indices         $ 0.7 million           1.6%
Precious Metals       $ 1.0 million           2.6%
Commodities           $ 0.0 million           0.0%
Energies              $ 0.0 million           0.0%
                      -------------           ----

             Total    $ 4.9 million           12.3%



Material Limitations on Value at Risk as an Assessment of Market
Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table - as well as the past performance of the Partnership - give no indication of this "risk of ruin."

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

The Partnership holds a portion of its assets in cash on deposit with CIS and CISFS with the remainder on deposit with Horizon Cash Management, Inc. in short term, highly liquid investments. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 90% of 90-day Treasury bill rate. In addition, should short term interest rates decline, so will the interest earnings for assets on deposit with Horizon. As of December 31, 1999, the Partnership had approximately $ 40.6 million in cash on deposit with CIS, CISFS and Horizon.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership and the Trading Advisor manage the Partnership's primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 1999, by market sector.

Interest Rates. Interest rate risk is a major market exposure of the Partnership. Interest rate movements directly affect the price of the sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations - e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Partnership are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium to long-term rates to remain steady.

Currencies.   The   Partnership's   currency   exposure  is  to  exchange   rate
fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. However, the Partnership's major exposures have typically been in the dollar/yen, dollar/Euro, dollar/Swiss franc, dollar/Australian dollar and dollar/pound positions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 1999, the Partnership had no exposure in stock index futures. Ordinarily the primary exposures are in the FTSE (England), Nikkei (Japan) and All Ordinaries (Australia) stock indices. The General Partner anticipates little trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 1999.

Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euros, British pounds and Australian dollars. The
Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

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

Item 9.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

None.

                         Item III

Item 10. Directors and Executive Officers of the Registrant.

The General Partner, Everest Asset Management, Inc., is the sole general partner and commodity pool operator of the Partnership. It is a Delaware corporation incorporated in 1987, is and has been registered with the CFTC as a commodity pool operator since July 1, 1988 and is and has been a member of the National Futures Association since that date. Its address is 2280 West Tyler Street, Suite 105, Fairfield, Iowa 52556 and its telephone number is (515) 472-5500.

The officers and directors of the General Partner as of December 31, 1999 are listed below:

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

Shaun D. O'Brien (born November 1964) is Vice President - Controller/Treasurer and a director. Mr. O'Brien became a Vice President and a director of CISI on July 1, 1999. Mr. O'Brien graduated from Northeastern University in 1987 and he received a master's degree from the University of Minnesota's Carlson School of Management in 1999. Mr. O'Brien began working for Cargill, Incorporated in 1988 and joined CIS in 1999.

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

Barbara A. Walenga (born in February 1960) is an Assistant Secretary. Ms. Walenga graduated from Fayetteville Technical Institute in 1981. She began working at CIS in August 1981. She has held various compliance management positions at CIS and is currently the Legal Compliance Manager. She is currently a member of the FIA Law and Compliance Division and the SIA Compliance and Legal Division.

Additional CISI officers include James Clemens as Assistant Secretary and Lillian Lundeen as Assistant Secretary

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

Item 12.  Security Ownership of Certain Owners and Management.

          (a) As of December 31, 1999 the following persons were known to the Partnership to own beneficially more than 5% of the outstanding
              Units:

Title of    Name & Address         Amount & Nature      Percent
Class    of Beneficial Owner    of Beneficial Interest  of Class

Units     W. Duke Kimbrell          3,023.88 Units       13.25%
          P.O. Drawer 1787
          Gastonia, NC  28053

Units    Pamela K. Warlick Trust    2,227.06 Units        9.76%
         U/A DTD 7/7/93
         P.O. Box 995
         Gastonia, NC  28052

Units   Shepard C. Kimbrell Trust   2,476.39 Units       10.85%
        U/A DTD 7/7/93
        P.O. Box 995
        Gastonia, NC  28052


          (b) As of December 31, 1999, the General  Partner  beneficially  owned
198.49 Units or approximately 0.87% of the outstanding Units of the Partnership. Mr. Peter Lamoureux, President of the General Partner owned 17.18697 Units or 0.075% of the outstanding Units. One other shareholder of the General Partner owned 17.44297 units or 0.08% of the outstanding Units.

               As of December 31, 1999, CISI, the co-general partner of Everest II, owned 369.81172 units of general partnership interests in Everest II representing 1.12% ownership of the total outstanding partnership interests. As of December 31, 1999, 98.88% of the beneficial ownership interest of limited partnership units of Everest II was owned by the Partnership.

          (c) As of December 31, 1999, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

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


Item 14.  Exhibits, Financial Statements, Schedules and
          Reports on Form 8-K

     (a) The following documents are included herein:

         (1)     Financial Statements:

                 a.  Report of Independent Public Accountants

                 b. Combined Statements of Financial Condition as of December 31, 1999 and 1998.

                 c.  Combined    Statements   of    Operations,    Combined
                     Statements    of   Changes   in   Partners'    Equity,
                     and Combined Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

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

Date:    March 24, 2000          Everest Futures Fund, L.P.


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

Date:    March 24, 2000


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

Number of Attached Exhibits

None.

                     EVEREST FUTURES FUND, L.P.
                   (An Iowa Limited Partnership)

                        Table of Contents



Independent Auditors' Report

Financial Statements:
     Combined Statements of Financial Condition

     Combined Statements of Operations

     Combined Statements of Changes in Partners' Equity

     Combined Statements of Cash Flows

Notes to Combined Financial Statements

Acknowledgment

                      Independent Auditors' Report



     The Partners
     Everest Futures Fund, L.P.:


     We have audited the accompanying combined statements of financial condition of Everest Futures Fund, L.P. and Everest Futures Fund II, L.P., collectively, the Partnership, as of December 31, 1999 and 1998, and the related combined statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These combined financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Partnership at December 31, 1999 and 1998, and the results of their operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                               K.P.M.G. L.L.P.

     Chicago, IL

     February 3, 2000


                                      EVEREST FUTURES FUND, L.P.
                                    (An Iowa Limited Partnership)

                              Combined Statements of Financial Condition

                                     December 31, 1999 and 1998




Assets                                                                 1999       1998
                                                                   ------------ -----------

Cash and cash equivalents                                          $16,410,917  46,220,386
Equity in commodity trading accounts:
 Cash on deposit with Brokers                                        5,281,725   4,919,607
 Net unrealized trading gains on open contracts                        670,107   5,802,585
Investments, at fair value                                          18,867,562       --
Tax receivable                                                          36,445      36,445
Interest receivable                                                    581,849     241,554
                                                                   -----------------------
     Total assets                                                  $41,848,605  57,220,577
                                                                   =======================
Liabilities, Minority Interest, and Partners' Equity

Liabilities:
 Redemptions payable                                               $ 1,055,043   1,024,873
 Commissions payable                                                   192,660     225,131
 Advisor's management fee payable                                      138,225     188,693
 Accrued expenses                                                       29,962      27,364
                                                                   -----------------------
     Total liabilities                                               1,415,890   1,466,061
                                                                   -----------------------
Minority interest                                                      452,105     556,759
                                                                   -----------------------
Partners' equity:
 Limited Partners (22,615.30 and 25,378.05 units outstanding
  at December 31, 1999 and 1998, respectively)                      39,632,760  54,769,377
 General Partners (198.49 unit equivalents outstanding
  at December 31, 1999 and 1998)                                       347,850     428,380
                                                                   -----------------------
     Total partners' equity                                         39,980,610  55,197,757
                                                                   -----------------------
     Total liabilities, minority interest, and partner's equity    $41,848,605  57,220,577
                                                                   =======================
Net asset value per outstanding unit of Partnership interest       $  1,752.48    2,158.14
                                                                   =======================


See accompanying notes to combined financial statements.



                                              EVEREST FUTURES FUND, L.P.
                                             (An Iowa Limited Partnership)

                                           Combined Statements of Operations

                                     Years ended December 31, 1999, 1998, and 1997




                                                                             1999             1998            1997
                                                                        ---------------   -------------   --------------

Trading income (loss):
    Net realized trading gain (loss) on closed contracts              $     (2,066,878)      2,823,961        4,482,936
    Change in net unrealized trading gain (loss)
      on open contracts                                                     (5,132,478)      3,981,075        1,648,592
    Change in net unrealized gain (loss) on investments                        (49,894)             --               --
    Net foreign currency translation gain (loss)                                46,852        (154,682)        (125,711)
    Brokerage commissions                                                   (3,045,619)     (2,726,807)      (1,495,903)
                                                                        ---------------   -------------   --------------

             Total trading income (loss)                                   (10,248,017)      3,923,547        4,509,914

Interest income, net of cash management fees                                 2,507,482       2,519,904        1,330,726
                                                                        ---------------   -------------   --------------

             Total income (loss)                                            (7,740,535)      6,443,451        5,840,640
                                                                        ---------------   -------------   --------------

General and administrative expenses:
    Advisor's management fees                                                2,004,411       1,835,911        1,018,708
    Advisor's incentive fees                                                        --         753,071          523,681
    Administrative expenses                                                     72,692          61,502           66,256
                                                                        ---------------   -------------   --------------

             Total general and administrative expenses                       2,077,103       2,650,484        1,608,645

Minority interest                                                              104,654         (37,300)         (41,834)
                                                                        ---------------   -------------   --------------

             Net income (loss)                                        $     (9,712,984)      3,755,667        4,190,161
                                                                        ===============   =============   ==============

Income (loss) per unit of partnership interest (for a unit outstanding throughout each year):

      General Partner                                                 $        (405.66)          94.80           240.05
      Limited partners                                                         (405.66)          94.80           240.05
                                                                        ===============   =============   ==============

Net income (loss) allocated to:

    General Partner                                                   $        (80,530)         40,329           41,666
    Limited partners                                                        (9,632,454)      3,715,338        4,148,495
                                                                        ===============   =============   ==============


See accompanying notes to combined financial statements.




                                              EVEREST FUTURES FUND, L.P.
                                            (An Iowa Limited Partnership)

                                  Combined Statements of Changes in Partners' Equity

                                    Years ended December 31, 1999, 1998, and 1997




                                                            Total           Limited         General
                                                            Units           Partners        Partner         Total
                                                        --------------   ---------------  ------------  ---------------

Partners' equity at December 31, 1996                        6,079.60  $     10,973,945       110,949       11,084,894

Partner contributions                                       12,655.67        23,057,009       222,770       23,279,779
Partner redemptions                                           (488.36)         (905,220)           --         (905,220)
Net income                                                         --         4,148,495        41,666        4,190,161
                                                        --------------   ---------------  ------------  ---------------

Partners' equity at December 31, 1997                       18,246.91        37,274,229       375,385       37,649,614

Partner contributions                                       10,672.42        20,061,140       162,666       20,223,806
Partner redemptions                                         (3,342.79)       (6,281,330)     (150,000)      (6,431,330)
Net income                                                         --         3,715,338        40,329        3,755,667
                                                        --------------   ---------------  ------------  ---------------

Partners' equity at December 31, 1998                       25,576.54        54,769,377       428,380       55,197,757

Partner contributions                                        1,891.18         3,876,849            --        3,876,849
Partner redemptions                                         (4,653.93)       (9,381,012)           --       (9,381,012)
Net loss                                                           --        (9,632,454)      (80,530)      (9,712,984)
                                                        --------------   ---------------  ------------  ---------------

Partners' equity at December 31, 1999                       22,813.79  $     39,632,760       347,850       39,980,610
                                                        ==============   ===============  ============  ===============


See accompanying notes to combined financial statements.


                                              EVEREST FUTURES FUND, L.P.
                                             (An Iowa Limited Partnership)

                                           Combined Statements of Cash Flows

                                     Years ended December 31, 1999, 1998, and 1997




                                                                              1999            1998            1997
                                                                         ---------------  --------------  --------------
Cash flows from operating activities:

    Net income (loss)                                                  $     (9,712,984)      3,755,667       4,190,161
    Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Decrease (increase) in net unrealized trading
          gain (loss) on open contracts                                       5,132,478      (3,981,075)     (1,648,592)
        Decrease in net unrealized gain (loss) on investments                    49,894              --              --
        Increase in investments                                             (18,917,456)             --              --
        Increase in tax receivable                                                   --         (36,445)             --
        Increase in interest receivable                                        (340,295)       (119,638)        (64,136)
        Increase (decrease) in commissions payable                              (32,471)         63,383         113,771
        Increase (decrease) in management and
          incentive fees payable                                                (50,468)       (333,710)        158,089
        Increase (decrease) in accrued expenses                                   2,598         (13,589)         23,031
        Increase (decrease) in minority interest                               (104,654)        167,300         261,834
                                                                         ---------------  --------------  --------------

             Net cash provided by (used in) operating activities            (23,973,358)       (498,107)      3,034,158
                                                                         ---------------  --------------  --------------

Cash flows from financing activities:

    Proceeds from offering of units                                           3,876,849      19,590,412      23,087,470
    Redemption of units of partnership interest                              (9,350,842)     (5,470,617)       (851,026)
                                                                         ---------------  --------------  --------------

             Net cash provided by (used in) financing activities             (5,473,993)     14,119,795      22,236,444
                                                                         ---------------  --------------  --------------

             Net increase (decrease) in cash and cash equivalents           (29,447,351)     13,621,688      25,270,602

Cash and cash equivalents at beginning of year                               51,139,993      37,518,305      12,247,703
                                                                         ---------------  --------------  --------------

Cash and cash equivalents at end of year                               $     21,692,642      51,139,993      37,518,305
                                                                         ===============  ==============  ==============


See accompanying notes to combined financial statements.


                           EVEREST FUTURES FUND, L.P.
                         (An Iowa Limited Partnership)

                     Notes to Combined Financial Statements
                        December 31, 1999, 1998, and 1997


(1)      Organization of the Partnership

        Everest Futures Fund, L.P. (Partnership) was organized in June 1988, under the Iowa Uniform Limited Partnership Act (Act) for the purpose of engaging in the speculative trading of futures and options thereon and forward contracts. The sole General Partner of the Partnership is Everest Asset Management, Inc. (General Partner).

        On March 29, 1996, the Partnership transferred all of its assets to and became the sole limited partner of, Everest Futures Fund II, L.P. (Trading Partnership), a newly formed limited partnership which invests directly in commodity interests. The co-general partners of the Trading Partnership are CIS Investments, Inc. (CISI) and the General Partner (collectively, the General Partners). The clearing broker is Cargill Investor Services, Inc. (CIS or Clearing Broker), the parent company of CISI. The forwards broker is CIS Financial Services, Inc. (CISFS or Forwards Currency Broker), an affiliate of CISI. The Clearing Broker and the Forwards Currency Broker will collectively be referred to as the Brokers.

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

              Cash and Cash Equivalents

              Cash equivalents represent short-term highly liquid investments with remaining maturities of 60 days or less and include money market accounts, securities purchased under agreements to resell, commercial paper, and U.S. Government and agency obligations with variable rate and demand features that qualify them as cash equivalents. These cash equivalents, with the exception of securities purchased under agreement to resell, are stated at amortized cost, which approximates fair value. Securities purchased under agreements to resell, with overnight maturity, are collateralized by U.S. Government and agency obligations, and are carried at the amounts at which the securities will subsequently be resold plus accrued interest. For purposes of the statements of cash flows, cash and cash equivalents includes cash and cash equivalents and cash on deposit with Brokers in the equity in commodity futures trading accounts.

              Fair Value of Financial Instruments

              The financial instruments held by the Company are reported in the statements of financial condition at market or fair value, or at carrying amounts which approximate fair value, because of their highly liquid nature and short-term maturity.

              Revenue Recognition

              Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains and losses on open contracts reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.

              Foreign Currency Translation

              Assets and liabilities denominated in foreign currencies are translated at the prevailing exchange rates as of the valuation date. Gains and losses on investment activity are translated at the prevailing exchange rate on the date of each respective transaction while year-end balances are translated at the year-end currency rates. Realized and unrealized foreign exchange gains or losses are included in trading income (loss) in the combined statements of operations.

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

        Responsibility for managing the Partnership is vested solely in the General Partner. The General Partner has delegated complete trading authority to an unrelated party (see note 4).

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

 (4)    Other Agreements

        The Trading Partnership's sole trading advisor is John W. Henry & Company, Inc. (JWH). The General Partners may replace the advisor or add additional advisors at any time.

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

        CIS charges the Trading Partnership monthly brokerage commissions equal to 0.50% of the Trading Partnership's beginning-of-month net asset value, as defined. The General Partner receives a management fee from CIS of approximately 83% of the brokerage commission charged by CIS. Prior to November 1, 1995, no management fee was received by the General Partner. From this management fee, CISI receives a co-general partner fee from the General Partner equal to 1/12 of .25% of the month-end net asset value, as defined. Prior to January 1, 1999, CISI received 1/12 of .40% of the month-end net asset value.

        A portion of assets (84% and 81% at December 31, 1999 and 1998, respectively) are deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon will receive a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.

 (5)    Financial Instruments with Off-balance Sheet Risk

        The Partnership was formed to speculatively trade commodity interests. The Partnership's commodity interest transactions and related cash balances are on deposit with the Brokers at all times. In the event that volatility of trading of other customers of the Brokers impaired the ability of the Brokers to satisfy the obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS
        105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers, relating to futures contracts in regulated commodities, in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forwards Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at each Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker or the Forwards Currency Broker engage in proprietary trading and thus have no direct market exposure.

        The contractual amounts of commitments to purchase and sell exchange traded futures contracts and foreign currency forward contracts were $105,684,842 and $196,940,119, respectively, on December 31, 1999, and
        $770,165,935 and $1,165,567,730, respectively, on December 31, 1998. The contractual amounts of these instruments reflect the extent of the Partnership's involvement in the related futures and forward contracts and do not reflect the risk of loss due to counterparty nonperformance. Such risk is defined by SFAS 105 as credit risk. The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the Partnership trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House. The Forwards Currency Broker is the counterparty for the Partnership's forward transactions. CISFS policies require that they execute transactions only with top rated financial institutions with assets in excess of $100,000,000.

        The average fair value of commodity interests was $2,915,108, $3,023,080, and $1,455,739 during 1999, 1998, and 1997, respectively.
        Fair value as of December 31, 1999 and 1998 were $670,107 and $5,802,585, respectively. The net gains or losses arising from the trading of commodity interests are presented in the statements of operations.

        The Partnership holds futures and futures options positions on the various exchanges throughout the world and forward positions with CISFS which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and foreign currency contracts are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the CTAs were unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. The Partnership has a contract with a CTA who makes the trading decisions on behalf of the Partnership. That CTA trades a program which is diversified among the various futures contracts in the financials and metals group on exchanges both in the U.S. and outside the U.S. Such diversification should greatly reduce this market risk.

        At December 31, 1999, the cash requirement of the commodity interests of the Partnership was $5,198,824. This cash requirement is met by $3,671,052 being held in segregated funds, $2,044,897 being held in secured funds, and $235,882 being held in nonregulated funds. At December 31, 1998, the cash requirement of the commodity interests of the Partnership of $5,216,151 was met by $2,311,687 being held in segregated funds, $5,732,920 being held in secured funds, and $2,677,584 being held in nonregulated funds. At December 31, 1999 and 1998, cash was on deposit with the Brokers which exceeded the cash requirement amount. The following chart discloses the dollar amount of the unrealized gain or loss on open contracts of the Partnership at December 31, 1999 and 1998:

        Commodity Group                      1999               1998
                                            --------        ----------

        Currency                            $120,829          552,825
        Stock Indices                        122,676          --------
        Metals                              (227,160)          (8,580)
        Interest                             653,762        5,258,340


        The range of expiration dates of these exchange-traded open contracts is February 2000 to December 2000.

                   Acknowledgment

To the best of my knowledge and belief, the information contained herein is accurate and complete.

/s/ Peter Lamoureux
Peter Lamoureux
President

Everest Asset Management, Inc.
General Partner of Everest Futures Fund, L.P.