Form 10-Q
period 2000-03-31
EVEREST FUTURES FUND L P
filed 2000-05-15
CIK 837919

                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2000

                    Commission File Number 0-17555

                       EVEREST FUTURES FUND, L.P.
          (Exact name of registrant as specified in its charter)


        Iowa                                                 42-1318186
        State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

      2280 W. Tyler St., Suite 105, Fairfield, Iowa             52556
      (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code:   (515) 472-5500

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

                             Yes  X        No

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending March 31, 2000


                                       Fiscal Quarter     Year to Date      Fiscal Year     Fiscal Quarter    Year to Date
                                        Ended 3/31/00      to 3/31/00     Ended 12/31/99     Ended 3/31/99     to 3/31/99
                                      ----------------   --------------  ----------------  ----------------  --------------

Statement of
Financial Condition                           X                                 X

Statement of
Operations                                    X                 X                                   X               X

Statement of Changes
in Partners' Capital                                            X

Statement of
Cash Flows                                                      X                                                   X

Notes to Financial
Statements                                    X



                            EVEREST FUTURES FUND, LP
                   COMBINED STATEMENTS OF FINANCIAL CONDITION
                                    UNAUDITED

                                                                                           Mar 31, 2000              Dec 31, 1999
                                                                                           ------------              ------------

ASSETS
Cash and cash equivalents                                                                    17,404,414                16,410,917
Equity in commodity trading accounts:
   Amount Due from broker                                                                     6,899,756                 5,281,725
   Net unrealized trading gains on open contracts                                             2,802,652                   670,107
Investments, at fair value                                                                   20,064,362                18,867,562
Interest receivable                                                                             276,168                   618,294
                                                                                           ------------              ------------

      TOTAL ASSETS                                                                           47,447,353                41,848,605
                                                                                           ------------              ------------
                                                                                           ------------              ------------

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                                                              20,300                    29,962
   Commissions payable                                                                          183,065                   192,660
   Advisor's management fee payable                                                             155,464                   138,225
   Advisor's incentive fee payable                                                                    0                         0
   Redemptions payable                                                                        1,417,517                 1,055,043
   Deferred Partnership offering proceeds                                                             0                         0
   Selling and Offering Expenses Payable                                                         34,451                         0
                                                                                           ------------              ------------

      Total liabilities                                                                       1,810,798                 1,415,890

Minority Interest                                                                               400,002                   452,105


Partners' Capital:
   Limited partners (28,949.59 and 22,615.30 units                                           44,928,506                39,632,760
     outstanding at 3/31/00 and 12/31/99, respectively)
      (see Note 1)
   General partners (198.49 units outstanding                                                   308,049                   347,850
     at 3/31/00 and 12/31/99)                                                              ------------              ------------
      (see Note 1)
      Total partners' capital                                                                45,236,555                39,980,610
                                                                                           ------------              ------------

      TOTAL LIABILITIES, MINORITY INTEREST,
        AND PARTNERS' CAPITAL                                                               $47,447,353               $41,848,605
                                                                                           ------------              ------------
                                                                                           ------------              ------------

Net asset value per outstanding unit of Partnership
  interest                                                                                    $1,551.96                 $1,752.48
                                                                                           ------------              ------------
                                                                                           ------------              ------------

These Statements of Financial Condition, in the opinion of management, reflect all adjustments necessary to fairly state the financial condition of the Everest Futures Fund combination. (See Note 6)

                           EVEREST FUTURES FUND, L.P.
                                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE PERIOD JANUARY 1, 2000 THROUGH MARCH 31, 2000
                                    UNAUDITED

                                                                Jan 1, 2000      Jan 1, 2000       Jan 1, 1999      Jan 1, 1999
                                                                  through         through           through           through
                                                               Mar 31, 2000     Mar 31, 2000      Mar 31, 1999      Mar 31, 1999
                                                               ------------     ------------      ------------      ------------
REVENUES

Gains on trading of commodity futures and
  forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                     (6,925,697)       (6,925,697)          1,246,011        1,246,011
   Change in unrealized gain (loss)
     on open positions                                          2,111,834         2,111,834          (4,300,755)      (4,300,755)
   Net foreign currency translation gain (loss)                  (187,591)         (187,591)            (61,964)         (61,964)
   Brokerage Commissions                                         (687,812)         (687,812)           (785,947)        (785,947)
                                                               -----------       -----------         -----------      -----------
 Total trading income (loss)                                   (5,689,266)       (5,689,266)         (3,902,655)      (3,902,655)

    Interest income, net of cash management fees                  605,852           605,852             595,829          595,829
                                                               -----------       -----------         -----------      -----------
 Total income (loss)                                           (5,083,415)       (5,083,415)         (3,306,826)      (3,306,826)

GENERAL AND ADMINISTRATIVE EXPENSES
    Advisor's management fees                                     441,472           441,472             512,899          512,899
    Advisor's incentive fees                                            0                 0                   0                0
    Administrative expenses                                       (21,942)          (21,942)             15,585           15,585

  Total general and administrative expenses                       419,530           419,530             528,484          528,484

  Minority Interest                                                     0                 0                   0                0
                                                               -----------       -----------         -----------      -----------
NET INCOME (LOSS)                                              (5,502,945)       (5,502,945)         (3,835,310)      (3,835,310)
                                                               -----------       -----------         -----------      -----------
                                                               -----------       -----------         -----------      -----------

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                           ($200.52)         ($200.52)           ($151.17)        ($151.17)
                                                               -----------       -----------         -----------      -----------
                                                               -----------       -----------         -----------      -----------
                                                              (see Note 1)      (see Note 1)

This combined Statements of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of the Everest Futures Fund combination. (See Note 6)

                            EVEREST FUTURES FUND, LP
               COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE PERIOD JANUARY 1, 2000 THROUGH MARCH 31, 2000
                                    UNAUDITED

                                                                                    Limited         General
                                                                    Units*         Partners        Partners              Total
                                                                 ----------     ------------       --------        ------------
Partners' capital at Jan 1, 2000                                 22,615.30       39,632,760        $347,850        $39,980,610

Net profit (loss)                                                                (5,463,143)        (39,801)        (5,502,945)

Additional Units Sold                                             8,388.88       14,033,699               0         14,033,699
(see Note 1)
Redemptions (see Note 1)                                         (2,054.59)      (3,274,811)              0         (3,274,811)
                                                                 ----------     ------------       --------        ------------
Partners' capital at March 31, 2000                              28,949.59      $44,928,506        $308,049        $45,236,555
                                                                 ----------     ------------       --------        ------------
                                                                 ----------     ------------       --------        ------------

Net asset value per unit
   January 1, 2000 (see Note 1)                                                    1,752.48        1,752.48

Net profit (loss) per unit (see Note 1)                                             (200.52)        (200.52)
                                                                                  ----------      ----------
Net asset value per unit
   March 31, 2000                                                                 $1,551.96       $1,551.96

* Units of Combined Limited Partnership interest.

This combined Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of the Everest Futures Fund combination. (See Note 6)

                            EVEREST FUTURES FUND, LP
                        COMBINED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                     Jan 1, 2000               Jan 1, 1999
                                                                                       through                   through
                                                                                      Mar 31, 2000              Mar 31, 1999
                                                                                     -------------             -------------
Net profit (loss)                                                                      (5,502,945)               (3,835,309)
   Adjustments to reconcile net profit
     (loss) to net cash provided by
     (used in) operating activities:
   Change in assets and liabilities:
     Unrealized gain (loss) on open
       futures contracts                                                               (2,132,545)                4,347,526
     Interest receivable                                                                  342,126                    88,801
     Decrease (Increase) in commodity trading accounts                                          0                (5,100,047)
     Accrued liabilities                                                                   (2,018)                  (59,268)
     Redemptions payable                                                                  362,474                  (271,516)
     Investments, at fair value                                                        (1,196,800)                        0
     Deferred Offering Proceeds                                                                 0                         0
     Selling and Offering Expenses Payable                                                 34,451                     5,946
     Decrease in minority interest                                                        (52,103)                  (39,009)
                                                                                     -------------             -------------
     Net cash provided by (used in)
       operating activities                                                            (8,147,361)               (4,862,876)

Cash flows from financing activities:
   Units Sold                                                                          14,033,699                 1,351,224
   Partner redemptions                                                                 (3,274,811)               (3,421,409)
                                                                                     -------------             -------------

   Net cash provided by (used in)
     financing activities                                                              10,758,889                (2,070,185)
                                                                                     -------------             -------------
Net increase (decrease) in cash                                                         2,611,528                (6,933,061)

Cash at beginning of period                                                           $21,692,642               $46,220,386
                                                                                     -------------             -------------
Cash at end of period                                                                 $24,304,170               $39,287,325
                                                                                     -------------             -------------
                                                                                     -------------             -------------

This Statement of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)

                            EVEREST FUTURES FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2000


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

The public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommended the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $70,929,633 for 40,011 Units sold July 1, 1995 through March 31, 2000.

On February 29, 1996, the Partnership amended its Agreement of Limited Partnership permitting the Partnership to conduct its trading business by investing in other partnerships and funds and in subsidiary partnerships or other limited liability entities. Effective the close of business on March 29, 1996, the Partnership invested all of its assets in another limited partnership, Everest Futures Fund II L.P. ("Everest II" or the "Trading Partnership"), a Delaware limited partnership in which the Partnership is the sole limited partner. As a result, the Partnership does not currently invest directly in Commodity Interests. Instead, the Partnership transferred all of its assets to Everest II in return for its Everest II limited partnership interest. Everest II invests directly in Commodity Interests through John W. Henry & Company, Inc. ("JWH"), an independent commodity trading advisor which had been the advisor to the Partnership.

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

Fair Value of Financial Instruments

The financial instruments held by the Company are reported in the statement of financial condition at market or fair value, or at carrying amounts which approximate fair value, because of their highly liquid nature and short-term maturity.

Revenue Recognition

Realized and unrealized trading gains and losses on commodity and forward contracts, which represent the difference between cost and selling price or quoted market value, are recognized currently. All trading activities are accounted for on a trade-date basis.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at the prevailing exchange rates as of the valuation date. Gains and losses on investment activity are translated at the prevailing exchange rate on the date of each respective transaction while year-end balances are translated at the year-end currency rates. Realized and unrealized foreign exchange gains or losses are included in trading income (loss) in the combined statement of operations.

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

The Clearing Broker charges the Trading Partnership monthly brokerage commissions equal to 0.50% of the Trading Partnership's beginning-of-month net asset value, as defined. Effective November 1, 1995, the General Partner receives a management fee from the Clearing Broker of approximately 83% of the brokerage commission charged by the Clearing Broker. Prior to November 1, 1995, no management fee was received by the General Partner. From this management fee, CISI receives a co-general partner fee from the General Partner equal to 1/12 of
 .25% of the month-end net asset value, as defined. Prior to January 1, 1999 CISI received 1/12 of .40% of the month-end net asset value.


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

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Partnership as of March 31, 2000:

COMMODITY GROUP                                      UNREALIZED GAIN/(LOSS)
FOREIGN CURRENCIES                                               (282,208)

STOCK INDICES                                                     136,031

METALS                                                            105,361

INTEREST RATE INSTRUMENTS                                       2,843,468

TOTAL                                                           2,802,652

The range of maturity dates of these exchange-traded open contracts is April, 2000 to December, 2000. The average open trade equity for the period of January 1, 2000 to March 31, 2000 was $2,210,684.

The margin requirement at March 31, 2000 was $8,977,816. To meet this requirement, the Partnership had on deposit with the Clearing Broker $5,293,319 in segregated funds, $3,551,678 in secured funds and $857,411 in non-regulated funds. Cash was on deposit with the broker's in each time period of the financial statements which exceeded the cash requirements of the company of the Commodity Interests of the Partnership.



(6) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 28, 2000, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.

Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operation


                       Fiscal Quarter ended March 31, 2000


The Partnership recorded a loss of $5,502,945 or $200.52 per Unit for the first quarter of 2000. This compares to a loss of $3,835,309 or $151.17 per Unit for the first quarter of 1999.

In the first month of the quarter the Partnership posted a loss resulting primarily from volatility in the currency sector. The Partnership posted a loss for the second month of the quarter resulting primarily from trading in global interest rates. During the third month of the quarter currency destabilization and massive capital shifts out of the U.S. dollar resulted in a loss for the Partnership. Overall, the first quarter of fiscal 2000 ended negatively for the Partnership accounts managed by JWH-Registered Trademark-. At March 31, 2000, John W. Henry & Company, Inc. was managing 100% of the Partnership's assets using its Financial and Metals Portfolio.

January 2000 marked the turning of the millennium. This coupled with the build-up to Y2K came and went without a hitch. However, the currency sector was all but quiet as extreme volatility prompted large swings in the price of the U.S. dollar relative to the Japanese yen. Within the first couple of days of the New Year, the Japanese banks intervened and started pouring money into the dollar. This abrupt reversal in the dollar/yen relationship resulted in a reversal of the Partnership positions from long yen to short yen within a matter of days. Similarly, yen trading relative to the euro and Swiss franc contributed to Partnership losses. Short Australian dollar positions proved difficult and also resulted in losses. Stock indices, namely the Nikkei fell in response to volatility in the tech sector, which is factored into that index. Long positions hurt the Partnership performance. Despite realizing profits from short U.S. bond and long Japanese Government Bond positions, the Partnership posted overall losses. All in all, the Partnership posted a loss of $1,624,69 or $71.22 per Unit in January.

Changing expectations regarding economic growth and inflation created a difficult trading environment in February. The strategic news item was the U.S. Federal Reserve's decision to buy back part of the debt, which led to a powerful rally in the U.S.30-year bond. The decision by the Fed created havoc in the Partnership interest rate portfolio, which was dominated by short positions. Losses were taken in North American, Asian, and European interest rates. The yield on the 10-year U.S. government bond currently exceeds that of the 30-year, creating an inverted yield curve, which is a very unusual occurrence. Currency trading was mixed. Profitable long U.S. dollar positions were bolstered by the revised 4th quarter Gross National Product number, which reflected a robust economy. However, gains in the dollar were offset by losses incurred by long Europe/short Japan positions. Precious metals trading suffered as gold prices rallied and then fell sharply. On March 2, the General Partner received a letter from Verne Sedlacek, President of John W. Henry & Company, Inc. detailing modifications to the Financial and Metals trading program. All changes are designed to add balance to the program without giving up any upside potential. Most noteworthy are the dramatic reductions in precious metals and Far Eastern interest rate trading as well as the addition of offshore stock indices, base metals, and the expansion of non-dollar currency trading. JWH remains steadfast in their commitment to research. Overall, the Partnership posted a loss of $2,925,475 or $97.24 per Unit in February.

In March, profit taking in U.S. tech stocks led to massive capital shifts out of the dollar and into yen. These events destabilized currency and stock markets worldwide. The appreciation of the yen contributed the majority of the losses to the Partnership in that long positions in dollar and euro versus the yen both suffered. Marginal gains in dollar positions against Europe and Australia's currencies proved inadequate in offsetting these losses. Performance in precious, as well as industrial metals was down slightly. Positive performance in March came from the interest rate sector. The 7% correction in tech stocks coupled with the U.S. Treasury's continued buying of longer dated bonds led to positive performance in our bond position. The European Central Bank's decision to raise short term interest rates led to purchasing European bonds, which assisted our position as well. Overall, the Partnership posted a loss of $952,778 or $32.06 per Unit in March.

During the quarter, additional Units sold consisted of 8,388.88 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $14,033,699. Investors redeemed a total of 2,054.59 Units during the quarter. At the end of the quarter there were 29,148.08 Units outstanding (including 198.49 Units owned by the General Partner).

During the fiscal quarter ended March 31, 2000, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.

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



         Item 3.        Quantitative and Qualitative Disclosures
                                    About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 1999.



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



                            EVEREST FUTURES FUND, L.P.

Date: May 12, 2000                  By:      Everest Asset Management, Inc.,
                                             its General Partner

                                    By:      /s/ Peter Lamoureux
                                                 Peter Lamoureux
                                                 President