Form 10-Q
period 2000-06-30
EVEREST FUTURES FUND L P
filed 2000-08-09
CIK 837919

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2000

                    Commission File Number 0-17555

                       EVEREST FUTURES FUND, L.P.
          (Exact name of registrant as specified in its charter)


        Iowa                                             42-1318186
        State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

        2280 West Tyler Stree, Suite 105, Fairfield, Iowa             52556
        (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code:   (515) 472-5500

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

                            EVEREST FUTURES FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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

The public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $70,939,633 for 40,017.34 Units sold July 1, 1995 through June 30, 2000.

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

(5)    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Partnership was formed to speculatively trade commodity interests. The Partnership's commodity interest transactions and related cash balances are on deposit with the Clearing Broker or CIS Financial Services, Inc. ("CISFS" or "Forward Currency Broker" and collectively, the "Brokers") at all times. In the event that volatility of trading of other customers of the Brokers impaired the ability of the Brokers to satisfy the obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS
105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers, relating to futures contracts in regulated commodities, in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule which requires the maintenance of minimum net capital at least equal to 4% of the funds required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forward Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions which they maintain at each Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker or the Forward Currency Broker engage in proprietary trading and thus have no direct market exposure.

The counterparty of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the fund trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House. The Forward Currency Broker is the counterparty for the Partnership's forward transactions. CISFS policies require that they execute transactions only with top rated financial institutions with assets in excess of $100,000,000.

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

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Partnership as of June 30, 2000:


COMMODITY GROUP                                      UNREALIZED GAIN/(LOSS)

FOREIGN CURRENCIES                                             (369,273)

STOCK INDICES                                                   (14,734)

METALS                                                         (208,179)

INTEREST RATE INSTRUMENTS                                        96,921
                                                             ----------
TOTAL                                                          (495,265)


                                                  PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending June 30, 2000



                             Fiscal Quarter         Year to Date         Fiscal Year          Fiscal Quarter        Year to Date
                              Ended 6/30/00        Ended 6/30/00        Ended 12/31/99        Ended 6/30/99         Ended 6/30/99
                             --------------        -------------        --------------        --------------        -------------
Statement of
Financial Condition                 X                                          X

Statement of
Operations                          X                    X                                           X                     X

Statement of Changes
in Partners' Capital                                     X

Statement of
Cash Flows                                               X                                                                 X

Notes to Financial
Statements                          X



                                          EVEREST FUTURES FUND, LP
                                  COMBINED STATEMENTS OF FINANCIAL CONDITION
                                                  UNAUDITED



                                                                             Jun 30, 2000        Dec 31, 1999
                                                                             ------------        ------------
ASSETS
Cash and cash equivalents                                                    $ 17,358,957        $ 16,410,917
Equity in commodity trading accounts:
   Cash on deposit with brokers                                                 6,062,327           5,281,725
   Net unrealized trading gains (losses) on open contracts                       (495,265)            670,107
Investments, at fair value                                                     16,620,999          18,867,562
Interest receivable                                                               219,976             618,294
                                                                             ------------        ------------

      TOTAL ASSETS                                                           $ 39,766,994        $ 41,848,605
                                                                             ============        ============



LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                                          $     14,354        $     29,962
   Commissions payable                                                            201,901             192,660
   Advisor's management fee payable                                               131,652             138,225
   Advisor's incentive fee payable                                                      0                   0
   Redemptions payable                                                            336,255           1,055,043
   Selling and Offering Expenses Payable                                              687                   0
                                                                             ------------        ------------

      Total liabilities                                                           684,849           1,415,890

Minority Interest                                                                 360,827             452,105


Partners' Capital:
   Limited partners (27,459.47 and 22,615.30 units                             38,443,430          39,632,760
     outstanding at 6/30/00 and 12/31/99, respectively)
      (see Note 1)
   General partners (198.49 units outstanding at                                  277,888             347,850
     6/30/00 and 12/31/99, respectively)                                     ------------        ------------
      (see Note 1)
      Total partners' capital                                                  38,721,318          39,980,610
                                                                             ------------        ------------

      TOTAL LIABILITIES, MINORITY INTEREST,
        AND PARTNERS' CAPITAL                                                $ 39,766,993        $ 41,848,605
                                                                             ============        ============


Net asset value per outstanding unit of Partnership
  interest                                                                   $   1,400.01        $   1,752.48
                                                                             ============        ============




These Statements of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)

See accompanying notes to the financial statements.

                                          EVEREST FUTURES FUND, L.P.
                                     COMBINED STATEMENTS OF OPERATIONS
                           For the period January 1, 2000 through June 30, 2000
                                                  UNAUDITED



                                                            Apr 1, 2000        Jan 1, 2000         Apr 1, 1999        Jan 1, 1999
                                                              through            through             through            through
                                                           Jun 30, 2000        Jun 30, 2000       Jun 30, 1999       Jun 30, 1999
                                                           ------------        ------------       ------------       ------------
Trading Income (loss)

   Net realized trading gain (loss) on closed contracts    $   (372,720)       $ (7,364,136)      $  4,302,360       $  5,561,691
   Change in unrealized trading gain (loss)
     on open contracts                                       (3,297,916)         (1,165,372)         3,425,765           (919,312)
   Change in net unrealized gain (loss) on investments          (16,524)             30,972            (20,389)           (22,541)
   Net foreign currency translation gain (loss)                 (82,456)           (272,045)            (6,783)           (69,381)
   Brokerage Commissions                                       (669,028)         (1,363,312)          (766,949)        (1,560,988)
                                                           ------------        ------------       ------------       ------------

 Total trading income (loss)                                 (4,438,645)        (10,133,893)         6,934,005          2,989,469

    Interest income, net of cash management fees             630,228.84           1,194,228            613,504          1,217,614
                                                           ------------        ------------       ------------       ------------

 Total income (loss)                                         (3,808,416)         (8,939,665)         7,547,509          4,207,083

GENERAL AND ADMINISTRATIVE EXPENSES
    Advisor's management fees                                   433,281             878,907            536,366          1,054,547
    Advisor's incentive fees                                          0                   0                  0                  0
    Administrative expenses                                      18,096              (3,730)            36,575             52,286
                                                           ------------        ------------       ------------       ------------

  Total general and administrative expenses                     451,376             875,176            572,941          1,106,833

  Minority Interest                                              39,174              91,281            (72,834)           (33,827)
                                                           ------------        ------------       ------------       ------------

NET INCOME (LOSS)                                          $ (4,220,618)       $ (9,723,561)      $  6,901,734       $  3,066,424
                                                           ============        ============       ============       ============


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                     $    (151.95)       $    (352.47)      $     281.62       $     130.45
                                                           ============        ============       ============       ============

                                                           (see Note 1)        (see Note 1)




These Statements of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)

See accompanying notes to the financial statements.

                                      EVEREST FUTURES FUND, LP
                            COMBINED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                          For the period January 1, 2000 through June 30, 2000
                                             UNAUDITED

                                                                      Limited        General
                                                       Units*        Partners       Partners         Total
                                                       ------        --------       --------         -----
Partners' capital at Jan 1, 2000                    22,615.30     $39,632,760       $347,850      $39,980,610

Net profit (loss)                                                  (9,653,600)       (69,962)      (9,723,562)

Additional Units Sold (see Note 1)                   8,395.22      14,043,699              0       14,043,699

Redemptions (see Note 1)                            (3,551.05)     (5,579,429)             0       (5,579,429)
                                                 -------------  --------------   ------------   --------------
Partners' capital at June 30, 2000                  27,459.47     $38,443,430       $277,888      $38,721,319
                                                 =============  ==============   ============   ==============

Net asset value per unit
   January 1, 2000 (see Note 1)                                      1,752.48       1,752.48

Net profit (loss) per unit (see Note 1)                               (352.47)       (352.47)
                                                                --------------   ------------

Net asset value per unit
   June 30, 2000                                                    $1,400.01      $1,400.01

* Units of Limited Partnership interest.


This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)

See accompanying notes to the financial statements.

                                  EVEREST FUTURES FUND, LP
                              COMBINED STATEMENTS OF CASH FLOWS
                                          UNAUDITED

                                                                                Jan 1, 2000        Jan 1, 1999
                                                                                  through            through
                                                                               Jun 30, 2000        Jun 30, 1999
                                                                               ------------        ------------
Cash flows from operating activities:
   Net income (loss)                                                           $ (9,723,562)       $  3,066,425
   Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     Decrease (increase) in net unrealized trading
       gain (loss) on open contracts                                              1,165,372             921,615
     Decrease in net unrealized gain (loss) on investments                          (30,972)             22,541
     Decrease (Increase) in investments                                           2,277,535          (9,468,511)
     Increase in interest receivable                                                398,318              29,607
     Increase (decrease) in commission payable                                        9,241               5,791
     Increase (decrease) in management and incentive
        fee payable                                                                  (6,573)                124
     Increase (decrease) in redemptions payable                                    (718,788)            226,029
     Increase (decrease) in accrued expenses                                        (15,608)             (7,114)
     Increase (decrease) in selling and offering expenses                               687              15,489
     Increase (decrease)  in minority interest                                      (91,278)             33,826
                                                                               ------------        ------------

     Net cash provided by (used in)
       operating activities                                                      (6,735,627)         (5,154,178)

Cash flows from financing activities:
   Units Sold                                                                    14,043,699           2,205,158
   Partner redemptions                                                           (5,579,429)         (5,537,917)
                                                                               ------------        ------------

   Net cash provided by (used in)
     financing activities                                                         8,464,269          (3,332,759)
                                                                               ------------        ------------

Net increase (decrease) in cash                                                   1,728,642          (8,486,937)

Cash and cash equivalents at beginning of period                                 21,692,642          49,909,388
                                                                               ------------        ------------
Cash and cash equivalents at end of period                                     $ 23,421,284        $ 41,422,451
                                                                               ============        ============


These Statements of Cash Flows, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)

See accompanying notes to the financial statements.

The range of maturity dates of these exchange traded open contracts is July of 2000 to March of 2001. The average open trade equity for the period of January, 2000 to June 30, 2000 was $2,911,370.

The margin requirement at June 30, 2000 was $4,096,456. To meet this requirement, the Partnership had on deposit with the Clearing Broker $458,207 in segregated funds, $3,191,975 in secured funds and $1,916,880 in non-regulated funds.

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



            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operation

                       FISCAL QUARTER ENDED JUNE 30, 2000



The Partnership recorded a loss of $4,221,518 or $151.95 per Unit for the second quarter of 2000. This compares to a gain of $6,901,733 or $281.62 per Unit for the second quarter of 1999.

At June 30, 2000, John W. Henry & Company, Inc. (JWH) was managing 100% of the Partnership's assets using its Financial and Metals Portfolio. Effective in the near future, a portion of the Partnership's assets will be re-allocated from John W. Henry Company's Financial and Metals Portfolio to Triolgy Capital Management. Exact allocations will be reported in the 3rd quarter report.

In April, volatility in stocks led to a stronger U.S. dollar versus Euro and profits for the Partnership. Despite an interest rate increase by European central banks, the dollar reached an all time high versus the Euro. Additional profits were accrued in long dollar positions against the British, Swiss, and Australian currencies. Stock index trading suffered, especially in Japan. Despite the metals being up slightly, trading in non-financial markets was down. The Partnership recorded a gain of $739,206 or $25.36 per unit in April.

In May, mixed inflationary signals set the scene for two major trend reversals. The U.S. interest rate market had a volatile change of direction as rates headed lower and the Euro abruptly reversed its long term down trend versus the U.S. dollar. After having been profitable for the majority of May, the Trust closed lower when both trends reversed. Trading in U.S. bonds was down sharply, as was Euro denominated interest rate trading. After hitting all-time lows against the dollar in April, the Euro appreciated and profits accumulated in April by the Partnership were given back. Short positions in the Nikkei made the stock index sector the only positive performing financial area. Trading in metals was flat. The Partnership recorded a loss of $1,053,813 or $37.30 per unit in May.

In June, uncertainty regarding an economic slowdown in the U.S. and an interest rate rise in Europe provided a conflicting climate for trading. These events created problems in the currency sector, which was the worst performing area in June. The concentration of trading losses occurred in the Euro. The Partnership's positions in interest rates, metals and stock indices were unprofitable as well. The Partnership recorded a loss of $3,906,010 or $140.01 per Unit in June.

During the quarter, additional Units sold consisted of 6.34 limited partnership units; and 0 general partnership units. Additional Units sold during the quarter represented a total of $10,000. Investors redeemed a total of 1,496.46 Units during the quarter. At the end of the quarter there were 27,657.95 Units outstanding (including 198.49 Units owned by the General Partner).

During the fiscal quarter ended June 30, 2000, the Partnership had no material credit exposure to a counter-party which is a foreign commodities exchange or to any counter-party dealing in over the counter contracts which was material.



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

During April, the unprofitable trading sectors were primarily interest rates and precious metals. As Europe cut interest rates mid-month, the Partnership's position went from short to long. Short U.S. bond positions generated a small profit by month end. Short gold positions were also unprofitable. In the interim, this position turned profitable as the United Kingdom decided to sell off over 50% of its gold reserves putting severe pressure on the price of gold. All in all, the Partnership posted a gain of $789,066 or $32.13 per Unit in April.

In May, gold fell below $270 per ounce, a 20 year low. The Partnership benefited from this price decline since it held short gold positions during the month. The interest rate rumors in the U.S., coupled with the inflation fears caused the continuation of the decline in the U.S. 10-year and 30-year bonds. The Partnership held short positions in this sector during May, resulting in profits for the period. In addition, the Partnership held long positions in the Japanese government bond that were profitable.

For the third consecutive month, currencies continued to provide gains for the Partnership. Profit opportunities came from long U.S. dollar positions versus the Euro and Swiss franc. During May, the Euro fell to its lowest level versus the U.S. dollar since its inception at the beginning of the year. Pressure on the Euro surrounded the conflict in Kosovo, as investors saw the dollar as a safe haven. Small gains also came from the Japanese yen. Overall, the Partnership posted a gain of $2,713,185 or $110.34 per Unit in May.

In June, the rumor of the Fed raising interest rates in the U.S. became a reality. The Partnership's short positions in the 10-year and 30-year bonds provided profits and strong gains were posted as European bond prices continued to erode. A big reason was the weakening Euro, which declined 13%, depreciating in a straight line against the U.S. dollar since its inception January 1, 1999. Short positions in the German Bund, the German Bobl and U.K. Gilt provided the lion's share of performance. Currencies also provided gains for the Partnership for the fourth consecutive month. Once again, the profit opportunities came from long U.S. dollar positions versus the Euro and Swiss franc. Pressure on the Euro which initially resulted from the conflict in Kosovo, also seemed attributable to investors losing confidence in the Euro.

During June, the Partnership continued to profit from its short positions in the gold market. Long positions in the Nikkei stock index had been profitable for the Partnership for the entire year, as the percentage gain in this index for 1999 was 26.64%. Overall, the Partnership posted a gain of $3,399,483 or $139.15 per Unit in June.

During the quarter, additional Units sold consisted of 1,054.35 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $853,934. Investors redeemed a total of 954.20 Units during the quarter. At the end of the quarter there were 23,803.80 Units outstanding (including
198.49 Units owned by the General Partner).

During the fiscal quarter ended June 30, 1999, the co-General Partner of the trading subsidiary, CISI, experienced the following officer changes: Shaun D. O'Brien replaced former Vice President and Treasurer Richard A. Driver; James Clemens replaced Henry W. Gjersdal as Assistant Secretary; Lillian Lundeen replaced Bruce H. Barnett as Assistant Secretary.

As of June 30, 1999, the Partnership had a balance of $5,740,204 on deposit with CISFS. CISFS is an affiliate of the Clearing Broker and is the broker for the Partnership on forward contracts in foreign currencies. Forward currency contracts are defined as over-the-counter and require separate disclosure should the total exposure to any entity dealing in over-the-counter products exceed 10%. The balance on deposit at CISFS represents 10.03% of the total assets of the Partnership and requires this separate disclosure as an off balance sheet credit risk to the Partnership.



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

January 2000 marked the turning of the millennium. This coupled with the build-up to Y2K came and went without a hitch. However, the currency sector was all but quiet as extreme volatility prompted large swings in the price of the U.S. dollar relative to the Japanese yen. Within the first couple of days of the New Year, the Japanese banks intervened and started pouring money into the dollar. This abrupt reversal in the dollar/yen relationship resulted in a reversal of the Partnership positions from long yen to short yen within a matter of days. Similarly, yen trading relative to the euro and Swiss franc contributed to Partnership losses. Short Australian dollar positions proved difficult and also resulted in losses. Stock indices, namely the Nikkei fell in response to volatility in the tech sector, which is factored into that index. Long positions hurt the Partnership performance. Despite realizing profits from short U.S. bond and long Japanese Government Bond positions, the Partnership posted overall losses. All in all, the Partnership posted a loss of $1,624,691 or $71.22 per Unit in January.

Changing expectations regarding economic growth and inflation created a difficult trading environment in February. The strategic news item was the U.S. Federal Reserve's decision to buy back part of the debt, which led to a powerful rally in the U.S. 30-year bond. The decision by the Fed created havoc in the Partnership interest rate portfolio, which was dominated by short positions. Losses were taken in North American, Asian, and European interest rates. The yield on the 10-year U.S. government bond currently exceeds that of the 30-year, creating an inverted yield curve, which is a very unusual occurrence. Currency trading was mixed. Profitable long U.S. dollar positions were bolstered by the revised 4th quarter Gross National Product number, which reflected a robust economy. However, gains in the dollar were offset by losses incurred by long Europe/short Japan positions. Precious metals trading suffered as gold prices rallied and then fell sharply. On March 2, the General Partner received a letter from Verne Sedlacek, President of John W. Henry & Company, Inc. detailing modifications to the Financial and Metals trading program. All changes are designed to add balance to the program without giving up any upside potential. Most noteworthy are the dramatic reductions in precious metals and Far Eastern interest rate trading as well as the addition of offshore stock indices, base metals, and the expansion of non-dollar currency trading. JWH remains steadfast in their commitment to research. Overall, the Partnership posted a loss of $2,925,475 or $97.24 per Unit in February.

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

                           Exhibit 27   Financial Data Schedule

                  b)       Reports on Form 8-K

                                    None


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                  EVEREST FUTURES FUND, L.P.

Date: August 14, 2000             By:  Everest Asset Management, Inc.,
                                       its General Partner

                                  By:  /s/ Peter Lamoureux
                                       -------------------------------
                                       Peter Lamoureux
                                       President