Form 10-Q
period 2000-09-30
EVEREST FUTURES FUND L P
filed 2000-11-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2000

                    Commission File Number 0-17555

                       EVEREST FUTURES FUND, L.P.
          (Exact name of registrant as specified in its charter)


        Iowa                                                 42-1318186
        State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

        2280 West Tyler Street, Suite 105, Fairfield, Iowa             52556
        (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code:   (641) 472-5500

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

                                SEPTEMBER 30, 2000


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

The public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $ 72,863,862 for 41,425.06 Units sold July 1, 1995 through September 30, 2000.

During its operation, the Partnership has had various advisors. In December 1990, John W. Henry & Company, Inc. (JWH) began trading for the Partnership as one of the Partnership's trading advisors. In May 1994, JWH became the sole advisor to the Partnership. In March 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Everest II) and JWH began trading for Everest II. In July 2000, the Partnership redeemed approximately 50% of its assets from Everest II and allocated them to Trilogy's Barclay Futures Index Program. The Partnership instructed Trilogy to trade its account using twice the leverage of Trilogy's unleveraged portfolio to attempt to achieve a return greater than the return of the Index before fees and expenses. Finally, effective as of the close of business August 31, 2000, the Partnership liquidated the balance of its investment in Everest II and opened a trading account directly with JWH. JWH has used, and continues to use, only its Financial and Metals Portfolio while trading for Everest II and the Partnership.

The Partnership clears all of its futures and options on futures trades through Cargill Investor Services, Inc. (CIS), its clearing broker, and all of its cash trading through CIS Financial Services, Inc. (CISFS), an affiliate of CIS.

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

The Partnership bears all expenses incurred in connection with its trading activities, including commodity brokerage commissions and fees payable to the trading advisor, as well as legal, accounting, auditing, printing, mailing and extraordinary expenses.

Limited Partners may cause any or all of their Units to be redeemed as of the end of any month at net asset value on fifteen days' prior written notice. The Partnership will be dissolved at December 31, 2020, or upon the occurrence of certain events, as specified in the Limited Partnership Agreement.




(4)  OTHER AGREEMENTS

John W. Henry & Company, Inc. was the Partnership's sole trading advisor from May 1, 1994 through July 31, 2000. Effective August 1, 2000, approximately 50% of the Partnership's assets were allocated to Trilogy Capital Management, LLC's Barclay Futures Index Program. As of September 1, 2000, JWH managed approximately 45% of the Partnership's assets, and Trilogy managed approximately 55%.

JWH receives a monthly management fee equal to 0.33% (4% annually) of the Partnership's month-end allocated assets, as defined, and a quarterly incentive fee of 15% (20% prior to April 1, 1995) of the Partnership's trading profits allocable to its trading exclusive of interest income on allocated assets, as defined. The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership. Effective October 1, 2000, JWH revised its fee structure. JWH will receive a monthly management fee of 0.167% (2%) annually and an incentive fee of 20%.

Trilogy receives a monthly management fee of 0.0375% (approximately 0.45% annually) of the Partnership's allocated assets (0.45% annually.) Since the Partnership has directed Trilogy to trade its account at 2:1 leverage, the management fee represents 0.90% of the actual cash in the Trilogy account.

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

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Partnership as of
September 30, 2000:

COMMODITY GROUP					UNREALIZED GAIN/(LOSS)

FOREIGN CURRENCIES				       (1,131,768)
STOCK INDICES					            4,231
METALS						          (25,967)
INTEREST RATE INSTRUMENTS			         (109,325)
ENERGIES                                           (523,490)
AGRICULTURAL                                       (306,474)
								____________
TOTAL		     				             (2,092,793)

The range of maturity dates of these exchange traded open contracts is October of 2000 to September of 2001. The average open trade equity for the period of January, 2000 to September 30, 2000 was $1,725,237.

The margin requirement at September 30, 2000 was $ 4,314,039. To meet this requirement, the Partnership had on deposit with the Clearing Broker
$1,907,449              in segregated funds, $ 1,860,200 in secured funds and
$ 1,927,825 in non-regulated funds.

Cash was on deposit with the Clearing Broker in each time period of the financial statements that exceeded the cash requirements of the Commodity Interests of the Partnership.




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



Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operation

Fiscal Quarter ended September 30, 2000


The Partnership recorded a loss of $1,597,603 or $58.14 per Unit for the third quarter of 2000. This compares to a loss of $6,815,439 or $284.10 per Unit for the third quarter of 1999.

At September 30, 2000, John W. Henry & Company, Inc. (JWH) was managing approximately 45% of the Partnership's assets using its Financial and Metals Portfolio. Trilogy Capital Management, LLC (Trilogy) was managing approximately 55% of the Partnership's assets.

In July, the Partnership had a loss of l.94%. JWH had a small gain in currency trading which was not enough to offset losses of less than 1% each in global interest rates, metals and foreign stock indices. The Partnership had a loss of $726,174 or $26.26 per Unit in July.

In August, the Partnership had a gain of 2.07%. This was the first month that the assets were allocated to both JWH and Trilogy's Barclay Futures Index Program (BFIP). JWH had a loss of 0.56% from metals positions and a stock index position in the Nikkei 225. JWH had gains in currencies as the Euro reached three month lows versus the U.S. dollar and dragged the Swiss franc and British pound with it. The BFIP had a gain of 4.45% for the month. The long positions in the energy sector were responsible for the largest gains but the Index had gains in seven of its nine sectors. The Index is composed of the following subindexes: Financials Index, Meats Index, Energies Index, Currencies Index, Softs Index, Grains Index and Metals Index. The Partnership had a gain of $809,507 or $28.50 per Unit in August.

In September, the Partnership had a loss of 4.31% as both JWH and the BFIP had losing months. JWH was -6.42% from losses in interest rates and currencies. Both sectors had profits in the first few weeks of the month. However, European Central Bank intervention to boost the Euro drove both sectors to unprofitability for the month. Reverberations from the currency markets were felt in the interest rate markets. Positions in non-U.S. stock indices were essentially flat and metals positions were slightly profitable. The BFIP had a smaller loss of 2.57% as long positions in energy and softs (particularly sugar) had price corrections toward the end of the month. Profits had been posted in both energy and softs in prior months. The Partnership recorded a loss of $1,680,935 or $60.38 per Unit in September.

During the quarter, additional Units sold consisted of 1,407.72 limited partnership units; and 0 general partnership units. Additional Units sold during the quarter represented a total of $1,924,229. Investors redeemed a total of 1,943.48 Units during the quarter. At the end of the quarter there were 27,122.19
Units outstanding (including 198.49 Units owned by the General Partner).

During the fiscal quarter ended September 30, 2000, the Partnership had no material credit exposure to a counter-party which is a foreign commodities exchange or to any counter-party dealing in over the counter contracts which was material.

During the quarter ended September 30, 2000, the General Partner of the Partnership added Janet A. Mullen as Vice President.


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

In the first month of the quarter the Partnership posted a loss resulting primarily from volatility in the currency sector. The Partnership posted a loss for the second month of the quarter resulting primarily from trading in global interest rates. During the third month of the quarter currency destabilization and massive capital shifts out of the U.S. dollar resulted in a loss for the Partnership. Overall, the first quarter of fiscal 2000 ended negatively for the Partnership accounts managed by JWHr. At March 31, 2000, John W. Henry & Company, Inc. was managing 100% of the Partnership's assets using its Financial and Metals Portfolio.

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

                  	Exhibit-27

               	b)	Reports on Form 8-K

				None



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                            		EVEREST FUTURES FUND, L.P.

Date: November 14, 2000			By:	Everest Asset Management, Inc.,
                                          its General Partner

						By:	/s/ Peter Lamoureux
							    Peter Lamoureux
							    President

Part I.  Financial Information



Item 1.  Financial Statements

"Following are Financial Statements for the fiscal quarter ending September
30, 2000"



	Fiscal Quarter		Year to Date		 Fiscal Year
	Fiscal Quarter		Year to Date
	Ended 9/30/00		Ended 9/30/00		Ended 12/31/99
	Ended 9/30/99		Ended 9/30/99

Statement of
Financial Condition	X				X

Statement of
Operations	X		X				X		X

Statement of Changes
in Partners' Capital			X

Statement of
Cash Flows			X						X

Notes to Financial
Statements	X


"EVEREST FUTURES FUND, LP"
                               COMBINED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

	"Sep 30, 2000"		"Dec 31, 1999"

ASSETS
Cash and cash equivalents	"19,762,036 "		"16,410,917 "

Equity in commodity trading accounts:

   Cash on deposit with brokers	"7,788,267 "		"5,281,725 "

   Net unrealized trading gains (losses) on open contracts	"(2,092,793)"
	"670,107 "
"Investments, at fair value"	"12,396,816 "		"18,867,562 "

Interest receivable	"176,597 "		"618,294 "


      Total assets	"38,030,923 "		"41,848,605 "




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued expenses	"18,210 "		"29,962 "

   Commissions payable	"162,254 "		"192,660 "

   Advisor's management fee payable	"70,697 "		"138,225 "

   Advisor's incentive fee payable	0 		0

   Redemptions payable	"1,369,036 "		"1,055,043 "

   Selling and Offering Expenses Payable	"16,322 "		0


      Total liabilities	"1,636,519 "		"1,415,890 "


Minority Interest	0 		"452,105 "


Partners' Capital:
"   Limited partners (26,923.70 and 22,615.30 units"	"36,128,056 "
	"39,632,760 "				"27,122.18635 "
"     outstanding at 9/30/00 and 12/31/99, respectively)"
			198.49071
      (see Note 1)							"26,923.69564 "

   General partners (198.49 units outstanding at 	"266,348 "
	"347,850 "
"     9/30/00 and 12/31/99, respectively)"

      (see Note 1)
      Total partners' capital	"36,394,404 "		"39,980,610 "


"      Total liabilities, minority interest,"

        and partners' capital	"$38,030,923 "		"$41,848,605 "


							$0
Net asset value per outstanding unit of Partnership

  interest	"$1,341.87 "		"$1,752.48 "


"These Statements of Financial Condition, in the opinion of management, reflects all adjustments necessary"

to fairly state the financial condition of Everest Futures Fund. (See Note 6)


See accompanying notes to the financial statements.


"EVEREST FUTURES FUND, L.P."

COMBINED STATEMENTS OF OPERATIONS

"For the period January 1, 2000 through September 30, 2000"

UNAUDITED

	"Jul 1, 2000"		"Jan 1, 2000"		"Jul 1, 1999"
	"Jan 1, 1999"				Jan 1 thru
	through		through		through		through
		Jun 30 2000
	"Sep 30, 2000"		"Sep 30, 2000"		"Sep 30, 1999"
	"Sep 30, 1999"

Trading Income (loss)


   Net realized trading gain (loss) on closed contracts	"286,559 "
	"(7,077,577)"		"(63,404)"		"5,498,287 "
	"(7,364,136)"
   Change in unrealized trading gain (loss)

     on open contracts	"(1,597,528)"		"(2,762,900)"
	"(6,235,308)"		"(7,154,621)"
	"(1,165,372)"
   Change in net unrealized gain (loss) on investments	"6,470 "
	"37,442 "		"46,106 "		"23,565 "
	"30,972 "
   Net foreign currency translation gain (loss)	"(60,260)"		"(332,305)"
	"67,631 "		"(1,750)"				"(272,045)"
   Brokerage Commissions	"(587,180)"		"(1,950,492)"
	"(808,229)"		"(2,369,217)"				"(1,363,312)"

 Total trading income (loss)	"(1,951,940)"		"(12,085,833)"
	"(6,993,204)"		"(4,003,736)"
	"(10,133,893)"

"    Interest income, net of cash management fees"	"610,583.59 "
	"1,804,811 "		"633,310 "		"1,850,924 "
	"1,194,228 "

 Total income (loss)	"(1,341,356)"		"(10,281,022)"
	"(6,359,894)"		"(2,152,812)"
	"(8,939,665)"

General and administrative expenses

    Advisor's management fees	"250,745 "		"1,129,651 "
	"517,579 "		"1,572,126 "				"878,907 "
    Advisor's incentive fees	0 		0
		0
    Administrative expenses	"14,141 "		"10,411 "		"11,366 "
	"63,652 "				"(3,730)"

  Total general and administrative expenses	"264,886 "		"1,140,062
"		"528,945 "		"1,635,778 "				"875,176 "

  Minority Interest	"8,639 "		"99,920 "		"73,400 "
	"39,574 "				"91,281 "

Net income (loss)	"(1,597,603)"		"(11,321,164)"
	"(6,815,439)"		"(3,749,016)"
	"(9,723,561)"


PROFIT (LOSS) PER UNIT OF

  PARTNERSHIP INTEREST	($58.14)		($410.61)		($284.10)
	($153.65)				($352.47)

	(see Note 1)		(see Note 1)

"These Statements of Operations, in the opinion of management, reflects all adjustments " necessary to fairly state the financial condition of Everest Futures Fund.
(See Note 6)

See accompanying notes to the financial statements.




"EVEREST FUTURES FUND, LP"
COMBINED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

"For the period January 1, 2000 through September 30, 2000"

UNAUDITED


			Limited		General
	Units*		Partners		Partners		Total

"Partners' capital at Jan 1, 2000"	"22,615.30 "		"39,632,760 "
	"$347,850 "		"$39,980,610 "

Net profit (loss)			"(11,239,662)"		"(81,502)"
	"(11,321,164)"

Additional Units Sold 	"9,802.94 "		"15,967,928 "		0
	"15,967,928 "
(see Note 1)
Redemptions (see Note 1)	"(5,494.54)"		"(8,232,970)"
	0 		"(8,232,970)"

"Partners' capital at September 30, 2000"	"26,923.70 "
	"$36,128,056 "		"$266,348 "		"$36,394,404 "


Net asset value per unit
"   January 1, 2000(see Note 1)"			"1,752.48 "		"1,752.48 "


Net profit (loss) per unit (see Note 1)			(410.61)
	(410.61)

Net asset value per unit
"   September 30, 2000"			"$1,341.87 "		"$1,341.87 "


* Units of Limited Partnership interest.


"This Statement of Changes in Partners' Capital, in the opinion of management, reflects all" adjustments necessary to fairly state the financial condition of Everest
Futures Fund. (See Note 6)

See accompanying notes to the financial statements.


"EVEREST FUTURES FUND, LP"
COMBINED STATEMENTS OF CASH FLOWS

UNAUDITED



	"Jan 1, 2000"		"Jan 1, 1999"
	through 		through
	"Sep 30, 2000"		"Sep 30, 1999"

Cash flows from operating activities:

   Net income (loss)	"(11,321,164)"		"(3,749,016)"

   Adjustments to reconcile net income (loss) to net

       cash provided by (used in) operating activities:

     Decrease (increase) in net unrealized trading

       gain (loss) on open contracts	"2,762,900 "		"7,156,924
"
     Decrease in net unrealized gain (loss) on investments	"(37,442)"
	"(23,565)"
     Decrease (Increase) in investments	"6,508,188 "
	"(24,048,017)"
     Increase (decrease) in interest receivable	"441,697 "		"(128,798)"

     Increase (decrease) in commission payable	"(30,406)"		"(2,765)"

     Increase (decrease) in management and incentive

        fee payable	"(67,528)"		"(25,812)"

     Increase (decrease) in redemptions payable	"313,993 "		"(154,371)"

     Increase (decrease) in accrued expenses	"(11,752)"		"(2,614)"

     Increase (decrease) in selling and offering expenses	"16,322 "
	"8,302 "
     Increase (decrease)  in minority interest	"(452,105)"		"(39,573)"


     Net cash provided by (used in)
       operating activities	"(1,877,298)"		"(21,009,305)"


Cash flows from financing activities:

   Units Sold	"15,967,928 "		"3,283,255 "

   Partner redemptions	"(8,232,970)"		"(7,095,933)"



   Net cash provided by (used in)
     financing activities	"7,734,958 "		"(3,812,678)"


Net increase (decrease) in cash	"5,857,660 "		"(24,821,983)"


Cash and cash equivalents at beginning of period	"$21,692,642 "
	"49,909,388 "

"Due to the 1999 audit change made by KPMG at year end, they restated cash at boy and eoy to include broker acct balance."

Cash and cash equivalents at end of period	"$27,550,302 "
	"$25,087,405 "		($0)

"These Statements of Cash Flows, in the opinion of management, reflects all adjustments " necessary to fairly state the financial condition of Everest Futures Fund.
(See Note 6)

See accompanying notes to the financial statements.

