Form 10-Q
period 2001-03-31
EVEREST FUTURES FUND L P
filed 2001-05-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2001

                    Commission File Number 0-17555

                       EVEREST FUTURES FUND, L.P.
          (Exact name of registrant as specified in its charter)


        Iowa                                                 42-1318186
        State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

        2280 West Tyler Street, Suite 105, Fairfield, Iowa             52556
        (Address of principal executive offices)                   (ZipCode)

        Registrant's telephone number, including area code:   (641) 472-5500

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

                                MARCH 31, 2001


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

The public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $74,609,407 for 42,474.16 Units sold July 1, 1995 through March 31, 2001.

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


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared on a combined basis and include the accounts of Everest Futures Fund, L.P. and Everest Futures Fund II, L.P. All significant intercompany transactions and balances have been eliminated in the accompanying combined financial statements. Effective September 11, 2000, Everest Futures Fund II, L. P. was dissolved.

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




(4)  OTHER AGREEMENTS

John W. Henry & Company, Inc. was the Partnership's sole trading advisor from May 1, 1994 through July 31, 2000. Effective August 1, 2000, approximately 50% of the Partnership's assets were allocated to Trilogy Capital Management, LLC's Barclay Futures Index Program. As of March 31 2001, JWH managed approximately 56% of the Partnership's assets, and Trilogy managed approximately 44%.

JWH receives a monthly management fee equal to 0.33% (4% annually) of the Partnership's month-end allocated assets, as defined, and a quarterly incentive fee of 15% (20% prior to April 1, 1995) of the Partnership's trading profits allocable to its trading exclusive of interest income on allocated assets, as defined. The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership. Effective October 1, 2000, JWH revised its fee structure. JWH currently receives a monthly management fee of 0.167% (2%) annually and an incentive fee of 20%.

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

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Partnership as of
March 31, 2001:

COMMODITY GROUP




UNREALIZED GAIN/(LOSS)

FOREIGN CURRENCIES



1,942,303
STOCK INDICES




156,945
METALS





173,953
INTEREST RATE INSTRUMENTS


284,526
ENERGIES                                             92,110
AGRICULTURAL                                      1,135,628








____________
TOTAL





3,785,465

The range of maturity dates of these exchange traded open contracts is April of 2001 to March of 2002. The average open trade equity for the period of January 1, 2001 to March 31, 2001 was $4,131,051.

The margin requirement at March 31, 2001 was $5,103,567. To meet this requirement, the Partnership had on deposit with the Clearing Broker
$1,299,486                         in segregated funds, $1,555,459 in
secured funds and $2,520,602 in non-regulated funds.

Cash was on deposit with the Clearing Broker in each time period of the financial statements that exceeded the cash requirements of the Commodity Interests of the Partnership.



(6) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 31, 2001, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.



Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operation

Fiscal Quarter ended March 31, 2001


The Partnership recorded a gain of $4,275,321 or $163.15 per Unit for the first quarter of 2001. This compares to a loss of $5,502,945 or $200.52 per Unit for the first quarter of 2000.

The Partnership continued to employ two different trading strategies for the first quarter 2001. The Fund was '1.08% in January. The John W. Henry & Company Financial and Metals Portfolio (JWH) was profitable for the month due to interest rate positions. A significant portion of the positive returns occurred during the last days of the month surrounding the Fed cut in rates on January 21st. In spite of the unusual action of two 50 basis point rate cuts by the Fed in a single month, bond prices actually declined by just over 2 points for January. All the remaining sections traded, currencies, non-US stock indices and metals, incurred losses. The Barclay Futures Index Program (BFIP) had an allocation of approximately 50% of the Fund's assets for the first quarter 2001. In January the Index had a decline for the Fund of 6.03%. The largest losses came in the energies and grains and overall six of the seven sub-indexes (or sectors) were negative. The only exception was profits in softs, especially sugar. All in all, the Partnership posted a loss of $455,012 or $17.43 per Unit in January.

The Fund was +0.78% in February. The JWH allocation was again positive with gains in short term interest rates. The short term rates reacted to central bank easing and the massive rally in the Japanese government Bond as the Japanese economy showed signs of sputtering, realized gains. After eliminating their zero interest rate policy last August because of the belief that a recovery was around the corner, the Bank of Japan is again following a monetary policy of easing as rates were brought down 15 basis points. The Japanese stock market reacted and the Nikkei stock index hit a 15 year low during February. Currencies suffered losses for the month as they were affected by a weakening in the euro, which offset some of the earlier gains from the beginning of the year. Late in the month, the euro tumbled to two-month lows against the dollar in the wake of Turkey's lira currency float. Market concerns about European bank exposure to Turkish assets helped push the euro, already trending lower during the month, to fresh troughs. Metals were slightly unprofitable for the month. The BFIP allocation of the Fund lost 1.35%. The passive index had losses in metals and currencies and profits in meats, softs, and energies. Overall, the Partnership posted a gain of $318,381 or $12.51 per Unit in February.

The Fund was +10.42% in March. The JWH program was +12.88% with all four sectors being profitable. Currencies led the way due to continued weakness in the Japanese yen, although the other currencies were also profitable. Declining interest rates also helped for the month, led by the Euro Bund and the Japanese government bond. Many attributed the strength in bond prices to be the result of the "flight to safety" due to continued weakness in the equity markets. Stock index trading was mixed and there was a small gain in metals. The BFIP gained back its losses from January and February with a +7.49% result in March. The gains came in the softs, metals, grains, currencies and energies. Smaller losses came in meats and financials. Overall, the Partnership posted a gain of $4,411,952 or $168.07 per Unit in March.

During the quarter, additional Units sold consisted of 1026.49 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $1,656,356. Investors redeemed a total of 1,060.18 Units during the quarter. At the end of the quarter there were 26,069.99 Units outstanding (including 198.49 Units owned by the General Partner).

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

In the first month of the quarter the Partnership posted a loss resulting primarily from volatility in the currency sector. The Partnership posted a loss for the second month of the quarter resulting primarily from trading in global interest rates. During the third month of the quarter currency destabilization and massive capital shifts out of the U.S. dollar resulted in a loss for the Partnership. Overall, the first quarter of fiscal 2000 ended negatively for the Partnership accounts managed by JWH. At March 31, 2000, John W. Henry & Company, Inc. was managing 100% of the Partnership's assets using its Financial and Metals Portfolio.

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

During the fiscal quarter ended March 31, 2001, the Partnership had no credit exposure to a counterparty which is a foreign commodities exchange or to any counterparty dealing in over the counter contracts which was material.








Item 3.        Quantitative and Qualitative Disclosures




About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2000.




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

Date: May 14, 2001


By:

Everest Asset Management, Inc.,
                                          its General Partner







By:

/s/ Peter Lamoureux







Peter Lamoureux







President

Part I.  Financial Information



Item 1.  Financial Statements

"Following are Financial Statements for the fiscal quarter ending March 31, 2001"



	Fiscal Quarter		Year to Date		 Fiscal Year
	Fiscal Quarter		Year to Date
	Ended 3/31/01		to 3/31/01		Ended 12/31/00		Ended
3/31/00		to 3/31/00

Statement of
Financial Condition	X				X

Statement of
Operations	X		X				X		X

Statement of Changes
in Partners' Capital			X

Statement of
Cash Flows			X						X

Notes to Financial
Statements	X


"EVEREST FUTURES FUND, LP"
                               COMBINED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

	"Mar 31, 2001"		"Dec 31, 2000"

ASSETS
Cash and cash equivalents	"32,716,431 "		"19,699,842 "

Equity in commodity trading accounts:

   Amount Due from broker	"5,375,547 "		"3,679,722 "

   Net unrealized trading gains on open contracts	"3,785,465 "
	"5,019,780 "
"Investments, at fair value"	"5,037,100 "		"14,340,365 "

Tax receivable	"36,445 "		"36,445 "
Interest receivable	"176,182 "		"299,333 "


      Total assets	"47,127,169 "		"43,075,487 "




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued expenses	"28,950 "		"25,700 "

   Commissions payable	"181,775 "		"160,192 "

   Advisor's management fee payable	"116,948 "		"68,143 "

   Advisor's incentive fee payable	"29,399 "		0

   Redemptions payable	"322,474 "		"572,530 "

   Deferred Partnership offering proceeds	0 		0

   Selling and Offering Expenses Payable	0 		0


      Total liabilities	"679,547 "		"826,565 "



Partners' Capital:
"   Limited partners (25,871.50 and 25,905.20 units"

"     outstanding at 3/31/01 and 12/31/00, respectively)"	" 46,093,981 "
	"41,927,664 "
      (see Note 1)
   General partners (198.49 units outstanding

     at 3/31/01 and 12/31/00.)	" 353,641 "		"321,258 "

      (see Note 1)
      Total partners' capital	"46,447,622 "		"42,248,922 "


"      Total liabilities, minority interest,"

        and partners' capital	"$47,127,169 "		"$43,075,487 "



Net asset value per outstanding unit of Partnership

  interest	"$1,781.65 "		"$1,618.50 "


"This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary" to fairly state the financial condition of Everest Futures Fund. (See Note 6)




"EVEREST FUTURES FUND, L.P."
COMBINED STATEMENTS OF OPERATIONS

"For the period January 1, 2001 through March 31, 2001"

UNAUDITED

	"Jan 1, 2001"		"Jan 1, 2001"		"Jan 1, 2000"
	"Jan 1, 2000"
	through		through		through		through
	"Mar 31, 2001"		"Mar 31, 2001"		"Mar 31, 2000"
	"Mar 31, 2000"

REVENUES

Gains on trading of commodity futures

"  and forwards contracts, physical"

  commodities and related options:

  Realized gain (loss) on closed positions	"5,637,319 "
	"5,637,319 "		"(6,925,697)"		"(6,925,697)"
   Change in unrealized trading gain (loss)

     on open contracts	"(1,234,315)"		"(1,234,315)"
	"2,064,338 "		"2,064,338 "
   Change in net unrealized gain (loss) on investments	"2,194 "
	"2,194 "		"47,496 "		"47,496 "
   Net foreign currency translation gain (loss)	"82,557 "		"82,557 "
	"(187,591)"		"(187,591)"
   Brokerage Commissions	"(626,890)"		"(626,890)"		"(687,812)"
	"(687,812)"

 Total trading income (loss)	"3,860,865 "		"3,860,865 "
	"(5,689,266)"		"(5,689,266)"

"    Interest income, net of cash management fees"	"616,736 "		"616,736
"		"605,852 "		"605,852 "

 Total income (loss)	"4,477,601 "		"4,477,601 "
	"(5,083,415)"		"(5,083,415)"

General and administrative expenses

    Advisor's management fees	"163,321 "		"163,321 "		"441,472 "
	"441,472 "
    Advisor's incentive fees	"29,399 "		"29,399 "		0 		0

    Administrative expenses	"9,559 "		"9,559 "		"(21,942)"
	"(21,942)"

  Total general and administrative expenses	"202,280 "		"202,280 "
	"419,530 "		"419,530 "

  Minority Interest	0 		0 		0 		0

Net income (loss)	"4,275,321 "		"4,275,321 "	 	"(5,502,945)"
		"(5,502,945)"


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST	$163.15 		$163.15 		($200.52)
	($200.52)

	(see Note 1)		(see Note 1)
"This Statement of Operations, in the opinion of management, reflects all adjustments "
necessary to fairly state the financial condition of Everest Futures Fund. (See
Note 6)





"EVEREST FUTURES FUND, LP"
COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

"For the period January 1, 2001 through March 31, 2001"

UNAUDITED


			Limited		General
	Units*		Partners		Partners		Total

"Partners' capital at Jan 1, 2001"	"26,103.69 "		"41,927,664 "
	"$321,258 "		"$42,248,922 "

Net profit (loss)			"4,242,938 "		"32,383 "
	"4,275,320 "

Additional Units Sold 	"1,026.49 "		"1,656,356 "		0
	"1,656,356 "
(see Note 1)
Redemptions (see Note 1)	"(1,060.18)"		"(1,732,976)"		0
		"(1,732,976)"

"Partners' capital at March 31, 2001"	"26,069.99 "		"$46,093,981 "
		"$353,641 "		"$46,447,622 "


Net asset value per unit
"   January 1, 2001(see Note 1)"			"1,618.50 "		"1,618.50 "


Net profit (loss) per unit (see Note 1)			163.15 		163.15


Net asset value per unit
"   March 31, 2001"			"$1,781.65 "		"$1,781.65 "


* Units of Limited Partnership interest.


"This Statement of Changes in Partners' Capital, in the opinion of management, reflects all" adjustments necessary to fairly state the financial condition of Everest Futures
Fund. (See Note 6)


"EVEREST FUTURES FUND, LP"
COMBINED STATEMENTS OF CASH FLOWS

UNAUDITED



	"Jan 1, 2001"		"Jan 1, 2000"
	through 		through
	"Mar 31, 2001"		"Mar 31, 2000"


Net profit (loss)	"4,275,321 "		"(5,502,945)"

   Adjustments to reconcile net profit

     (loss) to net cash provided by

     (used in) operating activities:

   Change in assets and liabilities:

     Unrealized gain (loss) on open

       futures contracts	"1,234,315 "		"(2,132,545)"

     Interest receivable	"123,151 "		"342,126 "

     Decrease (Increase) in commodity trading accounts	0 		0

     Accrued liabilities	"103,038 "		"(2,018)"

     Redemptions payable	"(250,056)"		"362,474 "

"     Investments, at fair value"	"9,303,265 "		"(1,196,800)"

     Deferred Offering Proceeds	0 		0
     Selling and Offering Expenses Payable	0 		"34,451 "

    Change in Minority Interest			"(52,103)"


     Net cash provided by (used in)
       operating activities	"14,789,034 "		"(8,147,360)"


Cash flows from financing activities:

   Units Sold	"1,656,356 "		"14,033,699 "

   Partner redemptions	"(1,732,976)"		"(3,274,811)"



   Net cash provided by (used in)
     financing activities	"(76,621)"		"10,758,888 "


Net increase (decrease) in cash	"14,712,413 "		"2,611,528 "


Cash at beginning of period	"$23,379,564 "		"$21,692,642 "


Cash at end of period	"$38,091,977 "		"$24,304,170 "


"This Statement of Cash Flows, in the opinion of management, reflects all adjustments " necessary to fairly state the financial condition of Everest Futures Fund. (See
Note 6)
