Form 10-Q
period 2001-06-30
EVEREST FUTURES FUND L P
filed 2001-08-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2001

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

                                JUNE 30, 2001


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

The public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $74,609,407 for 42,474.16 Units sold July 1, 1995 through June 30, 2001.

During its operation, the Partnership has had various advisors. In December 1990, John W. Henry & Company, Inc. (JWH) began trading for the Partnership as one of the Partnership's trading advisors. In May 1994, JWH became the sole advisor to the Partnership. In March 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Everest II) and JWH began trading for Everest II. In July 2000, the Partnership redeemed approximately 50% of its assets from Everest II and allocated them to Trilogy's Barclay Futures Index Program. The Partnership instructed Trilogy to trade its account using twice the leverage of Trilogy's unleveraged portfolio to attempt to achieve a return greater than the return of the Index before fees and expenses. Effective as of the close of business August 31, 2000, the Partnership liquidated the balance of its investment in Everest II and opened a trading account directly with JWH. JWH used its Financial and Metals Portfolio while trading for Everest II and the Partnership through June 30, 2001. Beginning July 1, 2001, JWH will employ its Strategic Allocation Program in trading for the Partnership. Trilogy Capital Management, LLC was terminated as trading advisor for the Partnership June 30, 2001.

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




(4)  OTHER AGREEMENTS

John W. Henry & Company, Inc. was the Partnership's sole trading advisor from May 1, 1994 through July 31, 2000. Effective August 1, 2000 through June 30, 2001, approximately 50% of the Partnership's assets were allocated to Trilogy Capital Management, LLC's Barclay Futures Index Program. On June 30, 2001, Trilogy was terminated as trading advisor. JWH's trading allocation was increased to $40 million for its Strategic Allocation Program.

JWH receives a monthly management fee equal to 0.167 (2% annually) (4% prior to October 1, 2000) of the Partnership's month-end allocated assets, as defined, and a quarterly incentive fee of 20% (15% April 1, 1995 through October 1, 2000) of the Partnership's trading profits allocable to its trading exclusive of interest income on allocated assets, as defined. The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

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

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Partnership as of
June 30, 2001:

COMMODITY GROUP					UNREALIZED GAIN/(LOSS)

FOREIGN CURRENCIES				          146,884
STOCK INDICES					          (67,501)
METALS						           (7,368)
INTEREST RATE INSTRUMENTS			          179,555
ENERGIES                                            (54,094)
AGRICULTURAL                                         43,298
								____________
TOTAL		     				                240,774

The range of maturity dates of these exchange traded open contracts is July of 2001 to June of 2002. The average open trade equity for the period of April 1, 2001 to June 30, 2001 was $1,308,750.

The margin requirement at June 30, 2001 was $5,074,192. To meet this requirement, the Partnership had on deposit with the Clearing Broker
$1,089,341                         in segregated funds, $950,661 in secured
funds and $2,424,789 in non-regulated funds.



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



Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operation

Fiscal Quarter ended June 30, 2001


The Partnership recorded a loss of $3,358,859 or $128.90 per Unit for the second quarter of 2001. This compares to a loss of $4,221,518 or $151.95 per Unit for the second quarter of 2000.

The Partnership continued to employ two different trading advisors for the second quarter 2001. The Fund had a loss of 7.31% in April as both advisors suffered losses. The JWH firm had reversals of trends that had created profits in the first quarter, mostly in currencies and interest rates. The Barclay Futures Index Program (BFIP) gave back most of its gains from March with losses in six out of seven sectors traded. The Partnership recorded a loss of $3,394,496 or $130.21 per unit in April.

May was a positive month for the Fund (+1.51%), with both JWH and the BFIP showing profits. On the JWH side, currencies led the way with the dollar showing strength against the Euro and Swiss franc. Profits were also seen in the British pound. Interest rate positions were slightly negative for JWH, as were overseas stock indexes and metals. The BFIP had gains in 5 out of 7 sectors traded. They were, in this order, softs, energies, grains, financials and currencies. The two losing sectors were metals and meats. The Partnership recorded a gain of $641,062 or $24.92 per unit in May.

June saw a loss of 1.41% for the Fund. The JWH programs were -4.29% coming from losses in interest rate and currency sectors. However, the JWH losses were somewhat offset by the BFIP gain of 1.92% coming in six of their seven sectors traded. The largest gain for BFIP came in softs, following by metals and energies. The Partnership recorded a loss of $605,424 or $23.61 per Unit in June.

During the quarter, no additional Units were sold. Investors redeemed a total of 553.01 Units during the quarter. At the end of the quarter there were 25,516.98 Units outstanding (including 198.49 Units owned by the General Partner).

During the fiscal quarter ended June 30, 2001, the Partnership had no material credit exposure to a counter-party which is a foreign commodities exchange or to any counter-party dealing in over the counter contracts which was material.


Fiscal Quarter ended June 30, 2000


The Partnership recorded a loss of $4,221,518 or $151.95 per Unit for the second quarter of 2000. This compares to a gain of $6,901,733 or $281.62 per Unit for the second quarter of 1999.

At June 30, 2000, John W. Henry & Company, Inc. (JWH) was managing 100% of the Partnership's assets using its Financial and Metals Portfolio. Effective in the near future, a portion of the Partnership's assets will be re-allocated from John W. Henry Company's Financial and Metals Portfolio to Trilogy Capital Management. Exact allocations will be reported in the 3rd quarter report.

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

The Partnership continued to employ two different trading strategies for the first quarter 2001. The Fund was -1.08% in January. The John W. Henry & Company Financial and Metals Portfolio (JWH) was profitable for the month due to interest rate positions. A significant portion of the positive returns occurred during the last days of the month surrounding the Fed cut in rates on January 21st. In spite of the unusual action of two 50 basis point rate cuts by the Fed in a single month, bond prices actually declined by just over 2 points for January. All the remaining sections traded, currencies, non-US stock indices and metals, incurred losses. The Barclay Futures Index Program
(BFIP) had an allocation of approximately 50% of the Fund's assets for the first quarter 2001. In January the Index had a decline for the Fund of 6.03%. The largest losses came in the energies and grains and overall six of the seven sub-indexes (or sectors) were negative. The only exception was profits in softs, especially sugar. All in all, the Partnership posted a loss of $455,012 or $17.43 per Unit in January.

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

The Partnership continued to employ two different trading strategies for the first quarter 2001. The Fund was -1.08% in January. The John W. Henry & Company Financial and Metals Portfolio (JWH) was profitable for the month due to interest rate positions. A significant portion of the positive returns occurred during the last days of the month surrounding the Fed cut in rates on January 21st. In spite of the unusual action of two 50 basis point rate cuts by the Fed in a single month, bond prices actually declined by just over 2 points for January. All the remaining sections traded, currencies, non-US stock indices and metals, incurred losses. The Barclay Futures Index Program
(BFIP) had an allocation of approximately 50% of the Fund's assets for the first quarter 2001. In January the Index had a decline for the Fund of 6.03%. The largest losses came in the energies and grains and overall six of the seven sub-indexes (or sectors) were negative. The only exception was profits in softs, especially sugar. All in all, the Partnership posted a loss of $455,012 or $17.43 per Unit in January.

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



                            		EVEREST FUTURES FUND, L.P.

Date: August 13, 2001			By:	Everest Asset Management, Inc.,
                                          its General Partner

						By:	____________________________
							    Peter Lamoureux
							    President

Part I.  Financial Information



Item 1.  Financial Statements

"Following are Financial Statements for the fiscal quarter ending June 30, 2001"




	Fiscal Quarter		Year to Date		 Fiscal Year
	Fiscal Quarter		Year to Date
	Ended 6/30/01		to 6/30/01		Ended 12/31/00		Ended
6/30/00		to 6/30/00

Statement of
Financial Condition	X				X

Statement of
Operations	X		X				X		X

Statement of Changes
in Partners' Capital			X

Statement of
Cash Flows			X						X

Notes to Financial
Statements	X


"EVEREST FUTURES FUND, LP"
                               COMBINED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

	"Jun 30, 2001"		"Dec 31, 2000"

ASSETS
Cash and cash equivalents	"34,743,175 "		"19,699,842 "

Equity in commodity trading accounts:

   Amount Due from broker	"4,464,791 "		"3,679,722 "

   Net unrealized trading gains on open contracts	"240,775 "
	"5,019,780 "
"Investments, at fair value"	"3,210,163 "		"14,340,365 "

Tax receivable	0 		"36,445 "
Interest receivable	"62,002 "		"299,333 "


      Total assets	"42,720,904 "		"43,075,487 "




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued expenses	"11,383 "		"25,700 "

   Commissions payable	"178,272 "		"160,192 "

   Advisor's management fee payable	"155,327 "		"68,143 "

   Advisor's incentive fee payable	0 		0

   Redemptions payable	"202,751 "		"572,530 "

   Deferred Partnership offering proceeds	0 		0

   Selling and Offering Expenses Payable	0 		0


      Total liabilities	"547,733 "		"826,565 "



Partners' Capital:
"   Limited partners (25,318.49 and 25,905.20 units"

"     outstanding at 6/30/01 and 12/31/00, respectively)"	" 41,845,116 "
	"41,927,664 "
      (see Note 1)
   General partners (198.49 units outstanding

     at 6/30/01 and 12/31/00.)	" 328,055 "		"321,258 "

      (see Note 1)
      Total partners' capital	"42,173,171 "		"42,248,922 "


"      Total liabilities, minority interest,"

        and partners' capital	"$42,720,904 "		"$43,075,487 "



Net asset value per outstanding unit of Partnership

  interest	"$1,652.75 "		"$1,618.50 "


"This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary" to fairly state the financial condition of Everest Futures Fund. (See Note 6)




"EVEREST FUTURES FUND, L.P."
COMBINED STATEMENTS OF OPERATIONS

"For the period January 1, 2001 through June 30, 2001"

UNAUDITED

	"Apr 1, 2001"		"Jan 1, 2001"		"Apr 1, 2000"
	"Jan 1, 2000"
	through		through		through		through
	"Jun 30, 2001"		"Jun 30, 2001"		"Jun 30, 2000"
	"Jun 30, 2000"

REVENUES

Gains on trading of commodity futures

"  and forwards contracts, physical"

  commodities and related options:

  Realized gain (loss) on closed positions	"583,863 "		"6,221,182
"		"(372,720)"		"(7,364,136)"
   Change in unrealized trading gain (loss)

     on open contracts	"(3,544,690)"		"(4,779,005)"
	"(3,297,916)"		"(1,165,372)"
   Change in net unrealized gain (loss) on investments	"4,191 "
	"6,385 "		"(16,524)"		"30,972 "
   Net foreign currency translation gain (loss)	"(38,609)"		"43,948 "
	"(82,456)"		"(272,045)"
   Brokerage Commissions	"(659,574)"		"(1,286,464)"
	"(669,028)"		"(1,363,312)"

 Total trading income (loss)	"(3,654,819)"		"206,046 "
	"(4,438,645)"		"(10,133,893)"

"    Interest income, net of cash management fees"	"476,410 "
	"1,093,146 "		"630,229 "		"1,194,228 "

 Total income (loss)	"(3,178,409)"		"1,299,192 "
	"(3,808,416)"		"(8,939,665)"

General and administrative expenses

    Advisor's management fees	"159,574 "		"322,896 "		"433,281 "
	"878,907 "
    Advisor's incentive fees	0 		"29,399 "		0 		0

    Administrative expenses	"20,876 "		"30,435 "		"18,096 "
	"(3,730)"

  Total general and administrative expenses	"180,450 "		"382,730 "
	"451,376 "		"875,176 "

  Minority Interest	0 		0 		"39,174 "		"91,281 "


Net income (loss)	"(3,358,859)"		"916,462 "	 	"(4,220,618)"
	"(9,723,561)"


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST	($128.90)		$34.25 		($151.95)
	($352.47)

	(see Note 1)		(see Note 1)
"This Statement of Operations, in the opinion of management, reflects all adjustments "
necessary to fairly state the financial condition of Everest Futures Fund.
(See Note 6)





"EVEREST FUTURES FUND, LP"
COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

"For the period January 1, 2001 through June 30, 2001"

UNAUDITED


			Limited		General
	Units*		Partners		Partners		Total

"Partners' capital at Jan 1, 2001"	"26,103.69 "		"41,927,664 "
	"$321,258 "		"$42,248,922 "

Net profit (loss)			"909,665 "		"6,797 "		"916,461 "


Additional Units Sold 	"1,026.49 "		"1,656,356 "		0
	"1,656,356 "
(see Note 1)
Redemptions (see Note 1)	"(1,613.19)"		"(2,648,568)"
	0 		"(2,648,568)"

"Partners' capital at June 30, 2001"	"25,516.98 "
	"$41,845,116 "		"$328,055 "		"$42,173,171 "


Net asset value per unit
"   January 1, 2001(see Note 1)"			"1,618.50 "		"1,618.50 "


Net profit (loss) per unit (see Note 1)			34.25 		34.25


Net asset value per unit
"   June 30, 2001"			"$1,652.75 "		"$1,652.75 "


* Units of Limited Partnership interest.


"This Statement of Changes in Partners' Capital, in the opinion of management, reflects all" adjustments necessary to fairly state the financial condition of Everest
Futures Fund. (See Note 6)


"EVEREST FUTURES FUND, LP"
COMBINED STATEMENTS OF CASH FLOWS

UNAUDITED



	"Jan 1, 2001"		"Jan 1, 2000"
	through 		through
	"Jun 30, 2001"		"Jun 30, 2000"


Net profit (loss)	"916,462 "		" (9,723,562)"

   Adjustments to reconcile net profit

     (loss) to net cash provided by

     (used in) operating activities:

   Change in assets and liabilities:

     Unrealized gain (loss) on open

       futures contracts	"4,779,005 "		" 1,165,372 "

     Interest receivable	"237,331 "		" 398,318 "

     Taxes Receivable	"36,445 "		 -
     Accrued liabilities	"90,947 "		" (12,940)"

     Redemptions payable	"(369,779)"		" (718,788)"

"     Investments, at fair value"	"11,130,202 "		" 2,246,563 "

     Deferred Offering Proceeds	0 		 -
     Selling and Offering Expenses Payable	0 		 687

    Change in Minority Interest			" (91,278)"


     Net cash provided by (used in)
       operating activities	"16,820,614 "		"(6,735,628)"


Cash flows from financing activities:

   Units Sold	"1,656,356 "		"14,043,699 "

   Partner redemptions	"(2,648,568)"		"(5,579,429)"



   Net cash provided by (used in)
     financing activities	"(992,213)"		"8,464,270 "


Net increase (decrease) in cash	"15,828,401 "		"1,728,642 "


Cash at beginning of period	"$23,379,564 "		"$21,692,642 "


Cash at end of period	"$39,207,965 "		"$23,421,284 "


"This Statement of Cash Flows, in the opinion of management, reflects all adjustments " necessary to fairly state the financial condition of Everest Futures Fund.
(See Note 6)
