Form 10-Q
period 2001-09-30
EVEREST FUTURES FUND L P
filed 2001-11-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2001

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

                                SEPTEMBER 30, 2001


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

The public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $74,734,407 for 42,552.87 Units sold July 1, 1995 through September 30, 2001.

During its operation, the Partnership has had various advisors. In December 1990, John W. Henry & Company, Inc. (JWH) began trading for the Partnership as one of the Partnership's trading advisors. In May 1994, JWH became the sole advisor to the Partnership. In March 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Everest II) and JWH began trading for Everest II. In July 2000, the Partnership redeemed approximately 50% of its assets from Everest II and allocated them to Trilogy's Barclay Futures Index Program. The Partnership instructed Trilogy to trade its account using twice the leverage of Trilogy's unleveraged portfolio to attempt to achieve a return greater than the return of the Index before fees and expenses. Effective as of the close of business August 31, 2000, the Partnership liquidated the balance of its investment in Everest II and opened a trading account directly with JWH. JWH used its Financial and Metals Portfolio while trading for Everest II and the Partnership through June 30, 2001. Beginning July 1, 2001, JWH employed its Strategic Allocation Program in trading for the Partnership. Trilogy Capital Management, LLC was terminated as trading advisor for the Partnership June 30, 2001. Beginning September 1, 2001, Mount Lucas Management Corporation began trading its proprietary MLM Index Trading Program (Unleveraged) for the Partnership.

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

Fair Value of Financial Instruments

The financial instruments held by the Company are reported in the statement of financial condition at market or fair value, or at carrying amounts, which approximate fair value, because of their highly liquid nature and short-term maturity.

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






(4)  OTHER AGREEMENTS

John W. Henry & Company, Inc. was the Partnership's sole trading advisor from May 1, 1994 through July 31, 2000. Effective August 1, 2000 through June 30, 2001, approximately 50% of the Partnership's assets were allocated to Trilogy Capital Management, LLC's Barclay Futures Index Program. On June 30, 2001, Trilogy was terminated as trading advisor. JWH's trading allocation was increased to $40 million for its Strategic Allocation Program. Effective September 1, 2001, the Partnership allocated $10 million in assets to Mount Lucas Management Corporation's proprietary MLM Index Trading Program (Unleveraged)(MLM).

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

MLM receives a monthly management fee of 0.0625% (approximately 0.75% annually) of the Partnership's allocated assets.

The Clearing Broker charges the Partnership monthly brokerage commissions equal to 0.5208% (1.0833% prior to April 1, 1995 and 0.50% from April 1, 1995 to August 31, 2001) of the Partnership's beginning-of-month net asset value, as defined. Effective November 1, 1995, the General Partner receives a management fee from the Clearing Broker of approximately 83% of the brokerage commission charged by the Clearing Broker. Prior to November 1, 1995, the General Partner received no management fee.

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


(5)    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Partnership was formed to speculatively trade commodity interests. The Partnership's commodity interest transactions and related cash balances are on deposit with the Clearing Broker or CIS Financial Services, Inc. ("CISFS" or "Forward Currency Broker" and collectively, the "Brokers") at all times. In the event that volatility of trading of other customers of the Brokers impaired the ability of the Brokers to satisfy the obligations to the Partnership, the Partnership would be exposed to off-balance sheet risk. Such risk is defined in Statement of Financial Accounting Standards No. 105 (SFAS
105) as a credit risk. To mitigate this risk, the Clearing Broker, pursuant to the mandates of the Commodity Exchange Act, is required to maintain funds deposited by customers, relating to futures contracts in regulated commodities, in separate bank accounts which are designated as segregated customers' accounts. In addition, the Clearing Broker has set aside funds deposited by customers relating to foreign futures and options in separate bank accounts, which are designated as customer secured accounts. Lastly, the Clearing Broker is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital at least equal to 4% of the funds, required to be segregated pursuant to the Commodity Exchange Act. The Clearing Broker and Forward Currency Broker both have controls in place to make certain that all customers maintain adequate margin deposits for the positions, which they maintain at each Broker. Such procedures should protect the Partnership from the off-balance sheet risk as mentioned earlier. Neither the Clearing Broker or the Forward Currency Broker engage in proprietary trading and thus have no direct market exposure.

The counter party of the Partnership for futures contracts traded in the United States and most non-U.S. exchanges on which the fund trades is the Clearing House associated with the exchange. In general, Clearing Houses are backed by the membership and will act in the event of nonperformance by one of its members or one of the members' customers and as such should significantly reduce this credit risk. In the cases where the Partnership trades on exchanges on which the Clearing House is not backed by the membership, the sole recourse of the Partnership for nonperformance will be the Clearing House. The Forward Currency Broker is the counter party for the Partnership's forward transactions. CISFS policies require that they execute transactions only with top rated financial institutions with assets in excess of $100,000,000.

The Partnership holds futures and futures options positions on the various exchanges throughout the world and forward positions with CISFS, which transacts with various top rated banks throughout the world. As defined by SFAS 105, futures and foreign currency contracts are classified as financial instruments. SFAS 105 requires that the Partnership disclose the market risk of loss from all of its financial instruments. Market risk is defined as the possibility that future changes in market prices may make a financial instrument less valuable or more onerous. If the markets should move against all of the futures positions held by the Partnership at the same time, and if the markets moved such that the trading advisor was unable to offset the futures positions of the Partnership, the Partnership could lose all of its assets and the partners would realize a 100% loss. The Partnership has a contract with one trading advisor who makes the trading decisions on behalf of the Partnership. That trading advisor trades a program, which is diversified among the various futures, contracts in the financials and metals group on exchanges both in the U.S. and outside the U.S. Such diversification should greatly reduce this market risk.

The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Partnership as of September 30, 2001:

COMMODITY GROUP					UNREALIZED GAIN/(LOSS)

FOREIGN CURRENCIES				           (9,149)
STOCK INDICES					          574,189
METALS						          398,521
INTEREST RATE INSTRUMENTS			          865,330
ENERGIES                                            228,953
AGRICULTURAL                                        573,838
								____________
TOTAL		     				              2,631,682

The range of maturity dates of these exchange traded open contracts is October of 2001 to September of 2002. The average open trade equity for the period of July 1, 2001 to September 30, 2001 was $2,382,380.

The margin requirement at September 30, 2001 was $6,977,484. To meet this requirement, the Partnership had on deposit with the Clearing Broker
$1,303,233                         in segregated funds, $1,218,611 in secured
funds and $1,701,600 in non-regulated funds.



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



Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operation

Fiscal Quarter ended September 30, 2001



The Partnership recorded a gain of $2,164,094 or $84.89 per Unit for the third quarter of 2001. This compares to a loss of $1,597,603 or $58.14 per Unit for the third quarter of 2000.

At September 30, 2001, John W. Henry & Company, Inc. (JWH) was managing approximately $42 million in allocated assets for the Partnership, and Mount Lucas Management Corporation's MLM Index (MLM) was managing approximately $10 million in allocated assets. As of September 30, the Partnership had approximately $44 million in assets.

In July, the Partnership had a loss of 3.92%. The JWH Strategic Allocation Program replaced the JWH Financial and Metals Program beginning in July. The month was one of transition, especially for the currency markets, with a key reversal in the dollar's upward movement and growing talk that the dollar trend may be reaching an end. The currency sector under performed, while diversified programs had more modest declines.

In July the MLM Index Program had not yet begun trading. The Partnership had a loss of 1,651,375 or $64.87 per Unit in July.

In August, the Partnership had a gain of 5.63%. The monthly performance was dominated by the active behavior of the central banks, with easing by the Fed, the Bank of Japan, and the European Central Bank (ECB). These actions drove trends in interest rates and currencies. The most significant gains came in European interest rates and the dollar/Euro exchange rate.

The MLM Program did not trade in August. The Partnership had a gain of $2,282,136 or $89.45 per Unit in August.

In September, the Partnership had a gain of 3.59%. The JWH SAP Program had a gain of 3.69%, making profits in the global bond markets. Bond prices rose as investors came out of equities and into bonds after the September 11th attacks on America. Profits were made in precious metals, where prices rose as they often do in a crisis. Profits were also made in overseas stock indices, which tended to sell off as a reaction to the economic uncertainties of the month.

The MLM Index Program received its first allocation in the month of September and posted a gain of 0.67%. The Partnership recorded a gain of $1,533,334 or $60.16 per Unit in September.

During the quarter, additional Units sold consisted of 78.71 limited partnership units; and 0 general partnership units. Additional Units sold during the quarter represented a total of $125,000. Investors redeemed a
total of 268.67           Units during the quarter.  At the end of the quarter
there were 25,327.03             Units outstanding (including 198.49 Units
owned by the General Partner).

During the fiscal quarter ended September 30, 2001, the Partnership had no material credit exposure to a counter-party, which is a foreign commodities exchange, or to any counter-party dealing in over the counter contracts, which was material.


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

In August, the Partnership had a gain of 2.07%. This was the first month that the assets were allocated to both JWH and Trilogy's Barclay Futures Index Program (BFIP). JWH had a loss of 0.56% from metals positions and a stock index position in the Nikkei 225. JWH had gains in currencies as the Euro reached three month lows versus the U.S. dollar and dragged the Swiss franc and British pound with it. The BFIP had a gain of 4.45% for the month. The long positions in the energy sector were responsible for the largest gains but the Index had gains in seven of its nine sectors. The Index is composed of the following sub indexes: Financials Index, Meats Index, Energies Index, Currencies Index, Softs Index, Grains Index and Metals Index. The Partnership had a gain of $809,507 or $28.50 per Unit in August.

In September, the Partnership had a loss of 4.31% as both JWH and the BFIP had losing months. JWH was down 6.42% from losses in interest rates and currencies. Both sectors had profits in the first few weeks of the month. However, European Central Bank intervention to boost the Euro drove both sectors to unprofitability for the month. Reverberations from the currency markets were felt in the interest rate markets. Positions in non-U.S. stock indices were essentially flat and metals positions were slightly profitable. The BFIP had a smaller loss of 2.57% as long positions in energy and softs (particularly sugar) had price corrections toward the end of the month. Profits had been posted in both energy and softs in prior months. The Partnership recorded a loss of $1,680,935 or $60.38 per Unit in September.

During the quarter, additional Units sold consisted of 1,407.72 limited partnership units; and 0 general partnership units. Additional Units sold during the quarter represented a total of $1,924,229. Investors redeemed a total of 1,943.48 Units during the quarter. At the end of the quarter there were 27,122.19 Units outstanding (including 198.49 Units owned by the General Partner).

During the fiscal quarter ended September 30, 2000, the Partnership had no material credit exposure to a counter-party, which is a foreign commodities exchange, or to any counter-party dealing in over the counter contracts, which was material.

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

May was a positive month for the Fund (up 1.51%), with both JWH and the BFIP showing profits. On the JWH side, currencies led the way with the dollar showing strength against the Euro and Swiss franc. Profits were also seen in the British pound. Interest rate positions were slightly negative for JWH, as were overseas stock indexes and metals. The BFIP had gains in 5 out of 7 sectors traded. They were, in this order, softs, energies, grains, financials and currencies. The two losing sectors were metals and meats. The Partnership recorded a gain of $641,062 or $24.92 per unit in May.

June saw a loss of 1.41% for the Fund. The JWH programs were down 4.29% coming from losses in interest rate and currency sectors. However, the JWH losses were somewhat offset by the BFIP gain of 1.92% coming in six of their seven sectors traded. The largest gain for BFIP came in softs, following by metals and energies. The Partnership recorded a loss of $605,424 or $23.61 per Unit in June.

During the quarter, no additional Units were sold. Investors redeemed a total of 553.01 Units during the quarter. At the end of the quarter there were 25,516.98 Units outstanding (including 198.49 Units owned by the General Partner).

During the fiscal quarter ended June 30, 2001, the Partnership had no material credit exposure to a counter-party, which is a foreign commodities exchange, or to any counter-party dealing in over the counter contracts, which was material.


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

During the fiscal quarter ended June 30, 2000, the Partnership had no material credit exposure to a counter-party, which is a foreign commodities exchange, or to any counter-party dealing in over the counter contracts, which was material.



Fiscal Quarter ended March 31, 2001


The Partnership recorded a gain of $4,275,321 or $163.15 per Unit for the first quarter of 2001. This compares to a loss of $5,502,945 or $200.52 per Unit for the first quarter of 2000.

The Partnership continued to employ two different trading strategies for the first quarter 2001. The Fund was down 1.08% in January. The John W. Henry & Company Financial and Metals Portfolio (JWH) was profitable for the month due to interest rate positions. A significant portion of the positive returns occurred during the last days of the month surrounding the Fed cut in rates on January 21st. In spite of the unusual action of two 50 basis point rate cuts by the Fed in a single month, bond prices actually declined by just over 2 points for January. All the remaining sections traded, currencies, non-US stock indices and metals, incurred losses. The Barclay Futures Index Program
(BFIP) had an allocation of approximately 50% of the Fund's assets for the first quarter 2001. In January the Index had a decline for the Fund of 6.03%. The largest losses came in the energies and grains and overall six of the seven sub-indexes (or sectors) were negative. The only exception was profits in softs, especially sugar. All in all, the Partnership posted a loss of $455,012 or $17.43 per Unit in January.

The Fund was up 0.78% in February. The JWH allocation was again positive with gains in short term interest rates. The short term rates reacted to central bank easing and the massive rally in the Japanese government Bond as the Japanese economy showed signs of sputtering, realized gains. After eliminating their zero interest rate policy last August because of the belief that a recovery was around the corner, the Bank of Japan is again following a monetary policy of easing as rates were brought down 15 basis points. The Japanese stock market reacted and the Nikkei stock index hit a 15 year low during February. Currencies suffered losses for the month as they were affected by a weakening in the euro, which offset some of the earlier gains from the beginning of the year. Late in the month, the euro tumbled to two-month lows against the dollar in the wake of Turkey's lira currency float. Market concerns about European bank exposure to Turkish assets helped push the euro, already trending lower during the month, to fresh troughs. Metals were slightly unprofitable for the month. The BFIP allocation of the Fund lost 1.35%. The passive index had losses in metals and currencies and profits in meats, softs, and energies. Overall, the Partnership posted a gain of $318,381 or $12.51 per Unit in February.

The Fund was up 10.42% in March. The JWH program was up 12.88% with all four sectors being profitable. Currencies led the way due to continued weakness in the Japanese yen, although the other currencies were also profitable. Declining interest rates also helped for the month, led by the Euro Bund and the Japanese government bond. Many attributed the strength in bond prices to be the result of the 'flight to safety' due to continued weakness in the equity markets. Stock index trading was mixed and there was a small gain in metals. The BFIP gained back its losses from January and February with a positive 7.49% result in March. The gains came in the softs, metals, grains, currencies and energies. Smaller losses came in meats and financials. Overall, the Partnership posted a gain of $4,411,952 or $168.07 per Unit in March.

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

During the fiscal quarter ended March 31, 2000, the Partnership had no credit exposure to a counterparty, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.



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

In March, profit taking in U.S. tech stocks led to massive capital shifts out of the dollar and into yen. These events destabilized currency and stock markets worldwide. The appreciation of the yen contributed the majority of the losses to the Partnership in that long positions in dollar and euro versus the yen both suffered. Marginal gains in dollar positions against Europe and Australia's currencies proved inadequate in offsetting these losses. Performance in precious, as well as industrial metals was down slightly. Positive performance in March came from the interest rate sector. The 7% correction in tech stocks coupled with the U.S. Treasury's continued buying of longer dated bonds led to positive performance in our bond position. The European Central Bank's decision to raise short-term interest rates led to purchasing European bonds, which assisted our position as well. Overall, the Partnership posted a loss of $952,778 or $32.06 per Unit in March.

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

During the fiscal quarter ended March 31, 2000, the Partnership had no credit exposure to a counter party, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.

See Footnote 5 of the Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Footnote 5, the General Partner reviews on a daily basis reports of the Partnership's performance, including monitoring of the daily net asset value of the Partnership. The General Partner also reviews the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partner relies on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure, which provides the General Partner assurance that the Partnership will not suffer trading losses through the Clearing Broker.





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



                            		EVEREST FUTURES FUND, L.P.

Date: November 13, 2001			By:	Everest Asset Management, Inc.,
                                          its General Partner



						By:	____________________________
							    Peter Lamoureux
							    President

Part I.  Financial Information



Item 1.  Financial Statements

"Following are Financial Statements for the fiscal quarter ending Sep 30, 2001"



	Fiscal Quarter		Year to Date		 Fiscal Year
	Fiscal Quarter		Year to Date
	Ended 9/30/01		to 9/30/01		Ended 12/31/00		Ended
9/30/00		to 9/30/00

Statement of
Financial Condition	X				X

Statement of
Operations	X		X				X		X

Statement of Changes
in Partners' Capital			X

Statement of
Cash Flows			X						X

Notes to Financial
Statements	X


"EVEREST FUTURES FUND, LP"
                               COMBINED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

	"Sep 30, 2001"		"Dec 31, 2000"

ASSETS
Cash and cash equivalents	"32,922,705 "		"19,699,842 "

Equity in commodity trading accounts:

   Amount Due from broker	"4,203,444 "		"3,679,722 "

   Net unrealized trading gains on open contracts	"2,631,682 "
	"5,019,780 "
"Investments, at fair value"	"4,714,945 "		"14,340,365 "

Tax receivable	0 		"36,445 "
Interest receivable	"91,329 "		"299,333 "


      Total assets	"44,564,105 "		"43,075,487 "




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued expenses	"20,633 "		"25,700 "

   Commissions payable	"177,972 "		"160,192 "

   Advisor's management fee payable	"76,564 "		"68,143 "

   Advisor's incentive fee payable	0 		0

   Redemptions payable	"278,528 "		"572,530 "

   Deferred Partnership offering proceeds	0 		0

   Selling and Offering Expenses Payable	"1,250 "		0


      Total liabilities	"554,947 "		"826,565 "



Partners' Capital:
"   Limited partners (25,128.54 and 25,905.20 units"

"     outstanding at 9/30/01 and 12/31/00, respectively)"	" 43,664,253 "
	"41,927,664 "
      (see Note 1)
   General partners (198.49 units outstanding

     at 9/30/01 and 12/31/00.)	" 344,905 "		"321,258 "

      (see Note 1)
      Total partners' capital	"44,009,158 "		"42,248,922 "


"      Total liabilities, minority interest,"

        and partners' capital	"$44,564,105 "		"$43,075,487 "



Net asset value per outstanding unit of Partnership

  interest	"$1,737.64 "		"$1,618.50 "


"This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary" to fairly state the financial condition of Everest Futures Fund. (See Note 6)




"EVEREST FUTURES FUND, L.P."
COMBINED STATEMENTS OF OPERATIONS

"For the period January 1, 2001 through Sep 30, 2001"

UNAUDITED

	"Jul 1, 2001"		"Jan 1, 2001"		"Jul 1, 2000"
	"Jan 1, 2000"
	through		through		through		through
	"Sep 30, 2001"		"Sep 30, 2001"		"Sep 30, 2000"
	"Sep 30, 2000"

REVENUES

Gains on trading of commodity futures

"  and forwards contracts, physical"

  commodities and related options:

  Realized gain (loss) on closed positions	"152,628 "		"6,373,810 "
		"286,559 "		"(7,077,577)"
   Change in unrealized trading gain (loss)

     on open contracts	"2,390,907 "		"(2,388,098)"
	"(1,597,528)"		"(2,762,900)"
   Change in net unrealized gain (loss) on investments	"(46,189)"
	"(41,997)"		"6,470 "		"37,442 "
   Net foreign currency translation gain (loss)	"92,050 "		"135,998 "
	"(60,260)"		"(332,305)"
   Brokerage Commissions	"(629,458)"		"(1,915,921)"
	"(587,180)"		"(1,950,492)"

 Total trading income (loss)	"1,959,939 "		"2,163,791 "
	"(1,951,940)"		"(12,085,833)"

"    Interest income, net of cash management fees"	"427,716 "
	"1,523,056 "		"610,584 "		"1,804,811 "

 Total income (loss)	"2,387,655 "		"3,686,847 "
	"(1,341,356)"		"(10,281,022)"

General and administrative expenses

    Advisor's management fees	"208,423 "		"531,318 "		"250,745 "
	"1,129,651 "
    Advisor's incentive fees	0 		"29,399 "		0 		0

    Administrative expenses	"15,138 "		"45,573 "		"14,141 "
	"10,411 "

  Total general and administrative expenses	"223,561 "		"606,291 "
	"264,886 "		"1,140,062 "

  Minority Interest	0 		0 		"8,639 "		"99,920 "


Net income (loss)	"2,164,094 "		"3,080,556 "
	"(1,597,603)"		"(11,321,164)"


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST	$84.89 		$119.14 		($58.14)
	($410.61)

	(see Note 1)		(see Note 1)
"This Statement of Operations, in the opinion of management, reflects all adjustments "
necessary to fairly state the financial condition of Everest Futures Fund.
(See Note 6)





"EVEREST FUTURES FUND, LP"
COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

"For the period January 1, 2001 through Sept 30, 2001"

UNAUDITED


			Limited		General
	Units*		Partners		Partners		Total

"Partners' capital at Jan 1, 2001"	"26,103.69 "		"41,927,664 "
	"$321,258 "		"$42,248,922 "

Net profit (loss)			"3,056,909 "		"23,647 "
	"3,080,555 "

Additional Units Sold 	"1,105.20 "		"1,781,356 "		0
	"1,781,356 "
(see Note 1)
Redemptions (see Note 1)	"(1,881.86)"		"(3,101,676)"
	0 		"(3,101,676)"

"Partners' capital at Sept 30, 2001"	"25,327.03 "		"$43,664,253
"		"$344,905 "		"$44,009,158 "


Net asset value per unit
"   January 1, 2001(see Note 1)"			"1,618.50 "		"1,618.50 "


Net profit (loss) per unit (see Note 1)			119.14 		119.14


Net asset value per unit
"   Sept 30, 2001"			"$1,737.64 "		"$1,737.64 "


* Units of Limited Partnership interest.


"This Statement of Changes in Partners' Capital, in the opinion of management, reflects all" adjustments necessary to fairly state the financial condition of Everest
Futures Fund. (See Note 6)


"EVEREST FUTURES FUND, LP"
COMBINED STATEMENTS OF CASH FLOWS

UNAUDITED



	"Jan 1, 2001"		"Jan 1, 2000"
	through 		through
	"Sept 30, 2001"		"Sept 30, 2000"


Net profit (loss)	"3,080,556 "		" (11,321,164)"

   Adjustments to reconcile net profit

     (loss) to net cash provided by

     (used in) operating activities:

   Change in assets and liabilities:

     Unrealized gain (loss) on open

       futures contracts	"2,388,098 "		" 2,762,900 "

     Interest receivable	"208,004 "		" 441,697 "

     Taxes Receivable	"36,445 "		 -
     Accrued liabilities	"21,134 "		" (109,686)"

     Redemptions payable	"(294,002)"		" 313,993 "

"     Investments, at fair value"	"9,625,420 "		" 6,470,745 "

     Deferred Offering Proceeds	0
     Selling and Offering Expenses Payable	"1,250 "		" 16,322 "

    Change in Minority Interest			" (452,105)"


     Net cash provided by (used in)
       operating activities	"15,066,906 "		"(1,877,298)"


Cash flows from financing activities:

   Units Sold	"1,781,356 "		"15,967,928 "

   Partner redemptions	"(3,101,676)"		"(8,232,970)"



   Net cash provided by (used in)
     financing activities	"(1,320,320)"		"7,734,958 "


Net increase (decrease) in cash	"13,746,586 "		"5,857,660 "


Cash at beginning of period	"$23,379,564 "		"$21,692,642 "


Cash at end of period	"$37,126,150 "		"$27,550,302 "


"This Statement of Cash Flows, in the opinion of management, reflects all adjustments " necessary to fairly state the financial condition of Everest Futures Fund.
(See Note 6)
