Form 10-K
period 2001-12-31
EVEREST FUTURES FUND L P
filed 2002-04-01
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10K


  Annual report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934


   For the fiscal year ended       Commission File Number 0-17555
       December 31, 2001

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

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February
   28, 2002:       $39,268,945.03



                              Part 1

Item 1.  Business

Everest Futures Fund, L.P. (the "Partnership") is a limited partnership organized on June 20, 1988 under the Iowa Uniform Limited Partnership Act. The business of the Partnership is the speculative trading of commodity futures contracts and other commodity interests, including forward contracts on foreign currencies (Commodity Interests) either directly or through investing in other, including subsidiary, partnerships, funds or other limited liability entities. The Partnership commenced its trading operations on February 1, 1989. Its General Partner is Everest Asset Management, Inc. (the "General Partner") a Delaware corporation organized in December, 1987.

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

The initial public offering of the Partnership's Units of limited partnership interests (Units) pursuant to a registration statement on Form S-18 and Prospectus was declared effective and commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of 42,736.19 additional Units sold for $75,054,598 since July 1, 1995 through December 31, 2001.

During its operation, the Partnership has had various advisors. In December 1990, John W. Henry & Company, Inc. (JWH) began trading for the Partnership as one of the Partnership's trading advisors. In May 1994, JWH became the sole advisor to the Partnership. In March 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Everest II) and JWH began trading for Everest II. In July 2000, the Partnership redeemed approximately 50% of its assets from Everest II and allocated them to Trilogy Capital Management, LLC's (Trilogy) Barclay Futures Index Program
(BFIP). The Partnership instructed Trilogy to trade its account using twice the leverage of Trilogy's un-leveraged portfolio to attempt to achieve a return greater than the return of the Index before fees and expenses. Effective as of the close of business August 31, 2000, the Partnership liquidated the balance of its investment in Everest II and opened a trading account directly with JWH. JWH has used its Financial and Metals Portfolio while trading for Everest II and the Partnership through June 30, 2001. Beginning July 1, 2001, JWH began trading its Strategic Allocation Program for the Partnership with a trading allocation of $40 million. Trilogy was terminated as trading advisor June 30, 2001. Effective September 1, 2001, Mount Lucas Management Corporation (MLM) was added as trading advisor with an initial allocation of $10 million. This allocation represented notional funding for the Partnership.

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

The address of the General Partner and the Partnership is 2280 West Tyler Street, Suite 105, Fairfield, Iowa 52556, and the telephone number is (641) 472-5500. The General Partner changed its name as of March 1, 1994 and amended its Certificate of Incorporation, with no other changes, accordingly. In accordance with the provisions of the Commodity Exchange Act and the rules of the National Futures Association (NFA), the General Partner is registered as a commodity pool operator and a commodity trading advisor, JWH and MLM are registered as commodity trading advisors and the Commodity Broker is registered as a futures commission merchant, each subject to regulation by the Commodity Futures Trading Commission (CFTC). Each is also a member of the NFA in such capacity.

The General Partner to the exclusion of the limited partners of the Partnership (the "Limited Partners"), manages and conducts the business of the Partnership. Thus the General Partner (i) selects and monitors the independent commodity trading advisor(s) and the Commodity Broker; (ii) allocates and/or reallocates assets of the Partnership to or from JWH, MLM and/or the advisor(s); (iii) determines if an advisor or commodity broker should be removed or replaced; (iv) negotiates management fees, incentive fees and brokerage commissions; (v) determines its own compensation with respect to management and administrative fees; and (vi) performs such other services as the Partnership may from time to time request, except that all trading decisions are made by JWH and MLM and not the General Partner. In addition, the General Partner selects the commodity broker(s) that will clear trades for the advisor(s). Cargill Investor Services, Inc. currently acts as Everest's commodity broker and CIS Financial Services, Inc., an affiliate of Cargill Investor Services, Inc., acts as Everest's currency dealer.

The General Partner is responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other federal or state agencies having jurisdiction over the Partnership's operations; calculation of the Net Asset Value (meaning the total assets less total liabilities of the Partnership {for a more precise definition, see the Exhibit "Form 10 - General Form for Registration of Securities" incorporated by reference hereto}) and directing payment of the management and incentive fees payable to JWH and MLM or the advisor(s)under an advisory agreement(s) entered into with the commodity trading advisor(s).


Everest pays the Commodity Broker a brokerage commission charge equal to 0.5052% of the Partnership's Beginning Net Asset Value as of the beginning of each month (approximately 6.0625% annually). Monthly brokerage commissions will increase incrementally to 0.5208% (approximately 6.25% annually) as the trading allocation to MLM increases. Approximately 83% of this amount is rebated by the Commodity Broker to the General Partner. If there is a material change in Everest's brokerage commission structure, investors and Limited Partners will be informed in writing. The Commodity Broker may, in the future, increase the fee charged to Everest.

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

Everest pays John W. Henry & Company, Inc., one of its current commodity trading advisors, a monthly management fee equal to 0.167% (approximately 2% annually) of Everest's month-end Allocated Assets, as defined, and a quarterly incentive fee equal to 20% (15% April 1, 1995 through October 1, 2000) of Everest's trading profits allocable to its trading exclusive of interest income on Allocated Assets, as defined. The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets
reallocated to another advisor) are recouped by Everest.   Prior
to October 1, 2000, the management fee paid to JWH was 4% annually.

MLM receives a monthly management fee of 0.0625% (0.75% annually) of the Partnership's month-end allocated assets as defined. As
MLM uses the MLM Index-Unleveraged, they do not receive an incentive fee.

Trilogy received a monthly management fee equal to 0.075%
(approximately 0.90% annually) of Everest's month-end allocated assets, as defined. Trilogy did not receive an incentive fee.

The Commodity Broker has agreed to pay Everest interest on Everest's assets (including open trade equity) deposited with it during a month at the average of 91-day U.S. Treasury Bills purchased by the Commodity Broker during each month. The Commodity Broker will retain all excess interest, if any, earned on Everest assets, above the amount of interest paid to Everest. The interest rate to be paid by the Commodity
Broker to Everest is a negotiated rate which has been negotiated between the Commodity Broker and the General Partner. The actual interest income on Everest's assets earned by the Commodity Broker may be greater than or less than the negotiated rate to be paid by the Commodity Broker to Everest. The Commodity Broker will also be responsible for execution and clearance of futures contracts (and possibly certain other Commodity Interests).

A selling commission of 3% of the Net Asset Value of Units sold will be paid, unless waived in whole or in part by the General Partner, by the Limited Partners to Capital Management Partners, Inc. ("Capital") or the additional selling agents in connection with the sale of the Units. Capital is a CFTC-regulated introducing broker, an NFA member, and an affiliate of the General Partner. Capital is also registered with the National Association of Securities Dealers (NASD) as a broker dealer. The General Partner may pay up to 100% of the funds it receives from the Commodity Broker to Capital and the additional selling agents as additional selling commission.

The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will be approximately $65,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 1997-2001 can be found in the table in Item 6 below.

Neither the Partnership nor the General Partner has any employees other than their officers and directors, all of whom are employees of affiliated companies of the Partnership and General Partner. Rather, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts the services of research, fund administration, client support (marketing) and management information systems and analysis to Capital. As of December 31, 2001 Capital had 11 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of this limited partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership's business, as of December 31, 2001 is set forth under Items 6 and 7 herein.

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

Competition

JWH, MLM, and any other advisor(s) of the Partnership, its or their respective principals, affiliates and employees are free to trade for their own accounts and to manage other commodity accounts during the term of the Advisory Agreement and to use the same information and trading strategy which JWH and/or MLM obtains, produces or utilizes in the performance of services for the Partnership through its investment in Everest. To the extent that JWH or MLM recommends similar or identical trades to the Partnership and other accounts which it manages, the Partnership may compete with those accounts for the execution of the same or similar trades.

Other trading advisors who are not affiliated with the Partnership may utilize trading methods which are similar in some respects to those methods used by JWH, MLM, or any other future Partnership's advisor(s). These other trading advisors could also be competing with the Partnership for the same or similar trades as requested by the Partnership's advisor(s).


Item 2.	Properties

The Partnership does not utilize any physical properties in the conduct of its business. The General Partner uses the offices of the Selling Agent at no additional charge to the Partnership, to perform their administrative functions, and the Partnership uses the offices of the Selling Agent, again at no additional charge to the Partnership, as its principal administrative offices.


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

        (b) As of December 31, 2001, there were 24,907.39 Units held by Limited Partners and 198.49 held by the General Partner. A total of 13,478.59 Units were redeemed by Limited Partners and 69.5 units were redeemed by the General Partner from January 1, 1999 to December 31, 2001. The Partnership's Fifth Amended and Restated Agreement of Limited Partnership contains a full description of redemption and distribution procedures.

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


Item 6.	Selected Financial Data

                         1997    1998      1999    2000	2001

                         (In thousands, except amounts per Unit)

1. Operating Revenues    $7,337  $9,170  $(4,695) (186)    4,688
2. Income (Loss) from
   Continuing Operations  4,190    3,756  (9,713)(3,969     1,284
3. Income (Loss) Per Unit 240.0   594.80 (405.66)(133.98)  48.46
4. Total Assets          39,462   57,221  41,849  43,075   42,235
5. Long Term Obligations  0       0       0        0       0
6. Cash Dividend per Unit 0       0       0        0       0


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

For the year ended December 31, 2001, Limited Partners redeemed a total of 2,286.33 Units for $3,783,769 and the General Partner did not redeem any Units. For the year ended December 31, 2000, Limited Partners redeemed a total of 6,538.33 Units for $9,768,550 and the General Partner did not redeem any Units.

During 2001, investors purchased 1,288.52 Units (none of the units were purchased by the General Partner) for $2,101,548.

As of December 31, 2001, Everest had no credit risk exposure to a counterparty which is a foreign commodities exchange which was material. Everest trades on recognized global futures exchanges. In addition, over the counter contracts in the form of forward foreign currency transaction are traded by Everest. As of December 31, 2001, the Partnership had 4,245,024 on deposit at CISFS. CISFS does not deal in foreign exchange forwards, but acts as a broker, placing the trades immediately with large banks having assets in excess of $100 million. At the settlement date, all transactions with each of the banks are netted and any excess or deficit is received from or sent to the bank. All of the Partnership's foreign exchange transactions are transacted in US dollars.

See Footnote 5 of the Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of Everest, reviews on a daily basis reports of Everest's performance, including monitoring of the daily net asset value of Everest. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity Broker does not engage in proprietary trading and thus has no direct market exposure which provides the general partner with assurance that the Partnership, will not suffer trading losses through the
Commodity Broker.


Results of Operations

The Partnership's assets were traded 50% by the John W. Henry & Company, Inc. Financial and Metals Portfolio (JWH) until June 30, 2001. Beginning July 1, 2001 The Partnership invested 100% of its cash position in the John W. Henry & Company, Inc. Strategic Allocation Program. The 50% allocation to Trilogy's Barclay Futures Index Program was terminated June 30, 2001.

In September the Partnership began an allocation to another futures index fund, the MLM Index Program unleveraged, managed by Mount Lucas Management Corporation (MLM) in Princeton, NJ.

At December 31, 2001 the Partnership had approximately $41.9 million in assets. JWH's allocation was approximately $40 million and MLM's was approximately $9.9 million.


2001

For the year, the Partnership was negatively correlated to the equity indices. The Partnership was positive for the first and third quarters and negative for the second and fourth quarters. The S&P 500 was just the opposite. The Partnership had a positive result of 2.78% for the year, while the S&P 500 was negative 13.04%.

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

The Partnership continued to employ two different trading advisors for the second quarter 2001. The Fund had a loss of 7.31% in April as both advisors suffered losses. The JWH firm had reversals of the trends that had created profits in the first quarter, mostly in currencies and interest rates. The Barclay Futures Index Program (BFIP) gave back most of its gains from March with losses in six out of seven sectors traded. The Partnership recorded a loss of $3,394,496 or $130.21 per unit in April.

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

The Partnership had JWH's Strategic Allocation (SAP) program for its core investment of approximately $44 million at the beginning of the fourth quarter. In addition, the Partnership had a $10 million notional allocation to the MLM Index Program
(unleveraged).

In October JWH SAP had a profit of 3.94%, mostly from gains in the interest rate sector and energies. The MLM overlay program was also slightly positive at 0.31% overall. The Partnership was up 3.82% for the month.

In November the Partnership had a loss of 14.72%. At JWH losses were concentrated in the fixed-income markets. Bonds had rallied much of the year, but this rally was reversed in November with one of the sharpest sell offs in decades. Given the previous strength in fixed income trends, these positions dominated risk exposure and there were no trends in other markets to offset the interest rate losses. The MLM Index Program (unleveraged) had losses in five out of seven sectors traded. As sentiment switched from prolonged recession to swift recovery, commodity and bond markets were driven against the trends.

In December the Partnership recovered some of November's loss with a gain of 8.35%. JWH's gain was 8.61%, primarily from currencies, especially the Japanese yen. Although profits were posted in the European and North American bond positions with new trends toward higher rates, the interest rate sector was down for the month due to a loss in the Japanese 10 year bond. The MLM had a gain of 0.48% from softs, grains, and currencies.

Overall, the Partnership had a loss of 4.07% for the fourth quarter.

The Partnership ended the year with gain of $1,283,739.


2000

Despite a robust positive 20.61% for the fourth quarter, the Partnership had a losing year in 2000. The lack of trends in the markets traded by JWH brought a decline through the month of September, which itself was carried over from the year 1999. Due to the fact that JWH had exceeded its worst draw down, its longest draw down and its previous worst 12, 18, and 24 month performance, the General Partner reallocated approximately 50% of the Partnership's assets to the Barclay Futures Index Program effective August 1, 2000. This resulted in better results for August and September than the Partnership would have had with JWH, as that firm continued to struggle. However, JWH had a very strong fourth quarter, while the BFIP was essentially flat. This limited the Fund's recovery.

The first quarter saw losses in trading from currencies and global interest rates. The period saw large capital shifts out of the U.S. dollar and overall currency destabilization.

The second quarter saw mixed results, with profits in April exceeded by losses in May and June. Early in the quarter, volatility in stocks led to a stronger U.S. dollar versus the euro, and profitability for the Partnership. Later, however, mixed inflationary signals set the scene for the two major trend reversals: the U.S. interest rate markets headed lower and the euro abruptly reversed its long term downtrend versus the dollar. The concentration of trading losses was again in the euro for the end of the second quarter.

The third quarter's losses were essentially half of what they would have been had the Partnership not allocated approximately 50% of its assets away from JWH to the Barclay Futures Index Program. The BFIP was up 1.77% and JWH was down 8.69% for the quarter. JWH continued to struggle with interest rates and currency losses, some due to European Central Bank intervention to boost the euro. The BFIP gained overall for the two months they traded, mostly coming in the energy sector.

The fourth quarter saw large gains by JWH and slightly negative return from the BFIP. JWH had profits in currencies and interest rates. Despite a positive 20.6% fourth quarter, the Partnership finished the year with a loss of $3,969,456.


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

The second quarter was the most profitable for the Partnership. Highlights included the rising Nikkei and S&P 500 stock indices and the continued rise of the dollar relative to the Euro and Swiss franc. During May, the U.K. rendered its decision to sell over 50% of its gold reserves. This drove gold prices lower and the Partnership's short positions accrued profits. Short U.S. and European interest rate positions performed well as the Federal Reserve increased the discount rate a one fourth point in June.

The third quarter was the most difficult quarter for the Partnership. As the crisis in Kosovo began to abate, the Partnership's currency positions in the Euro and Swiss franc quickly reversed and open trade profits were reduced dramatically. Despite another one fourth point interest rate increase in August, short positions in the U.S. interest rate sector suffered. In the final week of September, 15 European Central
Banks announced that they had decided to stop selling gold for the next five years. Subsequently, gold prices rose a staggering
$50/ounce and handed gold sellers such as the Partnership a significant loss.

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


Since the commencement of trading on February 1, 1989 the Partnership has experienced a cumulative gain of 69.94% through December 31, 2001. For further discussion and analysis of financial condition please refer to the Notes to the Combined Financial Statements attached hereto.

Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, inflation is not expected to have an adverse effect on the Partnership's operations or assets.


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


The Partnership's Trading Value at Risk in Different Market
Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2001, the Partnership's total capitalization was approximately $41.9 million.

                                December 31, 2001

                                   % of Total
Market Sector         Value at Risk       Capitalization

Interest Rates        $ 0.98 million           2.34%
Currencies            $ 2.16 million           5.16%
Stock Indices         $ 0.46 million           1.10%
Precious Metals       $ 0.41 million           0.98%
Commodities           $ 0.45 million           1.07%
Energies              $ 1.37 million           3.27%

Total     $ 5.83 million           13.92%



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

The Partnership holds a portion of its assets in cash on deposit with CIS and CISFS with the remainder on deposit with Horizon Cash Management, LLC. (Horizon) in short term, highly liquid investments. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 90-day Treasury bill rate. In addition, should short term interest rates decline, so will the interest earnings for assets on deposit with Horizon. The Partnership assets managed by Horizon are deposited in an account in the custodial department of Brown Brothers Harriman & Co., and invested in U.S. government securities and other interest-bearing obligations at the direction of Horizon. Horizon is responsible for the investment management of the Partnership's assets not deposited with CIS as margin monies or held in partnership operating accounts. Horizon is registered with the Securities and Exchange Commission (SEC) as an investment adviser. Horizon may invest in U.S. government securities and other instruments as permitted by the Agreement. Horizon receives an annual fee of 0.25% payable monthly on the assets it manages. However, Horizon only receives its service fee if the accrued monthly interest income earned on the Partnership's assets managed by Horizon exceeds the 91-day U.S. Treasury Bill rate. As of December 31, 2001, the Partnership had approximately $39.7 million in cash on deposit with CIS, CISFS and Horizon.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2001, by market sector.

Interest Rates. Interest rate risk is a major market exposure of the Partnership. Interest rate movements directly affect the price of the sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations - e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Partnership are in medium to long-term instruments. However, since February 2000, the JWH program added a European short rate, the Euribor, which is closely tied to the actions of the European Central Bank. This was done to add short term interest rate diversification.

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

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2001, the Partnership had no exposure in stock index futures. Ordinarily the primary exposures are in the FTSE (England), Nikkei (Japan) and All Ordinaries (Australia) stock indices. However, in February 2000, the JWH firm added the German DAX Index Futures. The General Partner anticipates little trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's metals market exposure is to fluctuations in the price of gold and silver (precious metals) and the base metals of copper, aluminum, zinc, and nickel at JWH.
At MLM the exposure is gold, silver and copper.

Commodities. The Partnership's exposure to commodities from MLM includes corn, soybeans, soybean meal, soybean oil, wheat, and the softs of coffee, cotton, and sugar. The program trades live cattle as well. JWH also trades a full complement of commodities in the SAP strategy.

Energy. The Partnership's exposure to energy contracts on the MLM side is heating oil, unleaded gasoline, crude oil and natural gas. The Partnership also has energy exposure from the JWH SAP strategy.


Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2001.

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

Risk Management

JWH attempts to control risk in all aspects of the investment Process - from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH seeks to control overall risk as well as the risk of any one position, and JWH trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH factors the point of exit into the decision to enter (stop loss). The size of JWH's positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

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

The Barclay Futures Index Program is an attempt to replicate the results of the Barclay Futures Index. It is implemented by Trilogy Capital Management, LLC in Princeton, New Jersey.

The Barclay Futures Index (the Index) is a passive benchmark designed to capture and represent the returns inherent in commercial futures markets. The Index invests in 25 of the most liquid, U.S. exchange-traded futures markets, categorized by the following sectors: currencies, energy, fixed income, grains, metals, meats, and softs. All markets are equally weighted and there is no leverage. Though the Index is passive, the positions taken by the Index will vary, from long to short and have different contract months, for two reasons.

First, in order to capture returns through price movements, the Index employs a momentum-following process and takes long or short positions in each market. Using the closing prices of the nearby contract month, a daily Unit Asset Value (UAV) is derived for each market. Market positions are generated after the system compares the various markets' UAV to the prior 13-week moving average UAVs for those markets. For markets in which the current UAV is higher than the moving average, the system indicates a long signal and if the UAV is lower, it indicates a short signal. The benchmark can be described as momentum-following in that its objective is to capture returns in those markets that are exhibiting a sustained movement in price away from their historical average.

Second, in order to deal effectively with the relatively short duration of futures contracts, the Index must implement a periodic roll strategy. Current month contracts are rolled when the open interest in the deferred month contract exceeds that of the current month. This method closely follows the activity of hedgers and maintains exposure in the most liquid contract month.

The objective of the Barclay Futures Index Program is to replicate the return distribution of the Barclay Futures Index. In order to achieve this objective, Trilogy may have to alter the weightings of markets in the Index, from the equal-weighted assumption employed by the Index, due to the fact that futures contracts must trade in round lots, and the various contract amounts are not the same for each market.

The trading rules employed by Trilogy can be described as momentum following in that they seek to capture returns associated with short to medium-term price trends. The current prices of the securities in the program are compared to recent historical prices and depending on that relationship, the system generates a long or short trading signal.

Trilogy also employs a set of rules that define its risk control and asset allocation systems. Trilogy may vary its risk control systems based on market conditions, such as volatility, and will manage those controls according to each account's specific risk parameters. Some of the risk control measures utilized by Trilogy include, but are not limited to, margin and leverage limits, standard and semi-deviation of returns, maximum negative returns, and maximum peak to trough draw-down. Trilogy employs a non-linear, dynamic asset allocation method, which incorporates the risk control measures previously described, to determine the optimal mix of assets which is expected to achieve an attractive return distribution.

The trading and risk management systems employed by Trilogy are predominantly systematic and disciplined and involve very little human discretion. However, human discretion may be used to manage positions during periods of unusual market activity or when Trilogy believes the risk parameters should be increased or reduced (within the predefined limits), or in decisions involving the number of futures contracts required to be purchased or sold in order to arrive at the specified target allocation prescribed by the asset allocation program.

Mount Lucas Management Corporation's MLM Index is a recognized benchmark of the returns available to a futures investor. It is based on daily closing prices of the nearby contract month of a portfolio of the most active futures markets. Only highly liquid U.S. futures markets are currently included in the Index; the choice of markets for a calendar year is made in the December preceding the start of the year, and markets are not added to or deleted from the Index during a year. If a commodity is traded on more than one futures exchange, only the one with the largest open interest is included in the Index. For example, Chicago Board of Trade wheat has larger open interest than Kansas City Board of Trade wheat; consequently, Chicago Board of Trade wheat is included in the Index but Kansas City wheat is not.

The MLM Index trades the following commodities: Chicago corn, Chicago soybeans, Chicago soybean meal, Chicago soybean oil, Chicago wheat, 5-year T-Notes, 10-year T-Notes, Treasury bonds, heating oil, natural gas, crude oil, unleaded gas, live cattle, New York gold, New York copper, New York silver, Australian Dollar, British Pound, Canadian Dollar, Swiss Franc, Japanese Yen, Euro Currency, New York coffee, New York cotton, and New York sugar.

All the programs that MLM offers are highly systematized and limit the extent to which judgmental, discretionary decisions influence trading. Consequently, the programs may have less trading success in markets in which underlying economic conditions have undergone rapid change. MLM believes however that such systematic methods are in the interest of the client who focuses on long-term performance. MLM reserves the right to refine or modify its programs, including, but not limited to, adding or deleting commodities from the portfolio without approval by, or prior notice to, the client.



Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto attached to this report.


Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

None.

                         Item III

Item 10.	Directors and Executive Officers of the Registrant.

The General Partner, Everest Asset Management, Inc., is the sole general partner and commodity pool operator of the Partnership. It is a Delaware corporation incorporated in 1987, is and has been registered with the CFTC as a commodity pool operator since July 1, 1988 and is and has been a member of the National Futures Association since that date. Its address is 2280 West Tyler Street, Suite 105, Fairfield, Iowa 52556 and its telephone number is (641) 472-5500.

The officers and directors of the General Partner as of December
31, 2001 are listed below:

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

Janet A. Mullen. Ms. Mullen, (born in 1948), became Vice President of Everest in August 2000. She joined Everest in October 1993 with responsibility for fund administration, investor services, and certain compliance and regulatory functions. Prior to joining Everest, Ms. Mullen was associated with Zimmerman Capital Group (ZCG) from February 1985 to February 1993, holding positions in the accounting, legal, insurance, and property management departments. She was self-employed as an accountant from February 1993 to October 1993 for ZCG and other clients. Ms. Mullen graduated cum laude from Indiana State University and received an M.S. degree from there in 1975.

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




Item 12.  Security Ownership of Certain Owners and Management.

          (a) As of December 31, 2001 the following persons were known to the Partnership to own beneficially more than 5% of the outstanding Units:

Title of    Name & Address         Amount & Nature      Percent
Class    of Beneficial Owner    of Beneficial Interest  of Class

Units   W. Duke Kimbrell          	3,595.80 Units       14.32%
        P.O. Drawer 1787
        Gastonia, NC  28053

Units   Pamela K. Warlick Trust    	4,121.20 Units       16.42%
        P.O. Box 995
        Gastonia, NC  28052

Units   Shepard C. Kimbrell Trust   4,694.90 Units       18.70%
        P.O. Box 995
        Gastonia, NC  28052

Units   SSIHM Charitable Trust	2,973.96 Units       11.85%
        P. O. Box 180
  Monroe, MI  48161



          (b) As of December 31, 2001, the General Partner beneficially owned 198.49 Units or approximately 0.79% of the outstanding Units of the Partnership. Mr. Peter Lamoureux, President of the General Partner owned 17.18697 Units or 0.068% of the outstanding Units.



          (c) As of December 31, 2001, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.


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


                                 Part IV


Item 14.  Exhibits, Financial Statements, Schedules and
          Reports on Form 8-K

     (a) The following documents are included herein:

         (1)     Financial Statements:

                 	a. 	Independent Auditors Report.

b. Statements of Financial Condition as of December 31, 2001 and 2000.

c.	Statements of Operations, Statements of
Changes in Partners' Equity, and
Statements of Cash Flows for the years
ended December 31, 2001, 2000, and 1999.

d.	Notes to Financial Statements.

e.	Schedule of Investments as of December 31,
2001.




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


Date:	March ______ 2002		Everest Futures Fund, L.P.


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


Date:	March ______________, 2002


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

Number of Attached Exhibits

None.





EVEREST FUTURES FUND, L.P.
(An Iowa Limited Partnership)
Financial Statements
Years Ended December 31, 2001, 2000 and 1999
(With Independent Auditors' Report Thereon)


EVEREST FUTURES FUND, L.P.
(An Iowa Limited Partnership)
Table of Contents
Page
Independent Auditors' Report	1
Financial Statements:
Statements of Financial Condition, December 31, 2001
and 2000	2
Statements of Operations, Years Ended December 31,
2001, 2000 and 1999	3
Statements of Changes in Partners' Equity, Years Ended
December 31, 2001, 2000 and 1999	4
Notes to Financial Statements	5
Schedule of Investments, December 31, 2001	10
Acknowledgment	12


Independent Auditors' Report
The Partners
Everest Futures Fund, L.P.:
We have audited the accompanying statements of financial condition, including the schedule of investments, of Everest Futures Fund, L.P., (the
Partnership) as of December 31, 2001 and 2000, and the related statements of operations and changes in partners' equity for each of the years in the three-year period ended December 31, 2001.
These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2001 and 2000 and the results of its operations and changes in partners' equity for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.
March 8, 2002


(1)	Organization of the Partnership
Everest Futures Fund, L.P. (Partnership) is a
limited partnership organized in June 1988, under
the Iowa Uniform Limited Partnership Act (Act) for
the purpose of engaging in the speculative trading
of commodity futures and options thereon and
forward contracts (Commodity Interests). The sole
General Partner of the Partnership is Everest
Asset Management, Inc. (General Partner). The
Partnership clears futures and options on futures
trades through Cargill Investor Services, Inc.
(CIS or Clearing Broker) and forward trading
through CIS Financial Services, Inc. (CISFS or
Forwards Currency Broker) (collectively referred
to as the Brokers).
On March 29, 1996, the Partnership transferred all
of its assets to and became the sole limited
partner of Everest Futures Fund II, L.P. (Trading
Partnership), a newly formed limited partnership
that invested directly in commodity interests. The
co-general partners of the Trading Partnership
were CIS Investments, Inc. (CISI) and the General
Partner (collectively, the General Partners). In
July 2000, the Partnership redeemed approximately
50% of its assets from the Trading Partnership.
Effective as of the close of business August 31,
2000, the Partnership liquidated its remaining
investment in the Trading Partnership. CISI also
liquidated its investment in the Trading
Partnership and the Trading Partnership was
dissolved in September 2000.
The Partnership was closed to new investors from
July 31, 1989 to June 30, 1995. Effective July 1,
1995, the Partnership recommenced the offering as
a Regulation D, Rule 506 private placement. The
private placement offering is continuing at a
gross subscription price per unit equal to net
asset value per unit, plus an organization and
offering cost reimbursement fee payable to the
General Partner, and a selling commission equal to
1% and 3%, respectively, of net asset value per
unit. The General Partner may waive, in whole or
in part, the selling commission. Partnership
interests are distributed through Capital
Management Partners, Inc., an affiliate of the
General Partner, and certain Additional Sellers.
(2)	Summary of Significant Accounting Policies
	Basis of Presentation
Prior to the dissolution of the Trading
Partnership, the accompanying financial statements were prepared on a combined basis and included the accounts of the Partnership and the Trading
Partnership. All significant intercompany transactions and balances have been eliminated in the accompanying financial statements. Certain prior year amounts have been reclassified to be consistent with the current year presentation.


	Cash and Cash Equivalents
Cash equivalents represent short-term highly liquid investments with remaining maturities of 60 days or less and include money market accounts, securities purchased under agreements to resell, commercial paper, and U.S. Government and agency obligations with variable rate and demand features that qualify them as cash equivalents. These cash equivalents, with the exception of securities purchased under agreement to resell, are stated at amortized cost, which approximates fair value.
Securities purchased under agreements to resell, with overnight maturity, are collateralized by U.S. Government and agency obligations, and are carried at the amounts at which the securities will subsequently be resold plus accrued interest.
	Fair Value of Financial Instruments
The financial instruments held by the Company are reported in the statements of financial condition at market or fair value, or at carrying amounts which approximate fair value, because of their highly liquid nature and short-term maturity.
	Revenue Recognition
Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains and losses on open contracts reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.
The Partnership earns interest on 100% of the Partnership's average monthly cash balance on deposit with the Brokers at a rate equal to the average 91-day Treasury bill rate for U.S.
Treasury bills issued during that month.
	Foreign Currency Translation
Assets and liabilities denominated in foreign currencies are translated at the prevailing exchange rates as of the valuation date. Gains and losses on investment activity are translated at the prevailing exchange rate on the date of each respective transaction while year-end balances are translated at the year-end currency rates.
Realized and unrealized foreign exchange gains or losses are included in trading income (loss) in the statements of operations.
	Income Taxes
No provision for income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based upon the pro rata share of the profits or losses of the Partnership.


	Use of Estimates
The preparation of financial statements in
conformity with accounting principles generally
accepted in the United States of America requires
management to make estimates and assumptions that
affect the reported amounts of assets and
liabilities and disclosure of contingent assets
and liabilities at the date of the financial
statements and the reported amounts of revenues
and expenses during the reporting period. Actual
results could differ from those estimates.
(3)	The Limited Partnership Agreement
The Limited Partners and General Partner share in
the profits and losses of the Partnership in
proportion to the number of units or unit
equivalents held by each. However, no Limited
Partner is liable for obligations of the
Partnership in excess of their capital
contribution and profits, if any, and such other
amounts as they may be liable for pursuant to the
Act. Distributions of profits are made solely at
the discretion of the General Partner.
Responsibility for managing the Partnership is
vested solely in the General Partner. The General
Partner has delegated complete trading authority
to an unrelated party (see note 4).
Prior to the dissolution of the Trading
Partnership, the Trading Partnership bore all
expenses incurred in connection with its trading
activities, including commodity brokerage
commissions and fees payable to the trading
advisor, as well as legal, accounting, auditing,
printing, mailing, and extraordinary expenses. In
addition, the Trading Partnership bore all of its
administrative expenses. After the dissolution,
the Partnership bears all of these expenses.
Limited Partners may cause any or all of their
units to be redeemed as of the end of any month at
net asset value on fifteen days' prior written
notice to the Partnership, or such lesser period
as is acceptable to the Partnership. Although the
Agreement does not permit redemptions for the
first six months following a Limited Partner's
admission to the Partnership, the Agreement does
permit the Partnership to declare additional
regular redemption dates.  The Partnership will be
dissolved at December 31, 2020, or upon the
occurrence of certain events, as specified in the
Limited Partnership agreement.
(4)	Fees
Prior to August 1, 2000, the Partnership's trading advisor was John W. Henry & Company, Inc. (JWH).
Beginning July 1, 2001 JWH began trading its
Strategic Allocation Program with a trading allocation of $40 million. Previously JWH traded its Financial and Metals program. JWH receives a monthly management fee equal to 0.167% (2% annually) of the Partnership's or Trading
Partnership's (prior to September 2000) month-end net asset value, as defined, and a quarterly incentive fee of 20% of the Partnership's or Trading Partnership's (prior to September 2000) new net trading profits, as defined. The monthly management fee was reduced as of October 1, 2000 from 0.33% (4% annually). The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership or Trading Partnership (prior to
September 2000).


Effective August 1, 2000, Trilogy Capital
Management, LLC (Trilogy) was added as a trading
advisor. Trilogy was terminated effective June 30,
2001. Trilogy received a monthly management fee of
0.075% (0.9% annually) of the Partnership's month-
end allocated assets as defined and did not
receive an incentive fee.
Effective September 1, 2001, Mount Lucas
Management Corporation (MLM) was added as trading
advisor with an initial allocation of $10 million.
This allocation represented notional funding for
the Partnership. MLM receives a monthly management
fee of 0.0625% (0.75% annually) of the
Partnership's month-end allocated assets as
defined. As MLM uses the MLM Index Unleveraged,
they do not receive an incentive fee.
Effective September 1, 2001, CIS charges the
Partnership or Trading Partnership (prior to September
2000) monthly brokerage commissions equal to 0.5052%
of the Partnership or Trading Partnership's beginning-
of-month net asset value, as defined. Prior to
September 1, 2001, the monthly brokerage commission
was 0.5%.  Monthly brokerage commissions will increase
incrementally to 0.5208% as the trading allocation to
MLM increases. The General Partner receives a
management fee of approximately 83% of the brokerage
commission charged by CIS. Net brokerage commissions
are recorded in the statements of operations as a
reduction of trading income and the amounts paid to
the General Partner are recorded as management fees.
Prior to September 2000, CISI received a co-general
partner fee from the General Partner equal to 1/12 of
..25% of the month-end net asset value, as defined.
Prior to January 1, 1999, CISI received 1/12 of .40%
of the month-end net asset value. CISI no longer acts
as co-general partner and no longer receives a co-
general partner fee.
As of December 31, 2001, the Partnership had
approximately $41.8 million in net assets. JWH's
allocation was approximately $40 million and MLM's
was approximately $9.9 million of notional
funding.  The General Partner may replace or add
trading advisors at any time.
A portion of assets (73.3% and 79.6% at
December 31, 2001 and 2000, respectively) are
deposited with a commercial bank and invested
under the direction of Horizon Cash Management,
Inc. (Horizon). Horizon will receive a monthly
cash management fee equal to 1/12 of .25% (.25%
annually) of the average daily assets under
management if the accrued monthly interest income
earned on the Partnership's assets managed by
Horizon exceeds the 91-day U.S. Treasury bill
rate.
(5)	Trading Activities and Related Risks
The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively derivatives). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.


The purchase and sale of futures and options on
futures contracts requires margin deposits with a
Futures Commission Merchant (FCM). Additional
deposits may be necessary for any loss on contract
value. The Commodity Exchange Act (CEAct) requires
an FCM to segregate all customer transactions and
assets from the FCM's proprietary activities. A
customer's cash and other property such as U.S.
Treasury Bills, deposited with an FCM are
considered commingled with all other customer
funds subject to the FCM's segregation
requirements. In the event of an FCM's insolvency,
recovery may be limited to a pro rata share of
segregated funds available. It is possible that
the recovered amount could be less than the total
of cash and other property deposited.
The Partnership has cash on deposit with an
interbank market maker in connection with its
trading of forward contracts. In the event of
interbank market maker's insolvency, recovery of
the Partnership assets on deposit may be limited
to account insurance or other protection afforded
such deposits. In the normal course of business,
the Partnership does not require collateral from
such interbank market maker. Because forward
contracts are traded in unregulated markets
between principals, the Partnership also assumes a
credit risk, the risk of loss from counter party
non-performance.
For derivatives, risks arise from changes in the
market value of the contracts. Theoretically, the
Partnership is exposed to a market risk equal to
the value of futures and forward contracts
purchased and unlimited liability on such
contracts sold short. As both a buyer and seller
of options, the Partnership pays or receives a
premium at the outset and then bears the risk of
unfavorable changes in the price of the contract
underlying the option.
The notional amounts of open contracts at December
31, 2001, as disclosed in the Schedule of
Investments, do not represent the Partnership's
risk of loss due to market and credit risk, but
rather represent the Partnership's extent of
involvement in derivatives at the date of the
statement of financial condition.
Net trading results from derivatives for the years
ended December 31, 2001, 2000, and 1999, are
reflected in the statement of operations and equal
gains (losses) from trading less brokerage
commissions. Such trading results reflect the net
gain arising from the Partnership's speculative
trading of futures contracts, options on futures
contracts, and forward contracts.
The Limited Partners bear the risk of loss only to
the extent of the net asset value of their
Partnership units.
(6)	Trading Discrepancy
In October 2000, there was a discrepancy between the performance of the Barclay Futures Index
Program (BFIP) as traded for the Partnership and the Barclay Futures Index (BFI). Certain transactions executed by Trilogy on behalf of the Partnership resulted in a loss of approximately
$520,000 that was recorded in the statement of operations. The General Partner believes that these transactions were not executed in accordance with the provisions of BFIP and has demanded that Trilogy reimburse the Partnership for the loss.
The parties are currently attempting to resolve the issue.


In the interim, the parties have agreed that the
management fees otherwise payable to Trilogy under
its advisory contract would be applied as a credit
to offset the losses. The offset is not in
settlement, partial settlement, or indemnification
of any kind and is without prejudice to any rights
or claims by either side.
Beginning in November 2000 through June 30, 2001
all of the management fees that would otherwise be
paid to Trilogy were deposited into a separate
account for the benefit of those limited partners
that were limited partners on October 31, 2000 and
to cover the expenses associated with the
collection of the losses. The separate account is
not included in the financial statements of the
Partnership. At the present time, the General
Partner is unable to determine whether any of the
losses will be recovered.
(7)	Financial Highlights
The following financial highlights show the Partnership's financial performance for the year ended December 31, 2001. Total return is calculated as the change in a theoretical limited partner's investment over the entire period.
Total return is calculated based on the aggregate return of the Partnership taken as a whole.
Total return

2
..
9
9
%



Ratio to
average net
assets:


Net income

3
..
0
4
%



General and
administrati
ve expenses:


Expenses

1
..
9
2
Incentive
fees

0
..
0
7



Total
gene
ral
and
admi
nist
rati
ve
expe
nses


1
..
9
9
%



The net investment income and general and administrative expenses ratios are computed based upon the weighted average net assets for the Partnership for the period ended December 31, 2001.



Acknowledgement
To the best of my knowledge and
belief, the information contained here
is accurate and complete.
__________________________
Peter Lamoureux
President
Everest Asset Management, Inc.
General Partner of Everest Futures
Fund, L.P.
"EVEREST FUTURES FUND, L.P."

(An Iowa Limited Partnership)

Statements of Financial Condition

"December 31, 2001 and 2000"


Assets								2001
	2000
Cash and cash equivalents
	$	"20,938,678   "		"19,699,842   "
Equity in commodity trading accounts:

	Cash on deposit with brokers
	"8,768,736   "		"3,679,722   "
	Net unrealized trading gains on open contracts
				"2,486,233   "		"5,019,780   "
"Investments, at fair value"
	"9,988,541   "		"14,340,365   "
Tax receivable
	"36,445   "
Interest receivable
	"52,501   "		"299,333   "
					Total assets		$
	"42,234,689   "		"43,075,487   "
Liabilities and Partners' Equity

Liabilities:

	Redemptions payable						$
	"118,786   "		"572,530   "
	Commissions payable
	"157,564   "		"160,192   "
	Advisor's management fee payable
		"73,208   "		"68,143   "
	Accrued expenses
	"34,692   "		"25,700   "
					Total liabilities
	"384,250   "		"826,565   "
Partners' equity:

	"Limited Partners 24,907.39 and 25,905.20 units outstanding"

		"at December 31, 2001 and 2000, respectively"
				"41,519,565   "		"41,927,664   "
	General Partner 198.49 unit equivalents outstanding

		"at December 31, 2001 and 2000"
		"330,874   "		"321,258   "
					Total partners' equity
	"41,850,439   "		"42,248,922   "
					Total liabilities and partners'
equity		$	"42,234,689   "		"43,075,487   "
Net asset value per outstanding unit of Partnership interest
						$	"1,667   "
	"1,619   "
See accompanying notes to the financial statements.

"EVEREST FUTURES FUND, L.P."

(An Iowa Limited Partnership)

Statements of Operations

"Years ended December 31, 2001, 2000 and 1999"



								2001 		2000
	1999
Trading income (loss):

	Net realized trading gain (loss)

		on closed contracts					$
	"5,404,495   "		"(6,612,772)  "		"(2,116,772)
 "
	Change in net unrealized trading gain (loss)

		on open contracts
	"(2,533,546)  "		"4,349,673   "		"(5,132,478)
 "
	Net foreign currency translation gain (loss)
				"73,233   "		"(360,080)  "
	"46,852   "
	Brokerage commissions
	"(2,563,850)  "		"(2,492,949)  "		"(3,045,619)
 "
	Other income
	"36,899   "
					Total trading income (loss)
	"380,332   "		"(5,079,229)  "
	"(10,248,017)  "
"Interest income, net of cash management fees"
				"1,744,048   "		"2,436,839   "
	"2,507,482   "
					Total income (loss)
	"2,124,380   "		"(2,642,390)  "		"(7,740,535)
 "
General and administrative expenses:

	Management fees
	"751,263   "		"1,262,055   "		"2,004,411
 "
	Incentive fees
	"29,399
	Administrative expenses
	"59,979   "		"65,011   "		"72,692   "
					Total general and administrative

						expenses		"840,641   "
		"1,327,066   "		"2,077,103   "
Minority interest
		"104,654   "
					Net income (loss)		$
	"1,283,739   "		"(3,969,456)  "		"(9,712,984)
 "
Income (loss) per unit of partnership

	interest (for a unit outstanding

	throughout each year):

		General Partner					$	48
	(134)  		(406)
		Limited Partners						48
	(134)  		(406)
Net income (loss) allocated to:

	General Partner						$
	"9,616   "		"(26,592)  "		"(80,530)  "
	Limited Partners
	"1,274,123   "		"(3,942,864)  "		"(9,632,454)
 "
See accompanying notes to the financial statements.

"EVEREST FUTURES FUND, L.P."

(An Iowa Limited Partnership)

Statements of Changes in Partners' Equity

"Years ended December 31, 2001, 2000 and 1999"



								Total
	Limited		General
								units
	Partners		Partner		Total
"Partners' equity at December 31, 1998"
			"25,576.54 "	$	"54,769,377   "
	"428,380   "		"55,197,757   "
Partner contributions
	"1,891.18 "		"3,876,849   "
	"3,876,849   "
Partner redemptions
	"(4,653.93)"		"(9,381,012)  "
	"(9,381,012)  "
Net loss
	"(9,632,454)  "		"(80,530)  "		"(9,712,984)
 "
"Partners' equity at December 31, 1999"
			"22,813.79 "		"39,632,760   "
	"347,850   "		"39,980,610   "
Partner contributions
	"9,828.23 "		"16,006,318   "
	"16,006,318   "
Partner redemptions
	"(6,538.33)"		"(9,768,550)  "
	"(9,768,550)  "
Net loss
	"(3,942,864)  "		"(26,592)  "		"(3,969,456)
 "
"Partners' equity at December 31, 2000"
			"26,103.69 "		"41,927,664   "
	"321,258   "		"42,248,922   "
Partner contributions
	"1,288.52 "		"2,101,547   "
	"2,101,547   "
Partner redemptions
	"(2,286.33)"		"(3,783,769)  "
	"(3,783,769)  "
Net loss
	"1,274,123   "		"9,616   "		"1,283,739   "
"Partners' equity at December 31, 2001"
			"25,105.88 "	$	"41,519,565   "
	"330,874   "		"41,850,439   "
See accompanying notes to the financial statements.


	"EVEREST FUTURES FUND, L.P."

(An Iowa Limited Partnership)

Schedule of Investments

"December 31, 2001"

										Number
of		Principal

	contracts		(notional)		Value (OTE)
Long positions:

Futures positions (-0.46%)

Interest rates
	104    	$	"41,913,844 "		"(107,775)"
Metals
	145    		"4,566,544 "		"(138,335)"
Energy
	10    		"164,750 "		"(5,650)"
Agriculture
	238    		"2,646,302 "		"23,737 "
Currencies
	17    		"1,144,320 "		"(13,158)"
Indices
	102    		"6,568,547 "		"48,711 "

	"57,004,307 "		"(192,469)"
Forward positions (0.33%)

Currencies
		"36,966,187 "		"137,325 "
	Total long positions
				"93,970,494 "		"(55,144)"
Short positions:

Futures positions (0.56%)

Interest rates
	"1,353 "	$	"175,470,925 "		"468,266 "
Metals
	257 		"7,462,044 "		"(301,266)"
Energy
	417 		"8,772,217 "		"(15,901)"
Agriculture
	556 		"7,389,058 "		"132,450 "
Currencies
	93 		"20,230,048 "		"(50,927)"

	"219,324,291 "		"232,621 "


"EVEREST FUTURES FUND, L.P."

(An Iowa Limited Partnership)

Schedule of Investments

"December 31, 2001"


			Carrying

	Principal		value/value
								Coupon
	Maturity		(notional)		(OTE)
Forward positions (5.52%)

Currencies

	Swiss Franc
	$	" 20,897,415 "		" (105,400)"
	Euro
	" 16,448,175 "		" (72,934)"
	British Pound
			" 7,371,000 "		" (43,841)"
	Japanese Yen
			" 55,261,995 "		" 2,436,964 "
	Norway Krone
			" 1,386,320 "		" (8,535)"
	Singapore Dollar
			" 2,708,000 "		" 23,741 "
	South Africa Rand
			" 3,594,540 "		" 78,759 "

	"107,667,445 "		"2,308,755 "
					Total short positions
			$	"326,991,737 "		"2,541,376 "
Total open contracts (5.94%)
							"2,486,233 "
Securities Held

Maturity Over 60 days (23.41%)

Fannie Mae Medium Term Note
	4.55%		07/23/03				"1,032,794 "
Fannie Mae Medium Term Note
	5.38%		01/22/03				"1,894,028 "
Fannie Mae Medium Term Note
	4.20%		09/18/03				"507,379 "
Fannie Mae Medium Term Note
	4.31%		08/15/03				"1,017,169 "
Federal Home Loan Bank
	3.60%		12/18/03				"1,500,000 "
Freddie Mac Note 								4.97%
	03/28/03				"1,018,214 "
Freddie Mac Note 								4.02%
	07/02/02				"1,935,239 "
U.S. Treasury Note
	5.50%		01/31/03				"1,083,718 "
					Total securities maturity over 60
days									"9,988,541 "

Cash and cash equivalents (50.03%)
								"20,938,678 "
Cash on deposit with brokers (20.95%)
									"8,768,736 "

Liabilities in excess of other assets  (-0.34%)

	"(331,749)"
Net assets (100.0%)
					$	"41,850,439 "











































































































































































































































































































































































































12





	2


EVEREST FUTURES FUND, L.P.
(An Iowa Limited Partnership)
Notes to Financial Statements
December 31, 2001

16
		(Continued)
18