Form 10-Q
period 2002-03-31
EVEREST FUTURES FUND L P
filed 2002-07-08
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2002

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

                             Yes     X        No




         Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending March 31, 2002



                                                Fiscal Quarter  Year to Date     Fiscal Year  Fiscal Quarter
Year to Date
                                                Ended 3/31/02    to 3/31/02    Ended 12/31/01 Ended 3/31/01
to 3/31/01

Statement of
Financial Condition                                   X                              X

Statement of
Operations                                            X               X                             X
X

Statement of Changes
in Partners' Capital                                                  X

Schedule of Investments                                               X

Notes to Financial
Statements                                            X




            EVEREST FUTURES FUND, LP
                               COMBINED STATEMENTS OF FINANCIAL CONDITION
                   UNAUDITED

                                                 Mar 31, 2002   Dec 31, 2001

ASSETS
Cash and cash equivalents                          10,745,248      20,938,678
Equity in commodity trading accounts:
   Cash on deposit with brokers                     8,511,897       8,768,736
   Net unrealized trading gains on open contract      (14,363)      2,486,233
Investments, at fair value                         16,867,643       9,988,541
Interest receivable                                    49,123          52,501

      Total assets                                 36,159,549      42,234,689



LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                    22,550          34,692
   Commissions payable                                151,256         157,564
   Advisor's management fee payable                    71,825          73,208
   Advisor's incentive fee payable                          0               0
   Redemptions payable                                344,810         118,786
   Selling and Offering Expenses Payable                   59               0

      Total liabilities                               590,500         384,250


Partners' Capital:
   Limited partners (24,385.21 and 24,907.39 units
     outstanding at 3/31/02 and 12/31/01, respec   35,456,388      41,519,565
      (see Note 1)
   General partners (77.48 and 198.49 units
     outstanding at 3/31/02 and 12/31/01, respec        112,661       330,874
      (see Note 1)
      Total partners' capital                      35,569,049      41,850,439

      Total liabilities
        and partners' capital                     $36,159,549     $42,234,689


Net asset value per outstanding unit of Partnership
  interest                                          $1,454.01       $1,666.96

This Statement of Financial Condition, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)





           EVEREST FUTURES FUND, L.P.
       COMBINED STATEMENTS OF OPERATIONS
For the period January 1, 2002 through March 31, 2002
                   UNAUDITED

                                                 Jan 1, 2002     Jan 1, 2002    Jan 1, 2001    Jan 1, 2001
                                                   through         through        through        through
                                                 Mar 31, 2002   Mar 31, 2002    Mar 31, 2001   Mar 31, 2001

REVENUES




  Trading income (loss)                            (2,051,350)     (2,051,350)     5,637,319      5,637,319
   Change in unrealized trading gain (loss)
     on open contracts                             (2,500,595)     (2,500,595)    (1,234,315)    (1,234,315)
   Change in net unrealized gain (loss) on inves            0               0          2,194          2,194
   Net foreign currency translation gain (loss)       (51,054)        (51,054)        82,557         82,557
   Brokerage Commissions                             (624,229)       (624,229)      (626,890)      (626,890)

 Total trading income (loss)                       (5,227,228)     (5,227,228)     3,860,865      3,860,865

    Interest income, net of cash management fees      190,354         190,354        616,736        616,736

 Total income (loss)                               (5,036,874)     (5,036,874)     4,477,601      4,477,601

General and administrative expenses
    Advisor's management fees                         226,973         226,973        163,321        163,321
    Advisor's incentive fees                                0               0         29,399         29,399
    Administrative expenses                            14,546          14,546          9,559          9,559

  Total general and administrative expenses           241,519         241,519        202,280        202,280


Net income (loss)                                  (5,278,393)     (5,278,393)     4,275,321      4,275,321


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                               ($212.95)       ($212.95)       $163.15        $163.15

                                                (see Note 1)   (see Note 1)
This Statement of Operations, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)






            EVEREST FUTURES FUND, LP
COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 2002 through March 31, 2002
                   UNAUDITED


                                                                      Limited        General
                                                        Units        Partners       Partners          Total

Partners' capital at Jan 1, 2002                    25,105.88      41,519,565       $330,874    $41,850,439

Net profit (loss)                                                  (5,260,180)       (18,213)    (5,278,394)

Additional Units Sold                                    4.09           5,941              0          5,941
(see Note 1)
Redemptions (see Note 1)                              (647.27)    (808,937.58)      (200,000)    (1,008,938)

Partners' capital at March 31, 2002                 24,462.70     $35,456,388       $112,661    $35,569,049


Net asset value per unit
   January 1, 2002(see Note 1)                                       1,666.96       1,666.96

Net profit (loss) per unit (see Note 1)                               (212.95)       (212.95)

Net asset value per unit
   March 31, 2002                                                   $1,454.01      $1,454.01



This Statement of Changes in Partners' Capital, in the opinion of management, reflects all adjustments necessary to fairly state the financial condition of Everest Futures Fund. (See Note 6)


                                                Everest Futures Fund, L.P
                                                Schedule of Investments
                                                March 31, 2002
                                                               Number of contraPrincipal (notiCarrying Value/
Value (OTE)
Long positions:
Futures positions (2.09%)
Interest rates                                                     43         $   44,700,916        161,404
Metals                                                             350            10,755,047        182,011
Energy                                                             510            13,400,098        404,321
Agriculture                                                        397             6,063,208        125,308
Currencies                                                         32              2,195,635         23,700
Indices                                                            107             7,416,559       (154,791)
                                                                                  84,531,462        741,953
Forward positions (-3.05%)
Currencies                                                                        91,285,159     (1,085,416)
   Total long positions                                                       $  175,816,622       (343,463)
Short positions:
Futures positions (0.40%)
Interest rates                                                     1,805      $  225,357,649        526,473
Metals                                                               80            2,909,644        (35,907)
Energy                                                               50            1,526,860       (384,901)
Agriculture                                                         851            9,377,727         (9,897)
Currencies                                                          235           51,920,855        (26,755)
Indices                                                              10            1,225,980         71,680
                                                                                 292,318,715        140,692
Forward positions (0.53%)
Currencies                                                                        73,807,864        188,409
  Total short positions                                                       $  366,126,579        329,101
Total open contracts (-0.04%)                                                                $      (14,363)
Securities Held
Maturity Over 60 days (47.05%)                      Coupon        Maturity                         Cost
FANNIE MAE MED TERM NT                                   4.55%         7/23/03                $1,011,545.00
FREDDIE MAC NOTE                                         4.45%         7/30/03                  $303,773.00
FANNIE MAE MED TERM NT                                   4.75%         4/17/03                  $515,796.00
FED HM LN BK BOND                                       6.375%        11/15/02                  $523,299.00
FREDDIE MAC NOTE                                         2.25%         2/14/03                $1,600,000.00
FED HM LN BK BOND                                        2.62%        10/11/02                  $505,007.00
FANNIE MAE MED TERM NT                                   4.15%         8/28/03                  $252,332.00
FANNIE MAE MED TERM NT                                   4.25%         8/13/03                $2,629,362.00
FANNIE MAE MED TERM NT                                   4.20%         8/21/03                $1,514,183.00
FANNIE MAE MED TERM NT                                   5.00%         2/14/03                  $738,087.00
FANNIE MAE MED TERM NT                                   5.75%         4/15/03                $1,581,974.00
FREDDIE MAC NOTE                                        6.625%         8/15/02                  $409,602.00
FED HM LN BK BOND                                        5.80%         9/18/02                  $407,256.00
FANNIE MAE MED TERM NT                                   5.75%         4/15/03                  $632,707.00
FANNIE MAE MED TERM NT                                   4.63%         5/15/03                $2,689,331.00
FED HM LN BK BOND                                        5.53%         1/15/03                $1,291,818.00
FANNIE MAE MED TERM NT                                   6.25%        11/15/02                  $261,571.00

  Total securities maturity over 60 days                                                     $   16,867,643
Cash and cash equivalents (30.21%)                                                               10,745,248
Cash on deposit with brokers (23.93%)                                                             8,511,897
Less liabilities in excess of other assets (-1.15%)                                                (541,376)
Net assets (100.0%)                                                                          $   35,569,050





                            EVEREST FUTURES FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2002


(1)  GENERAL INFORMATION AND SUMMARY

Everest Futures Fund, L.P. (the "Partnership") is a limited partnership organized on June 20, 1988 under the Iowa Uniform
 Limited Partnership Act (the Act).  The business of the
 Partnership is the speculative trading of commodity futures contracts and other commodity interests, including forward contracts on foreign currencies ("Commodity Interests") either directly or through investing in other, including subsidiary, partnerships, funds or other limited liability entities. The Partnership commenced its trading operations on February 1, 1989 and its general partner is Everest Asset Management, Inc. (the "General Partner") a Delaware corporation organized in December 1987.

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

The initial public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $75,060,540 for 42,740.28 Units sold July 1, 1995 through March 31, 2002. On March 29, 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Trading Partnership)), a newly formed limited partnership that invested directly in commodity interests. The co-general partners of the Trading Partnership were CIS Investments, Inc. (CISI) and the General Partner (collectively, the General Partners). In July 2000, the Partnership redeemed approximately 50% of its assets from the Trading Partnership. Effective as of the close of business August 31, 2000, the Partnership liquidated its remaining investment in the Trading Partnership. CISI also liquidated its investment
	in the Trading Partnership and the Trading Partnership was dissolved in September 2000.



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

Fair Value of Financial Instruments

The financial instruments held by the Company are reported in the statements of financial condition at market or fair value, or at carrying amounts, which approximate fair value, because of their highly liquid nature and short-term maturity.

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

The Partnership earns interest on 100% of the Partnership's average monthly cash balance on deposit with the Brokers at a rate equal to the average 91-day Treasury bill rate for U. S. Treasury bills issued during that month.

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






(4)  FEES

Prior to August 1, 2000, the Partnership's trading advisor was John W. Henry & Company, Inc. (JWH). Beginning July 1, 2001, JWH began trading its Strategic Allocation Program with a trading allocation of $40 million. Previously JWH traded its Financial and Metals program. JWH receives a monthly management fee equal to 0.167 (2% annually) of the Partnership's or Trading Partnership's (prior to September 2000) month-end net asset value, as defined, and a quarterly incentive fee of 20% of the Partnership's or Trading Partnership's (prior to September 2000) new net trading profits, as defined. The monthly management fee was reduced as of October 1, 2000 from 0.33% (4% annually). The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership or Trading Partnership (prior to September 2000).

Effective August 1, 2000, Trilogy Capital Management, LLC (Trilogy) was added as a trading advisor. Trilogy was terminated effective June 30, 2001. Trilogy received a monthly management fee of 0.075% (0.9% annually) of the Partnership's month-end allocated assets as defined and did not receive an incentive fee.

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

Effective September 1, 2001, CIS charges the Partnership or Trading Partnership (prior to September 2000) monthly brokerage commissions equal to 0.5052% of the Partnership or Trading Partnership's beginning-of-month net asset value, as defined. Prior to September 1, 2001, the monthly brokerage commission was 0.5%. Monthly brokerage commissions will increase incrementally to 0.5208% as the trading allocation to MLM increases. As of March 31, 2002, the monthly brokerage commission is 0.5104%. The General Partner receives a management fee of approximately 83% of the brokerage commission charged by CIS. Net brokerage commissions are recorded in the statement of operations as a reduction of trading income and the amounts paid to the General Partner are recorded as management fees. Prior to September 2000, CISI received a co-general partner fee from the General Partner equal to 1/12 of .25% of the month-end net asset value, as defined. Prior to January 1, 1999, CISI received 1/12 of .40% of the month-end net asset value. CISI no longer as a co-general partner and no longer receives a co-general partner fee.

As of March 31, 2002, the Partnership has approximately $35.9 million in assets. JWH's allocation was approximately $35.6 million and MLM's was approximately $18.7 million of notional funding. The General Partner may replace or add trading advisors at any time.

A portion of assets are deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon will receive a monthly cash management fee equal to 1/12 of 0.25% (0.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.


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

The purchase and sale of futures and options on futures contracts requires margin deposits with a Futures Commission Merchant (FCM). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (CEAct) requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities. A customer's cash and other property such as
U. S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM's segregation requirements. In the event of an FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

The notional amounts of open contracts at March 31, 2002, as disclosed in the Schedule of Investments, do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

The Limited Partners bear the risk of loss only to the extent of the net asset value of their Partnership units.



The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Partnership as of March 31, 2002:




COMMODITY GROUP					UNREALIZED GAIN/(LOSS
FOREIGN CURRENCIES				  	   (900,063)
STOCK INDICES					          (83,111)
METALS						          146,103
INTEREST RATE INSTRUMENTS			          687,877
ENERGIES                                             19,420
AGRICULTURAL                                        115,411
								____________
TOTAL		     				                (14,363)


The range of maturity dates of these exchange traded open contracts is May 2002 to March of 2003. The average open trade equity for the period of January 1, 2002 to March 31, 2002 was $2,099,750.

The margin requirement at March 31, 2002 was $6,059,919. To meet this requirement, the Partnership had on deposit with the Clearing Broker $2,612,620 in segregated funds, $1,745,458 in secured funds and $4,153,814 in non-regulated funds.

(6) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the three months ended March 31, 2002. Total return is calculated as the change in a theoretical limited partner's investment over the entire period. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

Total return					(-12.77%)

		Ration to average net assets:
			Net income					(-13.37%)

		General and administrative expenses:
			Expenses					   0.61%
			Incentive fees				   0.00

				Total general and
				Administrative expenses		   0.61%


The net investment income and general and administrative expenses ratios are computed based upon the weighted average net assets for the Partnership for the period ended March 31, 2002.


(7) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 31, 2002, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.



Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operation



Fiscal Quarter ended March 31, 2002


The Partnership recorded a loss of $5,278,393 or $212.95 per Unit for the first quarter of 2002. This compares to a gain of $4,275,321 or $163.15 per Unit for the first quarter of 2001.

The Partnership continued to employ John W. Henry & Company, Inc.'s Strategic Allocation Program (JWH SAP) as its core manager, and Mount Lucas Management Corporation's MLM IndexT (Unleveraged) (MLM) for an overlay program. In January the fund was down 0.85%. JWH SAP had a loss of 1.05%. Gains from currency and energy positions were outweighed by losses in interest rates, agriculture, metals and stock indices. The gains in currencies came from the Japanese yen, Swiss franc, and the Euro. In energies, profits came from natural gas and crude oil positions. The biggest losses came from US and European interest rate positions. The MLM IndexT Program (Unleveraged) had a gain of 0.33%. Profits were in energies and softs, losses in metals, meats, grains, currencies and financials. The Partnership posted a loss of $355,767 or $14.17 per Unit in January.

Effective January 1, 2002, Mark S. Rzepczynski was appointed President of John
W. Henry & Company, Inc. Mr. Rzepczynski was most recently Senior Vice President of Research and Trading. Prior to joining JWH, Mr. Rzepczinski was Vice President and Director of Taxable Credit and Quantitative Research in the fixed-income division of Fidelity Management and Research from 1995 to 1998. Mr. Rzepczynski holds a BA (cum laude) in Economics from Loyola University of Chicago and an AM and PhD in Economics from Brown University.

In February the Partnership had a loss of 3.79%. The month was particularly difficult for JWH SAP with conflicting U.S. economic data released creating concerns as to when the U.S. recovery would start. The result was a weaker U.S. dollar against major European currencies causing the largest sector loss for the month. On the flip side, renewed concerns over high levels of U.S. consumer and corporate debt provided profitable trades in the short end of the yield curve. Energies provided minimal profits, mostly from crude. Other commodities markets offered mixed performance. The Partnership posted a loss of $1,561,599 or $62.68 per Unit in February.

During mid-month, the Japanese government announced the possibility of implementing a stimulus package to include inflating the economy and larger buy back programs in Japanese government bonds. In addition, the Japanese government proposed a possible program to buy stocks while at the same time introducing new regulations making short selling more difficult. These announcements adversely moved the Japanese government bond and Nikkei against us. Interest Rate and Stock Indices sectors were unprofitable for the month. Conversely, the Japanese government announced that at the end of March they would no longer guarantee time deposits in excess of 10 million yen. This caused concerned Japanese citizens to lower their deposit amounts and in turn purchase physical gold. The ensuing rally in gold pushed the metals sector into positive territory.

The MLM IndexT Program (Unleveraged) had a loss of .75%. MLM had a reversal of sector performance from January. All sectors were positive in February except for energies.

Everest Asset Management has added two new branch offices to assist with our ongoing effort to provide quality service to selling agents. A branch office has been opened in Charlotte, NC to represent Everest on the east coast, and a branch office has also been set up in Minneapolis, MN to assist in states west of the Mississippi. Ruth Mignerey will be the branch manager of the Charlotte office. Ruth graduated from Syracuse University and was most recently Assistant Vice President and Marketing Specialist in Alternative Investments at IJL/Wachovia Securities. Ruth has five years experience with Wachovia in structuring, marketing and performing due diligence on futures funds. Randy Kelsey will be the branch manager of the western office. Randy has been with Cargill Investor Services (CIS) in Chicago between 1980 and 1997. Between 1997 and 2001, Mr. Kelsey was a Senior Quality Consultant at Cargill, Inc. in Minneapolis. While at CIS, Mr. Kelsey acted as a wholesaler for the JWH Global Trust, a publicly offered trust also traded by JWH.

In March the Fund had a loss of 8.56%. Both managers were substantially down for the month. The Partnership posted a loss of $3,361,027 or $136.10 per Unit in March.

JWH had a loss of 5.73%. For the JWH SAP, March was a disappointing month despite positive returns from the energy, interest rate, metals and agricultural sectors, which were over powered by losses in currencies and indices. Japan's fiscal year end in March played a key role in producing negative results from yen-denominated markets. Japanese corporations repatriating yen for year-end purposes initially put heavy downward pressure on the USD yen from a level just shy of 134. However, a Japanese government official drew a line in the sand calling for a floor at a USD yen level of 125
126. Probably more influential was the announcement by Japanese regulators tightening short selling rules on the Nikkei higher from short covering and simultaneously moving USD yen and yen crosses lower. The USD yen market quickly reversed when the Japanese Government Pension and Investment Fund announced a JPY 7 trillion larger allocation to non-government fund managers for the new fiscal year. Fifteen percent of these assets would be allocated to non-Japanese markets, creating a demand for non-yen currencies. This brought USD yen quickly above the 132 level. Needless to say, this type of volatility created a very difficult trading environment.

The energy sector turned in a solid performance, with each market in positive territory by taking advantage of the up trends. Support for higher prices came from stronger-than-anticipated economic numbers from the U.S. This provided strength to OPEC's announcement in Vienna on March 15th, when they determined there would be no changes in production, at least until the next meeting on June 6th. Additionally, the U.S. Administration's overtures towards Iraq gave further fuel to higher crude prices and put doubt on the United Nations renewing the "Oil for Food" programs for Iraq, which ends in May. Drawdowns in the U.S. stockpiles this month in crude and energy products also provided strength to the markets.

Currencies were particularly hard hit this month. As mentioned previously, USD/yen and yen crosses were problematic. The U.S. dollar against the British pound, Swiss franc and Euro traded in a directionless fashion, resulting in losses as well. The South African rand was especially volatile after two relatively quiet weeks, resulting in trading losses. Minor currencies, including the Australian and New Zealand dollar, provided small bright spots with marginal profits.

Global indices were demanding because of the conflicting sentiment surrounding both country specific and worldwide economic recovery. The Nikkei, DAX, Eurostoxx and NASDAQ all started the month on a positive note, but either failed to continue or simply faltered and reversed trend, causing losses in these markets.

Profits in interest rates in Europe, Canada and Australia marginally outweighed losses in the United States and Japan. The Euro-Bund, Euro-Bobl and Australian 3-year bond futures provided solid profits from the well-defined downtrend. U.S. interest rates, which had been trending higher on fears of double dip recession in February, turned sharply lower early in March and experienced range bound trading for the remainder of the month, which provided little opportunity for profits.

Metals were all positive with the exception of aluminum. Current over-supply conditions in aluminum made it difficult to keep pace with other base metals, copper, nickel and zinc, that trended higher as a result of inventory building in the U.S. Gold and silver continued to benefit from inflationary fears as nominal rates of return remain very low.

MLM IndexT Program (Unleveraged) had a loss of 5.88% for the month, but the effect on the Fund was a loss of approximately 2.96% since the MLM Program is only one-half allocated for the overlay.

Dramatic market reversals, particularly in the energy markets, spurred by the notion of a U.S. economic recovery and escalating tension in the Middle East resulted in a very difficult March for the MLM IndexT. Though certainly within the range of historical experience, this kind of result is definitely on the lower end of expectations for monthly returns of the Index. As noted last month, the Index was positioned for continued weakness in commodity prices and firmness in the bond market. As a result of the action during the month, the Index now has a much more balanced exposure to the commodity markets and currency markets, and is short the U.S. bond markets. The change in positions after a difficult month demonstrates the self-correcting nature of the MLM IndexT technology. While there can be no assurance that the new exposures will be successful, Mount Lucas Management Corporation believes that the Index discipline limits the single position risk.

During the quarter, additional Units sold consisted of 4.09 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $5,941. Investors redeemed a total of 647.27 Units during the quarter. At the end of the quarter there were 24,462.69 Units outstanding (including 77.48 Units owned by the General Partner).

During the fiscal quarter ended March 31, 2002, the Partnership had no credit exposure to a counterparty, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.


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

During the fiscal quarter ended March 31, 2001, the Partnership had no credit exposure to a counterparty, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.

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





Item 3.        Quantitative and Qualitative Disclosures
				About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2001.





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



                            		EVEREST FUTURES FUND, L.P.

Date: May 15, 2002	By:	Everest Asset Management, Inc.,
                                          its General Partner



						By:	____________________________
							    Peter Lamoureux
							    President