Form 10-Q
period 2002-06-30
EVEREST FUTURES FUND L P
filed 2002-08-16
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2002

                    Commission File Number 0-17555

                         EVEREST FUTURES FUND, L.P.
          (Exact name of registrant as specified in its charter)


        Iowa                                                 42-1318186
        State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

        1100 North 4th Street, Suite 143, Fairfield, Iowa   52556
        (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code:   (641) 472-5500

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

                             Yes     X        No



Part I.  Financial Information



Item 1.  Financial Statements

"Following are Financial Statements for the fiscal quarter ending June 30, 2002"



	Fiscal Quarter		Year to Date		 Fiscal Year
	Fiscal Quarter		Year to Date
	Ended 6/30/02		to 6/30/02		Ended 12/31/01		Ended
6/30/01		to 6/30/01

Statement of
Financial Condition	X				X

Statement of
Operations	X		X				X		X

Statement of Changes
in Partners' Capital			X

Schedule of Investments			X

Notes to Financial
Statements	X




"EVEREST FUTURES FUND, LP"
                               COMBINED STATEMENTS OF FINANCIAL CONDITION

UNAUDITED

	"June 30, 2002"		"Dec 31, 2001"

ASSETS
Cash and cash equivalents	"8,870,604 "		"20,938,678 "

Equity in commodity trading accounts:

   Cash on deposit with brokers	"12,879,916 "		"8,768,736 "

   Net unrealized trading gains on open contracts	"7,089,431 "
	"2,486,233 "
"Investments, at fair value"	"16,394,074 "		"9,988,541 "

Interest receivable	"131,114 "		"52,501 "


      Total assets	"45,365,140 "		"42,234,689 "




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Accrued expenses	"21,100 "		"34,692 "

   Commissions payable	"127,245 "		"157,564 "

   Advisor's management fee payable	"84,469 "		"73,208 "

   Advisor's incentive fee payable	"985,668 "		0

   Redemptions payable	"5,711,746 "		"118,786 "

   Selling and Offering Expenses Payable	"4,729 "		0


      Total liabilities	"6,934,957 "		"384,250 "



Partners' Capital:
"   Limited partners (20,033.06 and 24,907.39 units"

"     outstanding at 6/30/02 and 12/31/01, respectively)"	" 38,282,118 "
	"41,519,565 "
      (see Note 1)
   General partners (77.48 and 198.49 units

"     outstanding at 6/30/02 and 12/31/01, respectively)"	" 148,066 "
	"330,874 "
      (see Note 1)
      Total partners' capital	"38,430,184 "		"41,850,439 "


      Total liabilities
        and partners' capital	"$45,365,140 "		"$42,234,689 "



Net asset value per outstanding unit of Partnership

  interest	"$1,910.95 "		"$1,666.96 "


See accompanying notes to financial statements.







"EVEREST FUTURES FUND, L.P."
COMBINED STATEMENTS OF OPERATIONS

"For the period January 1, 2002 through June 30, 2002"

UNAUDITED

	"Apr 1, 2002"		"Jan 1, 2002"		"Apr 1, 2001"
	"Jan 1, 2001"
	through		through		through		through
	"Jun 30, 2002"		"Jun 30, 2002"		"Jun 30, 2001"
	"Jun 30, 2001"

REVENUES

Gains on trading of commodity futures

"  and forwards contracts, physical"

  commodities and related options:

  Realized gain (loss) on closed positions	"4,837,765 "
	"2,786,416 "		"583,863 "		"6,221,182 "
   Change in unrealized trading gain (loss)

     on open contracts	"7,103,794 "		"4,603,199 "
	"(3,544,690)"		"(4,779,005)"
   Change in net unrealized gain (loss) on investments	0 		0
	"4,191 "		"6,385 "
   Net foreign currency translation gain (loss)	"118,859 "		"67,805 "
	"(38,609)"		"43,948 "
   Brokerage Commissions	"(538,556)"		"(1,162,785)"
	"(659,574)"		"(1,286,464)"

 Total trading income (loss)	"11,521,862 "		"6,294,634 "
	"(3,654,819)"		"206,046 "

"    Interest income, net of cash management fees"	"176,503 "
	"366,857 "		"476,410 "		"1,093,146 "

 Total income (loss)	"11,698,365 "		"6,661,491 "
	"(3,178,409)"		"1,299,192 "

General and administrative expenses

    Advisor's management fees	"226,803 "		"453,776 "		"159,574 "
	"322,896 "
    Advisor's incentive fees	"985,668 "		"985,668 "		0
	"29,399 "
    Administrative expenses	"16,538 "		"31,084 "		"20,876 "
	"30,435 "

  Total general and administrative expenses	"1,229,009 "
	"1,470,528 "		"180,450 "		"382,730 "


Net income (loss)	"10,469,355 "		"5,190,963 "
	"(3,358,859)"		"916,462 "


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST	$456.94 		$243.99 		($128.90)
	$34.25

	(see Note 1)
See accompanying notes to financial statements.









"EVEREST FUTURES FUND, LP"
COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

"For the period January 1, 2002 through June 30, 2002"

UNAUDITED


			Limited		General
	Units		Partners		Partners		Total

"Partners' capital at Jan 1, 2002"	"25,105.88 "		"41,519,565 "
	"$330,874 "		"$41,850,439 "

Net profit (loss)			"5,173,771 "		"17,192 "
	"5,190,961 "

Additional Units Sold 	251.53 		"478,792 "		0
	"478,792 "
(see Note 1)
Redemptions (see Note 1)	"(5,246.87)"		"(8,890,009.84)"
	"(200,000)"		"(9,090,010)"

"Partners' capital at June 30, 2002"	"20,110.54 "
	"$38,282,118 "		"$148,066 "		"$38,430,184 "


Net asset value per unit
"   January 1, 2002(see Note 1)"			"1,666.96 "		"1,666.96 "


Net profit (loss) per unit (see Note 1)			243.99
	243.99

Net asset value per unit
"June 30, 2002"			"$1,910.95 "		"$1,910.95 "




See accompanying notes to financial statements.





	"Everest Futures Fund, L.P"
	Schedule of Investments
	"June 30, 2002"
			Number of contracts		Principal (notional)
	Carrying Value/ Value (OTE)
Long positions:
Futures positions (5.11%)
Interest rates			"1,511    "	$	"243,360,829 "
	"1,553,174 "
Metals			387    		"12,619,481 "		"(174,484)"

Energy			292    		"7,606,389 "		"9,755 "

Agriculture			680    		"10,219,217 "		"345,042 "

Currencies			188    		"37,736,413 "		"231,962 "

Indices			    		0 		0
					"311,542,329 "		"1,965,449 "
Forward positions (14.53%)
Currencies					"195,069,343 "		"5,585,777 "

   Total long positions				$	"506,611,672 "
	"7,551,226 "
Short positions:
Futures positions (-0.69%)
Interest rates			  	$	0 		0
Metals			230 		"8,028,250 "		"(139,069)"
Energy			143 		"4,213,690 "		"(89,025)"
Agriculture			415 		"3,967,635 "		"11,530 "
Currencies			  		0 		0
Indices			186 		"11,533,080 "		"(50,094)"
					"27,742,655 "		"(266,658)"
Forward positions (-0.51%)
Currencies					"70,685,237 "		"(195,136)"
  Total short positions				$	"98,427,892 "
	"(461,794)"
Total open contracts (18.45%)						$	"7,089,432
"
Securities Held
Maturity Over 60 days (42.61%)	Coupon		Maturity
	Cost
FANNIE MAE MED TERM NT 	4.55%		7/23/03
	"$1,011,544.74 "
FREDDIE MAC NOTE 	4.45%		7/30/03				"$303,773.31 "
FANNIE MAE MED TERM NT 	4.75%		4/17/03
	"$506,647.88 "
FREDDIE MAC NOTE 	2.250%		2/14/03
	"$1,600,000.00 "
FANNIE MAE MED TERM NT 	4.15%		8/28/03
	"$252,332.29 "
FANNIE MAE MED TERM NT 	4.25%		8/13/03
	"$2,626,598.00 "
FANNIE MAE MED TERM NT 	4.00%		8/21/03
	"$1,513,350.00 "
US T-Bill TERM REPO  			9/12/02
	"$1,337,524.17 "
FANNIE MAE MED TERM NT 	5.00%		2/14/03
	"$735,989.97 "
FANNIE MAE MED TERM NT 	5.75%		4/15/03
	"$1,542,882.90 "
FED HM LN BK BOND 	5.80%		9/18/02
	"$407,255.95 "
FANNIE MAE MED TERM NT	5.750%		4/15/03
	"$617,033.15 "
FANNIE MAE MED TERM NT 	4.63%		5/15/03
	"$2,641,630.29 "
FED HM LN BK BOND	5.53%		1/15/03				"$1,279,337.50 "


  Total securities maturity over 60 days						$
	"$16,375,900.15 "
Cash and cash equivalents (23.08%)
	"$8,870,603.95 "
Cash on deposit with brokers (33.52%)
	"12,879,916 "
Less liabilities in excess of other assets (-17.66%)
		"(6,785,668)"
Net assets (100.0%)						$	"38,430,184 "










                            EVEREST FUTURES FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                JUNE 30, 2002


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

The initial public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $75,533,391 for 42,987.72 Units sold July 1, 1995 through June 30, 2002. On March 29, 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Trading Partnership)), a newly formed limited partnership that invested directly in commodity interests.
The co-general partners of the Trading Partnership were CIS Investments, Inc.
(CISI) and the General Partner (collectively, the General Partners). In July 2000, the Partnership redeemed approximately 50% of its assets from the Trading Partnership. Effective as of the close of business August 31, 2000, the Partnership liquidated its remaining investment in the Trading
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

Effective September 1, 2001, CIS charges the Partnership or Trading Partnership (prior to September 2000) monthly brokerage commissions equal to 0.5052% of the Partnership or Trading Partnership's beginning-of-month net asset value, as defined. Prior to September 1, 2001, the monthly brokerage commission was 0.5%. Monthly brokerage commissions will increase incrementally to 0.5208% as the trading allocation to MLM increases. As of June 30, 2002, the monthly brokerage commission is 0.5104%. The General Partner receives a management fee of approximately 83% of the brokerage commission charged by CIS. Net brokerage commissions are recorded in the statement of operations as a reduction of trading income and the amounts paid to the General Partner are recorded as management fees. Prior to September 2000, CISI received a co-general partner fee from the General Partner equal to 1/12 of .25% of the month-end net asset value, as defined. Prior to January 1, 1999, CISI received 1/12 of .40% of the month-end net asset value. CISI no longer as a co-general partner and no longer receives a co-general partner fee.

As of June 30, 2002, the Partnership has approximately $38.4 million of net assets. JWH's allocation was approximately $38.2 million and MLM's was approximately $16.3 million of notional funding. The General Partner may replace or add trading advisors at any time.

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

The notional amounts of open contracts at June 30, 2002, as disclosed in the Schedule of Investments, do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

Net trading results from derivatives for the periods presented are reflected in the statement of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, and forward contracts.

The Limited Partners bear the risk of loss only to the extent of the net asset value of their Partnership units.



The following chart discloses the dollar amount of the unrealized gain or loss on open contracts related to Commodity Interests for the Partnership as of June 30, 2002:


COMMODITY GROUP                    UNREALIZED GAIN/(LOSS
FOREIGN CURRENCIES				  	5,622,602
STOCK INDICES					          (50,094)
METALS						         (313,554)
INTEREST RATE INSTRUMENTS			         1,553,175
ENERGIES                                            (70,270)
AGRICULTURAL                                        356,572
								____________
TOTAL		     				               7,089,431

The range of maturity dates of these exchange traded open contracts is July 2002 to March of 2003. The average open trade equity for the period of April 1 to June 30, 2002 was $4,603,816.

The margin requirement at June 30, 2002 was $7,837,322. To meet this requirement, the Partnership had on deposit with the Clearing Broker $1,231,126 in segregated funds, $1,729,777 in secured funds and $9,919,014 in non-regulated funds.

(6) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the six months ended June 30, 2002. Total return is calculated as the change in a theoretical limited partner's investment over the entire period. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

                Total return                           14.64%

              Ration to average net assets:
                  Net income                          13.65%

              General and administrative expenses:
                Expenses                               1.27%
                Incentive fees                         2.59%

                  Total general and
                  Administrative expenses              3.86%


The net investment income and general and administrative expenses ratios are computed based upon the weighted average net assets for the Partnership for the period ended June 30, 2002.


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



         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operation


Fiscal Quarter ended June 30, 2002


The Partnership recorded a gain of $10,469,355 or $456.94 per Unit for the second quarter of 2002. This compares to a loss of $3,358,859 or $128.90 per Unit for the second quarter of 2001.

The Partnership continued to employ John W. Henry & Company, Inc.'s Strategic Allocation Program (JWH SAP) as its core manager, and Mount Lucas Management Corporation's MLM Index (Unleveraged) (MLM) for an overlay program. In
April the Fund was up 0.69%.

JWH SAP was down in the middle of April but rallied to slightly positive after disappointing economic data and corporate earnings forced many markets to reverse. In particular, the eventual weakness in the dollar provided strong results in currencies. The energy sector, stock indices, and gold were also positive, with global interest rates negative. The MLM Index Program (Unleveraged) was essentially flat for April. The markets in the Index were choppy as the debate on the timing of the recovery continued. The Partnership recorded a gain of $244,008 or $9.98 per unit in April.

May was a positive month for the Fund, up 8.68%. The JWH SAP was up 9.39%. The theme for May at JWH was the weakening of the U.S. dollar. The U.S. 'crisis in confidence' brought about by corporate accounting scandals and constant government warnings of possible further terrorist attacks created a widespread repatriation of assets out of the U.S. JWH SAP also had profits in metals, with gold and silver continuing to shine. Stock index results were mixed and the energy, interest rate and agricultural sectors were slightly down. The MLM Index (Unleveraged) was down 0.60% for the Fund, suffering losses in energies, grains, and softs that were larger than the profits in metals, meats, financials, and currencies. The Partnership
recorded a gain of $2,914,124                 or $127.02 per unit in May.

June saw a gain of 20.11% for the Fund. JWH SAP was up 20.37%. Continued weakness in the U.S. dollar across the board was felt against the major currencies. Continued accounting irregularities further depressed the stock market while triggering a flight from the U.S. dollar. JWH SAP had profits in interest rates and agriculturals. Losses came in metals as gold retreated from its peak. The energy market was directionless. The MLM Index (Unleveraged) was slightly negative (down 0.16%) for the Fund in June. Positive results in currencies, energies, and financials were outweighed by losses in grains, meats, metals, and softs. The Partnership recorded a gain
of $7,311,224 or $319.94           per Unit in June.



During the quarter, additional Units sold consisted of 247.44 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $472,851. Investors redeemed a total of 4,599.60 Units during the quarter. At the end of the quarter there were 20,110.54 Units outstanding (including
77.48 Units owned by the General Partner).

During the fiscal quarter ended June 30, 2002, the Partnership had no material credit exposure to a counter-party which is a foreign commodities exchange or to any counter-party dealing in over the counter contracts which was material.

Effective June 20, 2002, Teresa M. Prange resigned as Principal and Chief Financial Officer of Everest Asset Management, Inc.

Effective August 12, 2002, Everest Asset Management, Inc. relocated its offices to 1100 North 4th Street, Suite 143, Fairfield, IA 52556.


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

The Partnership continued to employ John W. Henry & Company, Inc.'s Strategic Allocation Program (JWH SAP) as its core manager, and Mount Lucas Management Corporation's MLM Index (Unleveraged) (MLM) for an overlay program. In January the fund was down 0.85%. JWH SAP had a loss of 1.05%. Gains from currency and energy positions were outweighed by losses in interest rates, agriculture, metals and stock indices. The gains in currencies came from the Japanese yen, Swiss franc, and the Euro. In energies, profits came from natural gas and crude oil positions. The biggest losses came from US and European interest rate positions. The MLM Index Program (Unleveraged) had a gain of 0.33%. Profits were in energies and softs, losses in metals, meats, grains, currencies and financials. The Partnership posted a loss of $355,767 or $14.17 per Unit in January.

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

The MLM Index Program (Unleveraged) had a loss of .75%. MLM had a reversal of sector performance from January. All sectors were positive in February except for energies.

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

MLM Index Program (Unleveraged) had a loss of 5.88% for the month, but the effect on the Fund was a loss of approximately 2.96% since the MLM Program is only one-half allocated for the overlay.

Dramatic market reversals, particularly in the energy markets, spurred by the notion of a U.S. economic recovery and escalating tension in the Middle East resulted in a very difficult March for the MLM Index. Though certainly within the range of historical experience, this kind of result is definitely on the lower end of expectations for monthly returns of the Index. As noted last month, the Index was positioned for continued weakness in commodity prices and firmness in the bond market. As a result of the action during the month, the Index now has a much more balanced exposure to the commodity markets and currency markets, and is short the U.S. bond markets. The change in positions after a difficult month demonstrates the self-correcting nature of the MLM Index technology. While there can be no assurance that the new exposures will be successful, Mount Lucas Management Corporation believes that the Index discipline limits the single position risk.

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



                                EVEREST FUTURES FUND, L.P.

Date: August 15, 2002	        By:	    Everest Asset Management, Inc.,
                                          its General Partner



				        By:	__/s/ Peter
Lamoureux______________________
							    Peter Lamoureux
							    President




                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                   PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying second quarter report on Form 10-Q of Everest Futures Fund, L. P. for the quarter ended June 30, 2002, I, Peter Lamoureux, President and Treasurer of Everest Asset Management, Inc., General Partner, Everest Futures Fund, L. P., hereby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)	such quarterly report on Form 10-Q for the quarter ended
June 30, 2002, fully complies with the requirements of
                   Section 13(a) or 15(d) of the Securities Exchange Act
                   1934; and

               (2) the information contained in such quarterly report on Form
                   10Q for the quarter ended June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Everest Futures Fund, L. P.


                                         EVEREST FUTURES FUND, L.P.

Date:  August 15, 2002                   By:  Everest Asset Management, Inc.,
                                                its General Partner



                                         By:    /s/ Peter Lamoureux
                                                Peter Lamoureux
                                                President and Treasurer