Form 10-Q
period 2002-09-30
EVEREST FUTURES FUND L P
filed 2002-11-18
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2002

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

                             Yes     X        No














Part I.  Financial Information



























Item 1.  Financial Statements



















Following are Financial Statements for the fiscal quarter ending September 30, 2002



































Fiscal Quarter

Year to Date

 Fiscal Year

Fiscal Quarter

Year to Date

Ended 9/30/02

to 9/30/02

Ended 12/31/01

Ended 9/30/01

to 9/30/01














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









UNAUDITED
















Sept 30, 2002

Dec 31, 2001























ASSETS









Cash and cash equivalents
10,764,964

20,938,678






Equity in commodity trading accounts:









   Cash on deposit with brokers
15,095,990

8,768,736






   Net unrealized trading gains on open contracts
4,075,410

2,486,233






Investments, at fair value
16,756,039

9,988,541






Interest receivable
71,029

52,501
















      Total assets
46,763,433

42,234,689




































LIABILITIES AND PARTNERS' CAPITAL









Liabilities:









   Accrued expenses
31,450

34,692






   Commissions payable
175,099

157,564






   Advisor's management fee payable
86,493

73,208






   Advisor's incentive fee payable
1,659,450

0






   Redemptions payable
266,384

118,786






   Selling and Offering Expenses Payable
7,485

0
















      Total liabilities
2,226,361

384,250


























Partners' Capital:









   Limited partners (19,638.04 and 24,907.39 units








     outstanding at 9/30/02 and 12/31/01, respectively)
 44,487,072

41,519,565
















   General partners (22.07 and 198.49 units









     outstanding at 9/30/02 and 12/31/01, respectively)
         50,000

330,874
















      Total partners' capital
44,537,072

41,850,439
















      Total liabilities









        and partners' capital
$46,763,433

$42,234,689


























Net asset value per outstanding unit of Partnership








  interest
$2,265.35

$1,666.96
















See accompanying notes to financial statements.
















































EVEREST FUTURES FUND, L.P.


COMBINED STATEMENTS OF OPERATIONS


For the period January 1, 2002 through September 30, 2002


UNAUDITED












July 1, 2002

Jan 1, 2002

July 1, 2001

Jan 1, 2001



through

through

through

through



Sept 30, 2002

Sept 30, 2002

Sept 30, 2001

Sept 30, 2001

















REVENUES



















Gains on trading of commodity futures









  and forwards contracts, physical









  commodities and related options:









  Realized gain (loss) on closed positions
12,365,227

15,151,643

152,628

6,373,810


   Change in unrealized trading gain (loss)









     on open contracts
(3,014,021)

1,589,177

2,390,907

(2,388,098)


   Net foreign currency translation gain (loss)
17,335

85,139

92,050

135,998


   Brokerage Commissions
(615,333)

(1,778,118)

(629,458)

(1,915,921)












 Total trading income (loss)
8,753,208

15,047,842

2,006,127

2,205,788












    Interest income, net of cash management fees
205,398

572,255

381,527

1,481,059












 Total income (loss)
8,958,606

15,620,097

2,387,655

3,686,847












General and administrative expenses









    Advisor's management fees
247,819

701,595

208,423

531,318


    Advisor's incentive fees
1,659,450

2,645,119

0

29,399


    Administrative expenses
19,751

50,836

15,138

45,573












  Total general and administrative expenses
1,927,021

3,397,549

223,561

606,291






















Net income (loss)
7,031,585

12,222,548

2,164,094

3,080,556






















PROFIT (LOSS) PER UNIT OF









  PARTNERSHIP INTEREST
$354.40

$598.39

$84.89

$119.14






















See accompanying notes to financial statements.




































































EVEREST FUTURES FUND, LP

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the period January 1, 2002 through September 30, 2002


UNAUDITED
























Limited

General





Units

Partners

Partners

Total

















Partners' capital at Jan 1, 2002
25,105.88

41,519,565

$330,874

    $41,850,439












Net profit (loss)


12,377,896

(155,348)

12,222,548












Additional Units Sold
603.80

1,253,257

0

1,253,257












Redemptions
(6,049.57)

(10,663,646)

(125,526)

(10,789,172)












Partners' capital at Sept 30, 2002
19,660.11

$44,487,072

$50,000

    $44,537,072






















Net asset value per unit









   January 1, 2002


1,666.96

1,666.96














Net profit (loss) per unit


598.39

598.39














Net asset value per unit









Sept 30, 2002


$2,265.35

$2,265.35


































See accompanying notes to financial statements.





























Everest Futures Fund, L.P









Schedule of Investments









Sept 30, 2002











Number of
contracts

Principal
(notional)

Carrying Value/
Value (OTE)


Long positions:









Futures positions (8.36%)









Interest rates


1,435
$
219,280,706

2,831,675


Metals


335

10,834,244

(162,697)


Energy


527

17,121,632

513,793


Agriculture


940

12,756,892

370,136


Currencies


200

38,964,775

170,113


Indices




0

0







298,958,250

3,723,019


Forward positions (0.19%)









Currencies




75,601,370

86,309


   Total long positions



$
374,559,620

3,809,328


Short positions:









Futures positions (1.70%)









Interest rates



$
0

0


Metals


389

11,869,416

249,960


Energy


72

1,198,800

25,937


Agriculture


121

2,826,533

(80,570)


Currencies


17

1,068,790

0


Indices


172

8,594,394

562,278







25,557,933

757,606


Forward positions (-1.10%)









Currencies




85,376,760

(491,524)


  Total short positions



$
110,934,692

266,082


Total open contracts (9.15%)





$
4,075,410


Securities Held









Maturity Over 60 days (37.62%)
Coupon

Maturity



Cost


FANNIE MAE MED TERM NT
5.00%

2/14/03



728,012


FANNIE MAE MED TERM NT
5.75%

4/15/03



1,542,883


FANNIE MAE MED TERM NT
5.75%

4/15/03



617,033


FED HM LN BK BOND
2.250%

8/14/03



3,400,000


FREDDIE MAC NOTE
2.45%

1/23/04



902,176


FED HM LN BK BOND
2.33%

3/5/04



1,124,473


FANNIE MAE MED TERM NT
3.18%

5/26/04



2,833,637


FREDDIE MAC NOTE


11/14/03



252,763


FED HM LN BK BOND 2.50
2.50%

2/20/04



1,504,430


FANNIE MAE MED TERM NT
3.75%

5/12/04



717,687


FANNIE MAE MED TERM NT
3.15%

7/29/04



709,942


FANNIE MAE MED TERM NT
3.50%

6/24/04



918,042


FED HM LN BK BOND
2.50%

2/20/04



1,504,962






















  Total securities maturity over 60 days





$
16,756,039


Cash and cash equivalents (23.95%)






10,764,964


Cash on deposit with brokers (33.89%)






15,095,990


Less liabilities in excess of other assets (-4.61%)






(2,155,332)


Net assets (100.0%)





$
44,537,072






















































                            EVEREST FUTURES FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                SEPTEMBER 30, 2002


(1)  GENERAL INFORMATION AND SUMMARY

Everest Futures Fund, L.P. (the "Partnership") is a limited partnership organized on June 20, 1988 under the Iowa Uniform Limited Partnership Act (the
Act). The business of the Partnership is the speculative trading of commodity futures contracts and other commodity interests, including forward contracts on foreign currencies ("Commodity Interests") either directly or through investing in other, including subsidiary, partnerships, funds or other limited liability entities. The Partnership commenced its trading operations on February 1,1989 and its general partner is Everest Asset Management, Inc. (the "General Partner") a Delaware corporation organized in December 1987.

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

The initial public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1,
1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $76,307,856 for 43,339.99 Units sold July 1, 1995 through September 30, 2002. On March 29, 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures
Fund II, L.P. (Trading Partnership)), a newly formed limited partnership that invested directly in commodity interests. The co-general partners of the Trading Partnership were CIS Investments, Inc. (CISI) and the General Partner (collectively, the General Partners). In July 2000, the Partnership redeemed approximately 50% of its assets from the Trading Partnership. Effective as of the close of business August 31, 2000, the Partnership liquidated its remaining investment in the Trading Partnership. CISI also liquidated its investment in the Trading Partnership and the Trading Partnership was dissolved in September 2000.



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

Effective September 1, 2001, Mount Lucas Management Corporation (MLM) was added as trading advisor with an initial allocation of $10 million. This allocation represented notional funding for the Partnership. MLM receives a monthly management fee of 0.0625% (0.75% annually) of the Partnership's month-end allocated assets as defined. As MLM uses the MLM Index-Unleveraged, they do not receive an incentive fee. MLM's allocation will be increased by $10 million effective October 1, 2002.

Effective September 1, 2001, CIS charges the Partnership or Trading Partnership (prior to September 2000) monthly brokerage commissions equal to 0.5052% of the Partnership or Trading Partnership's beginning-of-month net asset value, as defined. Prior to September 1, 2001, the monthly brokerage commission was 0.5%. Monthly brokerage commissions will increase incrementally to 0.5208% as the trading allocation to MLM increases. As of September 30, 2002, the monthly brokerage commission is 0.5104%. The General Partner receives a management fee of approximately 83% of the brokerage commission charged by CIS. Net brokerage commissions are recorded in the statement of operations as a reduction of trading income and the amounts paid to the General Partner are recorded as management fees. Prior to September 2000, CISI received a co-general partner fee from the General Partner equal to 1/12 of .25% of the month-end net asset value, as defined. Prior to January 1, 1999, CISI received 1/12 of .40% of the month-end net asset value. CISI no longer as a co-general partner and no longer receives a co-general partner fee.

As of September 30, 2002, the Partnership has approximately $44.5 million of net assets. JWH's allocation was approximately $44.3 million and MLM's was approximately $26.3 million of notional funding. The General Partner may replace or add trading advisors at any time.

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

The notional amounts of open contracts at September 30, 2002, as disclosed in the Schedule of Investments, do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

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




(6)FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the nine months ended September 30, 2002. Total return is calculated as the change in a theoretical limited partner's investment over the entire period. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

                Total return                         35.90%

              Ratio to average net assets:
                  Net income                          31.11%

              General and administrative expenses:
                Expenses                               1.92%
                Incentive fees                         6.73%

                  Total general and
                  Administrative expenses              8.65%


The net investment income and general and administrative expenses ratios are computed based upon the weighted average net assets for the Partnership for the period ended September 30, 2002.


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



         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operation


                    Fiscal Quarter ended September 30, 2002


The Partnership recorded a gain of $7,031,585 or $354.40 per Unit for the third quarter of 2002. This compares to a gain of $2,164,094 or $84.89 per Unit for the third quarter of 2001.

The Partnership continued to employ John W. Henry & Company, Inc.'s Strategic Allocation Program (JWH SAP) as its core manager, and Mount Lucas Management Corporation's MLM Index (Unleveraged) (MLM) for an overlay program. In July the Fund was up 6.97%.

The turbulence in the financial markets created a beneficial trading environment for JWH SAP. Lower interest rates made fixed income the strongest performer in July. The second biggest contributor was equity indices as JWH was short. Energies were also profitable, especially natural gas. Agriculturals and metals were essentially flat for the month. The chain of market moves continued from the last two months into July and produced solid results for JWH.

The MLM Index Program (Unleveraged) was negative for the Fund in July. The Index had profits in energies, grains, and financials, but slightly larger losses in currencies, meats, metals, and softs. The Partnership recorded a gain of $2,677,092 or $133.12 per unit in July.

August was a positive month for the Fund, up 3.79%. August saw a smoothing of trends and diminished volatility in financial markets, but there was considerable volatility in the energy and financial markets. For JWH trading in fixed income markets was profitable and energies were profitable as the U.S. continued to discuss ways of disposing of Saddam Hussein. Agriculturals were volatile and difficult for JWH to trade, currencies lost money, and metals were flat. The MLM Index Program (Unleveraged) posted profits for the Fund in energies, financials, and grains. The Partnership recorded a gain of $1,537,949 or $77.48 per unit in August.

September saw a gain of 6.78% for the Fund. JWH had most of that gain with a positive 6.35% performance, with profits in fixed income, global indices, and
energy markets.   JWH has continued to take full advantage of two recurring
themes which have spurred significant trends: the global economic slowdown and a possible war with Iraq. The MLM Index Program (Unleveraged) had profits in energies, financials, metals, and softs, with smaller overall losses in meats, grains, and currencies. The Partnership recorded a gain of $2,816,544 or $143.80 per Unit in September.

During the quarter, additional Units sold consisted of 352.27 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $744,465. Investors redeemed a total of 747.29 Units during the quarter and the General Partner redeemed 55.41 Units. At the end of the quarter there were 19,660.11 Units outstanding (including 22.07 Units owned by the General Partner).

During the fiscal quarter ended September 30, 2002, the Partnership had no material credit exposure to a counter-party which is a foreign commodities exchange or to any counter-party dealing in over the counter contracts which was material.


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

May was a positive month for the Fund (up1.51%), with both JWH and the BFIP showing profits. On the JWH side, currencies led the way with the dollar showing strength against the Euro and Swiss franc. Profits were also seen in the British pound. Interest rate positions were slightly negative for JWH, as were overseas stock indexes and metals. The BFIP had gains in 5 out of 7 sectors traded. They were, in this order, softs, energies, grains, financials and currencies. The two losing sectors were metals and meats. The Partnership recorded a gain of $641,062 or $24.92 per unit in May.

June saw a loss of 1.41% for the Fund. The JWH programs were down4.29% coming from losses in interest rate and currency sectors. However, the JWH losses were somewhat offset by the BFIP gain of 1.92% coming in six of their seven sectors traded. The largest gain for BFIP came in softs, following by metals and energies. The Partnership recorded a loss of $605,424 or $23.61 per Unit in June.

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

The MLM Index Program (Unleveraged) had a loss of 0.75%. MLM had a reversal of sector performance from January. All sectors were positive in February except for energies.

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



                                EVEREST FUTURES FUND, L.P.

Date: November 15, 2002	        By:	    Everest Asset Management, Inc.,
                                          its General Partner



				        By:	__/s/ Peter Lamoureux______________________
							    Peter Lamoureux
							    President




                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                   PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying second quarter report on Form 10-Q of Everest Futures Fund, L. P. for the quarter ended June 30, 2002, I, Peter Lamoureux, President and Treasurer of Everest Asset Management, Inc., General Partner, Everest Futures Fund, L. P., hereby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)	such quarterly report on Form 10-Q for the quarter ended
September 30, 2002, fully complies with the requirements of
                   Section 13(a) or 15(d) of the Securities Exchange Act
                   1934; and

               (2) the information contained in such quarterly report on Form
                   10Q for the quarter ended September 30, 2002, fairly presents in all material respects, the financial condition and results
		       of operations of the Everest Futures Fund, L. P.



                                         EVEREST FUTURES FUND, L.P.

Date:  November 15, 2002                  By:  Everest Asset Management, Inc.,
                                                its General Partner



                                         By:    /s/ Peter Lamoureux
                                                Peter Lamoureux
                                                President, Treasurer, Secretary