Form 10-K
period 2002-12-31
EVEREST FUTURES FUND L P
filed 2003-03-31
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10K


  Annual report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934


   For the fiscal year ended       Commission File Number 0-17555
       December 31, 2002

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

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February
   28, 2003:  $53,898,207



                              Part 1

Item 1.  Business

Everest Futures Fund, L.P. (the "Partnership") is a limited partnership organized on June 20, 1988 under the Iowa Uniform Limited Partnership Act. The business of the Partnership is the speculative trading of commodity futures contracts and othercommodity interests, including forward contracts on foreign currencies (Commodity Interests) either directly or through investing in other, including subsidiary, partnerships, funds or other limited liability entities. The Partnership commenced its trading operations on February 1, 1989. Its General Partner is Everest Asset Management, Inc. (the "General Partner") a Delaware corporation organized in December, 1987.

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

The initial public offering of the Partnership's Units of limited partnership interests (Units) pursuant to a registration statement on Form S-18 and Prospectus was declared effective and commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of 44,611.96 additional Units sold for $78,900,729 since July 1, 1995 through December 31, 2002.

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

Upon fifteen days written notice, a Limited Partner may require the Partnership to redeem all or part of his Units effective as of the close of business (as determined by the General Partner) on the last day of any month at the Net Asset Value thereof on such date. Notwithstanding the above, pursuant to the Amended and Restated Agreement of Limited Partnership, the General Partner may, in its sole discretion, and on ten days' notice, require a Limited Partner to redeem all or part of his Units in the Partnership as of the end of any month. There are no additional charges to the Limited Partner at redemption. The Partnership's Amended and Restated Agreement of Limited Partnership contains a full description of redemption and distribution procedures.

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

The address of the General Partner and the Partnership is 1100 North 4th Street, Suite 143, Fairfield, Iowa 52556, and the telephone number is (641) 472-5500. The General Partner changed its name as of March 1, 1994 and amended its Certificate of Incorporation, with no other changes, accordingly. In accordance with the provisions of the Commodity Exchange Act and the rules of the National Futures Association (NFA), the General Partner is registered as a commodity pool operator and a commodity trading advisor, JWH and MLM are registered as commodity trading advisors and the Commodity Broker is registered as a futures commission merchant, each subject to regulation by the Commodity Futures Trading Commission (CFTC). Each is also a member of the NFA in such capacity.

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


Everest pays the Commodity Broker a brokerage commission charge equal to 0.5104% of the Partnership's Beginning Net Asset Value as of the beginning of each month (approximately 6.125% annually). Monthly brokerage commissions will increase incrementally to 0.5208% (approximately 6.25% annually) as the trading allocation to MLM increases. Approximately 83% of this amount is rebated by the Commodity Broker to the General Partner. If there is a material change in Everest's brokerage commission structure, investors and Limited Partners will be informed in writing. The Commodity Broker may, in the future, increase the fee charged to Everest.

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

MLM receives a monthly management fee of 0.0625% (0.75% annually) of the Partnership's month-end allocated assets as defined. As
MLM uses the MLM Index-Unleveraged, they do not receive an incentive fee. Effective February 2003, the management fee was reduced to 0.04167% (0.50% annually).

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

The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will be approximately $65,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 1998-2002 can be found in the table in Item 6 below.

The Partnership has no Employees. As of December 31, 2002, the General Partner had 5 employees. Further, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to its
affilated company, Capital Management Partners, Inc.   (Capital).
As of December 31, 2002 Capital had 8 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of this limited partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership's business, as of December 31, 2002 is set forth under Items 6 and 7 herein.

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

Until a final resolution is reached, the parties have agreed that the management fees otherwise payable to Trilogy under its advisory contract would be applied as a credit to offset the losses. The offset is not in settlement, partial settlement, or indemnification of any kind and is without prejudice to any rights or claims by either side. Beginning in November 2000, and until approximately July 1, 2001, at which time Trilogy was terminated, all of the management fees that would otherwise be paid to Trilogy were deposited into a separate account for the benefit of those limited partners that were limited partners on November 1, 2000 and to cover the expenses associated with the collection of the losses. The separate account is not included in the financial statements of the Partnership. After its termination, Trilogy demanded that such fees be returned to it. The General Partner rejected Trilogy's demand and is assessing its options for collection.

A demand for arbitration was filed with the NFA on October 3, 2002. Trilogy has responded to the demand for arbitration and has counterclaimed for the amount of $130,210, together with attorney's fees, interest and costs of suit. That figure represents the amount of management fees, otherwise payable to Trilogy under its advisory contract, that both parties agreed would be held as a credit to the Partnership to offset the losses. The General Partner has a letter to that effect which was signed by the president of Trilogy on January 29, 2001.

The General Partner anticipates a hearing in front of an NFA arbitration panel in the coming months, but no date has been set for the hearing. At the present time, the General Partner is unable to determine whether any of the losses will be recovered.




Item 4.	Submission of Matters to a Vote of Security Holders

None.

                             PART II


Item 5.	Market for Registrant's Units & Related Security
Holder Matters

        (a) There is no established public market for the Units and none is expected to develop.

        (b) As of December 31, 2002, there were 20,591.62 Units held by Limited Partners and 22.07 held by the General Partner. A total of 15,016.20 Units were redeemed by Limited Partners and 176.42 units were redeemed by the General Partner from January 1, 2000 to December 31, 2002. The Partnership's Fifth Amended and Restated Agreement of Limited Partnership contains a full description of redemption and distribution procedures.

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


Item 6.	Selected Financial Data

                         1998      1999    2000	   2001     2002

                         (In thousands, except amounts per Unit)
1. Operating Revenues   $9,170   $(4,695) $ (186) $4,688  $14,528
2. Income (Loss) from
   Continuing Operations 3,756    (9,713) (3,969)  1,284    8,454
3. Income (Loss)
   Per Unit             594.80   (405.66)(133.98)  48.46   405.48
4. Total Assets         57,221    41,849  43,075  42,235   43,174
5. Long Term Obligations   0        0       0        0       0
6. Cash Dividend per Unit  0        0       0        0       0



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

For the year ended December 31, 2002, Limited Partners redeemed a total of 6,191.54 Units for $11,104.729 and the General Partner redeemed a total of 176.42 Units for $325,526. For the year ended December 31, 2001, Limited Partners redeemed a total of 2,286.333 Units for $3,783,769 and the General Partner did not redeem any Units.

During 2002, investors purchased 1,875.77 Units (none of the units were purchased by the General Partner) for $3,846,131.

As of December 31, 2002, Everest had no credit risk exposure to a counterparty which is a foreign commodities exchange which was material. Everest trades on recognized global futures exchanges. In addition, over the counter contracts in the form of forward foreign currency transaction are traded by Everest. As of December 31, 2002, the Partnership had 11,749,170 on deposit at CISFS. CISFS does not deal in foreign exchange forwards, but acts as a broker, placing the trades immediately with large banks having assets in excess of $100 million. At the settlement date, all transactions with each of the banks are netted and any excess or deficit is received from or sent to the bank. All of the Partnership's foreign exchange transactions are transacted in US dollars.

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

In September the Partnership began an allocation to another futures index fund, the MLM Index Program, unleveraged, managed by Mount Lucas Management Corporation (MLM) in Princeton, NJ.

At December 31, 2002 the Partnership had approximately $42.7 million in assets. JWH's allocation was approximately $41 million and MLM's was approximately $26.6 million.

2002

The Partnership recorded a gain of $8,454,389, or $405.48 per unit, for the year 2002. That represents a gain of 24.32% for the year.

The most difficult period for the Partnership in 2002 was the first quarter, which saw a loss of 12.77%. In March both managers, the JWH Strategic Allocation Program and the MLM Index (unleveraged), were substantially negative. JWH had losses in currencies, particularly the Japanese Yen where government intervention abruptly brought the yen above the 132 level and created a volatile trading environment. JWH's positions in the US dollar versus the British pound, the Swiss franc and the Euro were negative as well as the yen. Losses were also incurred in the global stock indices, particularly the Nikkei, DAX, Eurostoxx and NASDAQ which all started the month on a positive note, but either failed to continue or simply faltered and reversed trend. JWH did post smaller overall profits in energies, interest rates, and metals. After a small gain in January and a small loss in February, the MLM Index (unleveraged) had a loss of 5.88% for the month, but the effect for the Partnership was somewhat mitigated by the fact that the Index program was only approximately one half allocated to the Partnership. Therefore, the loss from the Index was approximately 2.96%. For the Index in March, dramatic reversals, particularly in the energy markets, spurred by the hope of a US recovery and escalating tension in the Middle East, resulted in a very difficult month.

For the second quarter of 2002, the Partnership gained 31.43%. Most of the gains came in May and June, particularly June, and all of the gains came from JWH. In May JWH had a gain of 9.39%. The theme for JWH was the weakening of the US dollar. The US 'crisis in confidence' brought about by corporate accounting scandals and constant government warnings of possible further terrorist attacks created a widespread repatriation of assets out of the US. JWH also had profits in metals, with gold and silver continuing to shine. In June the JWH program had a gain of 20.37%, coming largely form the continued weakness in the US dollar against the major currencies. Continued accounting irregularities further depressed the stock market while triggering a flight from the US dollar. JWH also had profits from interest rates and agriculturals, with losses coming from metals as gold retreated form its highs. The MLM Index was negative for the Partnership in all three months of the second quarter.

In the third quarter the Partnership had a gain of 18.55%. JWH had solid gains in each month with MLM posting profits in each month except July. JWH continued to take full advantage of two recurring themes that have spurred significant trends: the global economic slowdown and a possible war with Iraq. JWH had profits in the interest rate sector as rates continued to decline and in energies as prices continued to go up.

In the fourth quarter, the Partnership had a overall loss of 8.52%. October and November saw losses of 8.97% and 6.84% respectively, with a gain of 7.88% for December. As had been the case for the whole year except the first quarter, JWH drove the performance in both directions, with MLM essentially flat overall for the quarter. The JWH program was adversely affected in October by reversals in the fixed income, equity and energy markets. Stronger than expected third quarter corporate earnings as a result of increased operating leverage, one-time asset sales, and reduced expenses propelled global equity indices higher. This erased much of the deflationary fears in the market, pushing interest rates higher. The energy markets acted keenly to the US government's deferral to the United Nations on the subject of Iraq. As a result the perceived 'war premium' subsided, reducing the price of crude oil. In November JWH had its largest losses in the currency sector, with the Japanese yen the leading looser followed by the British pound and the Swiss franc. Fixed income was the second largest losing sector in November with the almost daily alternation of positive and negative economic releases form around the world making trading very difficult. JWH had losses in the global stock indices, especially the Nikkei
225. The Middle East tensions and the United Nations resolutions continued to affect the energy markets, creating a challenging environment, with losses for the JWH program. Fortunately for the Partnership, the JWH program had a strong performance in December, mostly coming from foreign exchange and fixed income. A last minute shift out of US assets for year-end considerations put heavy pressure on the US dollar, and fears of continued slow economic growth spurred a renewed rally in the bond market.

In summary, the core program of the partnership, the JWH Strategic Allocation Program, had a very good year. The year 2002 for JWH can be broken up into four parts that closely correspond to each quarter. The first quarter showed negative performance due to a lack of trends in any of the major market sectors. Markets were unable to decide on a direction in the aftermath of September 11 and the first mild US recession in a decade. The second quarter corresponded to a major dollar sell off and was the best performing quarter of the year for JWH with significant profits being generated in the currency markets. A wider interest rate differential in favor of Europe, looser monetary policy in the United States, and an outflow of capital in response to the poor equity markets, all contributed to this dollar weakening. This was the most significant adjustment in the dollar rally in years. The third quarter saw a great decline in interest rates, with global bond markets rallying in all major countries. This rally led to significant returns from trading the interest rate sector. The backdrop for this decline was somewhat anticipated due to poor to modest economic growth around the world. The fourth quarter started out with a significant retracement in interest rates; however, December saw another lowering in the value of the dollar, and a clear signal ending the long-term dollar rally, which has lasted since before the introduction of the Euro.

Behind these adjustments in currencies and bonds, the bear market in equities around the world continued for the third straight year. There were significant stock declines, particularly in the third quarter. In the commodity markets, droughts in the wheat, corn and soybean belts for the US as well as in Canada and Australia caused a spike in prices. In spite of the sluggish world economic growth, the oil market moved higher in response to Iraq War fears and the Venezuelan oil strike. The gold market saw one of the biggest moves in years in response to overall market uncertainty.

The MLM Index (unleveraged) had a losing year for the partnership. The major loss came in March as a result of reversal in the energy sector that the system does not rebalance until the end of each month. Historically, the MLM Index has underperformed in transition years between expanding and contracting economic growth of which 2002 was an example. In 2003 we intend to increase the allocation to MLM to a 100% overlay by the end of the first quarter or the beginning of the second quarter.

Since the commencement of trading on February 1, 1989 the Partnership has experienced a cumulative gain of 159.47% through December 31, 2002. For further discussion and analysis of financial condition please refer to the Notes to the Combined
Financial Statements attached hereto.


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


The Partnership's Trading Value at Risk in Different Market
Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2002, the Partnership's total capitalization was approximately $42.7 million.

                                December 31, 2002
                                           % of Total
Market Sector         Value at Risk       Capitalization
Interest Rates        $ 1.56 million           3.65%
Currencies            $ 2.54 million           5.95%
Stock Indices         $ 0.35 million           0.83%
Precious Metals       $ 0.46 million           1.07%
Commodities           $ 0.71 million           1.66%
Energies              $ 2.58 million           6.03%

Total     $ 8.20 million           19.19%


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

The Partnership holds a portion of its assets in cash on deposit with CIS and CISFS with the remainder on deposit with Horizon Cash Management, LLC. (Horizon) in short term, highly liquid investments. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 90-day Treasury bill rate. In addition, should short term interest rates decline, so will the interest earnings for assets on deposit with Horizon. The Partnership assets managed by Horizon are deposited in an account in the custodial department of Brown Brothers Harriman & Co., and invested in U.S. government securities and other interest-bearing obligations at the direction of Horizon. Horizon is responsible for the investment management of the Partnership's assets not deposited with CIS as margin monies or held in partnership operating accounts. Horizon is registered with the Securities and Exchange Commission (SEC) as an investment adviser. Horizon may invest in U.S. government securities and other instruments as permitted by the Agreement. Horizon receives an annual fee of 0.25% payable monthly on the assets it manages. However, Horizon only receives its service fee if the accrued monthly interest income earned on the Partnership's assets managed by Horizon exceeds the 91-day U.S. Treasury Bill rate. As of December 31, 2002, the Partnership had approximately $37.7 million in cash on deposit with CIS, CISFS and Horizon.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2002, by market sector.

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


Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2002.

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

The General Partner, Everest Asset Management, Inc., is the sole general partner and commodity pool operator of the Partnership. It is a Delaware corporation incorporated in 1987, is and has been registered with the CFTC as a commodity pool operator since July 1, 1988 and is and has been a member of the National Futures Association since that date. Its address is 1100 North 4th Street, Suite 143, Fairfield, Iowa 52556 and its telephone number is (641) 472-5500.

The officers and directors of the General Partner as of December
31, 2002 are listed below:

Peter Lamoureux.     Mr. Lamoureux, (born in 1950), has been
President, Treasurer and Secretary of the General Partner since November 1996. He joined the General Partner and Capital Management Partners, Inc., a selling agent and affiliate of the Partnership, in 1991 and has had primary responsibility for Partnership syndication since October 1994.. Prior to joining the General Partner, Mr. Lamoureux was Manager of Refined Products with United Fuels International, Inc., an energy brokerage firm in Waltham, Massachusetts. He received his B.S. in Education from Rhode Island College, R.I.

Janet A. Mullen. Ms. Mullen, (born in 1948), became Vice President of Client Services for Everest in August 2000. She joined Everest in October 1993 with responsibility for fund administration, investor services, and certain compliance and regulatory functions. Prior to joining Everest, Ms. Mullen was associated with Zimmerman Capital Group (ZCG) from February 1985 to February 1993, holding positions in the accounting, legal, insurance, and property management departments. She was self-employed as an accountant from February 1993 to October 1993 for ZCG and other clients. Ms. Mullen graduated cum laude from Indiana State University and received an M.S. degree from there in 1975.

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

Effective June 20, 2002, Teresa M. Prange resigned as Principal and Chief Financial Officer of Everest Asset Management, Inc. Effective February 1, 2003, Mr. Lamoureux, President of the General Partner became the majority shareholder and sole director of Everest Asset Management, Inc., the General Partner. Mr. Rubin and Mr. Foster are no longer principals, directors, or shareholders. There are no material changes in the operations of the firm.

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




Item 12.  Security Ownership of Certain Owners and Management.

          (a) As of December 31, 2002 the following persons
              were known to the Partnership to own beneficially
              more than 5% of the outstanding Units:
Title of    Name & Address         Amount & Nature      Percent
Class    of Beneficial Owner    of Beneficial Interest  of Class
Units   W. Duke Kimbrell          	2,912.73 Units        14.13%
        P.O. Drawer 1787
        Gastonia, NC  28053

Units   Pamela K. Warlick Trust    	4,121.20 Units        19.99%
        P.O. Box 995
        Gastonia, NC  28052

Units   Shepard C. Kimbrell Trust   4,694.90 Units        22.78%
        P.O. Box 995
        Gastonia, NC  28052



          (b) As of December 31, 2002, the General Partner beneficially owned 22.07 Units or approximately 0.11% of the outstanding Units of the Partnership. Mr. Peter Lamoureux, President of the General Partner owned 5.187 Units or 0.025% of the outstanding Units.



          (c) As of December 31, 2002, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.


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

b. Statements of Financial Condition as of December 31, 2002 and 2001.

c.	Statements of Operations, Statements of
Changes in Partners' Equity, and
Statements of Cash Flows for the years
ended December 31, 2002, 2001, and 2000.

d.	Notes to Financial Statements.

e.	Schedule of Investments as of December 31,
2002.




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


Date:	March 31, 2003		Everest Futures Fund, L.P.


                              By:  Everest Asset Management, Inc.
                                        (General Partner)


                              By:  /s/ Peter Lamoureux
                              Peter Lamoureux, President
                              Secretary, Treasurer, and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.


Date:	March 31, 2003


                            By:  /s/ Peter Lamoureux
                            Peter Lamoureux, President,
                            Secretary, Treasurer, and Director







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

Number of Attached Exhibits

None.





                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                   PURSUANT TO 18 U.S.C. SECTION 1350

I, Peter Lamoureux, certify that:
1. I have reviewed this annual report on Form 10-K of Everest Futures Fund, L.P.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                         EVEREST FUTURES FUND, L.P.

Date:  March 31, 2003    By:  Everest Asset Management, Inc.,
                                 its General Partner


                         By:    /s/ Peter Lamoureux
                                    Peter Lamoureux
                          Director, President, and Treasurer



                    EVEREST FUTURES FUND, L.P.
                  (An Iowa Limited Partnership)

                      FINANCIAL STATEMENTS

           YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                    EVEREST FUTURES FUND, L.P.
                  (An Iowa Limited Partnership)

                        TABLE OF CONTENTS

                                                             Page

Independent Auditors' Reports                                 2

Financial Statements:
  Statements of Financial Condition,                          4
  December 31, 2002 and 2001

  Statements of Operations,
  Years Ended December 31, 2002, 2001 and 2000                5

  Statements of Changes in Partners' Capital,
  Years Ended December 31, 2002, 2001 and 2000                6

Schedule of Investments, December 31, 2002                    7

Schedule of Investments, December 31, 2001                    9



Notes to Financial Statements                                11

Acknowledgement                                              16



The accompanying notes are an integral part of these statements.









                  INDEPENDENT AUDITORS' REPORT


To the Partners
Everest Futures Fund, L.P.

We   have   audited  the  accompanying  statement  of   financial
condition, including the schedule of investments, of Everest Futures Fund, L.P., (the Partnership) as of December 31, 2002, and the related statements of operations and changes in partners' capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Everest Futures Fund, L.P. as of December 31, 2002, and the results of its operations and changes in partners' capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
March 21, 2003










                  INDEPENDENT AUDITORS' REPORT


To the Partners
Everest Futures Fund, L.P.

We   have   audited  the  accompanying  statements  of  financial
condition, including the schedule of investments, of Everest Futures Fund, L.P., (the Partnership) as of December 31, 2001, and the related statements of operations and changes in partners' capital for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Everest Futures Fund, L.P. as of December 31, 2001, and the results of its operations and changes in partners' capital for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Chicago, Illinois
March 8, 2002

                    EVEREST FUTURES FUND, L.P.
                  (An Iowa Limited Partnership)

                 STATEMENTS OF FINANCIAL CONDITION

                                                 December 31,
                                               2002       2001

               ASSETS

Cash and cash equivalents               $    466,126 $ 20,938,678
Equity in commodity trading accounts:
   Cash                                   14,452,134    8,768,736
   Net unrealized trading gains on
     open contracts                        5,429,931    2,486,233
Investments, at fair value                22,810,860    9,988,541
Interest receivable                           14,624       52,501

      TOTAL ASSETS                      $ 43,173,678 $ 42,234,689


TOTAL LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES:
  Redemptions payable                   $    167,638 $    118,786
  Commissions payable                        150,029      157,564
  Advisor management fee payable              84,985       73,208
  Accrued expenses                            50,322       34,692

      TOTAL LIABILITIES                      452.974      384,250

PARTNERS' CAPITAL:
  General Partner -                           45,742      330,874
    22.07 and 198.49 units outstanding
  Limited Partners -                      42,674,962   41,519,565
    20,591.62 and 24,907.39
    units outstanding

TOTAL PARTNERS' CAPITAL                   42,720,704   41,850,439

TOTAL LIABILITIES AND PARTNERS' CAPITAL $ 43,173,678 $ 42,234,689



                      EVEREST FUTURES FUND, L.P.
                    (An Iowa Limited Partnership)

                       STATEMENTS OF OPERATIONS

                                       Year Ended December 31,
                                    2002         2001        2000


TRADING INCOME (LOSS):
 Net realized trading gain    $ 10,740,755 $  5,404,495 $ (6,612,722)
   (loss) on closed contracts
 Change in net unrealized        3,036,849   (2,533,564)   4,349,673
   trading gain (loss)
   on open contracts
 Net foreign currency               13,908       73,233     (360,080)
   translation gain (loss)
 Broker commissions             (2,413,505)  (2,563,850)  (2,492,949)
 Other income                           --           --       36,899

TOTAL TRADING INCOME (LOSS)     11,378,027      380,332   (5,079,229)


 Interest income, net of cash      737,211    1,744,048    2,436,839
   management fees

TOTAL INCOME (LOSS)             12,115,238    2,124,380   (2,642,390)

EXPENSES:
 Management fees                   951,117      751,263    1,262,055
 Incentive fees                  2,645,119       29,399           --
 Administrative expenses            64,613       59,979       65,011

TOTAL EXPENSES                   3,660,849      840,641    1,327,066

NET INCOME (LOSS)             $  8,454,389 $  1,283,739 $ (3,969,456)


NET INCOME (LOSS) PER UNIT OF $     405.48 $      48.46 $    (133.98)
  PARTNERSHIP INTEREST (FOR A
  UNIT OUTSTANDING THROUGHOUT
  EACH YEAR)



                    EVEREST FUTURES FUND, L.P.
                  (An Iowa Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' CAPITAL
            YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                              General     Limited
                                  Total       Partner    Partners

BALANCES, December 31, 1999   $ 39,980,610 $    347,850 $ 39,632,760

  Sale of 9,828.23              16,006,318           --   16,006,318
  partnership units

  Redemption of 6,538.33        (9,768,550)          --   (9,768,550)
  partnership units

  Net loss                      (3,969,456)     (26,592)  (3,942,864)

BALANCES, December 31, 2000     42,248,922      321,258   41,927,664

  Sale of 1,288.52               2,101,547           --    2,101,547
  partnership units

  Redemption of 2,286.33        (3,783,769)          --   (3,783,769)
  partnership units

  Net income                     1,283,739        9,616    1,274,123

BALANCES, December 31, 2001     41,850,439      330,874   41,519,565

  Sale of 1,875.77               3,846,131           --    3,846,131
  partnership units

  Redemption of 6,367.96       (11,430,255)    (325,526) (11,104,729)
  partnership units

  Net income                     8,454,389       40,394    8,413,995


BALANCES, December 31, 2002   $ 42,720,704 $     45,742 $ 42,674,962






                         EVEREST FUTURES FUND, L.P.
                       (An Iowa Limited Partnership)

                           SCHEDULE OF INVESTMENTS
                              DECEMBER 31, 2002

                                                  Carrying
                          Number    Principal       Value
                            of     (Notional)       (OTE)
                        Contracts

Long Positions
 Futures Positions:(6.41%)

  Interest Rates          141  $   24,782,050 $    144,331

  Metals                  475      17,267,824     (122,802)

  Energy                  627      20,776,101    1,051,192

  Agriculture             756      11,373,995      252,849

  Currencies              297      50,220,743      430,590

  Indices               1,031     234,910,156      983,319

                                  359,330,869    2,739,479

 Forward Positions:(8.16%)

  Currencies                      729,609,867    3,485,982

Total long positions            1,088,940,736    6,225,461

Short Positions:
 Futures Positions: (0.57%)

  Interest Rates          105  $   11,948,220 $   (391,000)

  Metals                  165       4,518,400      461,064

  Agriculture             406       5,670,320      167,461

  Currencies               17       1,074,740         (170)

  Indices                  33       2,189,898        6,254

                                   25,401,578      243,609

Forward Positions: (-2.43%)

  Currencies                        4,523,422   (1,039,139)


Total short positions              29,925,000     (795,530)

Total open contracts (12.71%)                    5,429,931





                         EVEREST FUTURES FUND, L.P.
                       (An Iowa Limited Partnership)

                           SCHEDULE OF INVESTMENTS
                              DECEMBER 31, 2002



                                                      Carrying
                                                        Value
                                   Coupon  Maturity     (OTE)
Securities Held:
 Maturity Over 60 Days: (53.40%)
  Fannie Mae Medium Term Note      5.75 %  04/15/03 $   2,129,876
  Fannie Mae Medium Term Note      5.00 %  02/14/03       728,012
  Fannie Mae Medium Term Note      3.90 %  04/29/04       403,718
  Fannie Mae Medium Term Note      3.80 %  04/30/04     1,008,803
  Fannie Mae Medium Term Note      3.75 %  05/12/04       706,168
  Fannie Mae Medium Term Note      3.50 %  05/21/04       503,669
  Fannie Mae Medium Term Note      3.50 %  06/24/04     2,921,684
  Fannie Mae Medium Term Note      3.15 %  07/29/04       709,942
  Fannie Mae Medium Term Note      3.00 %  07/29/04     2,798,980
  Fannie Mae Note Term RP          7.25 %  01/15/10       818,059
  Freddie Mac Note                 2.45 %  01/23/04       902,175
  GMAC Mortgage Co LP NT                   01/02/03     3,493,297
  GMAC Mortgage Co LP NT                   01/13/03     1,900,000
  Oneok Inc CP                             01/07/03       499,133
  Oneok Inc CP                             01/13/03     1,896,777
  Oneok Inc CP                             01/15/03       499,567
  Prime Property Fund Inc LP NT            01/17/03       900,000

Total securities maturity over 60 days                 22,810,860

Cash and cash equivalents (1.09%)                         466,129
Cash on deposit with brokers (33.83%)                  14,452,134
Liabilities in excess of other assets (-1.03%)           (438,350)

Net assets (100.0%)                                 $  42,720,704


                      EVEREST FUTURES FUND, L.P.
                     (An Iowa Limited Partnership)

                        SCHEDULE OF INVESTMENTS
                           DECEMBER 31, 2001

                                                     Carrying
                           Number of   Principal      Value
Long Positions:            Contracts  (Notional)      (OTE)
 Futures Positions:(-0.46%)

  Interest Rates              104   $ 41,913,844 $    (107,775)

  Metals                      145      4,566,544      (138,334)

  Energy                       10        164,750        (5,650)

  Agriculture                 238      2,646,302        23,737

  Currencies                   17      1,144,320       (13,158)

  Indices                     102      6,568,547        48,711


 Forward Positions:(0.33%)
  Currencies                          36,966,187       137,325

Total long positions                  93,970,494       (55,144)

Short Positions:
 Futures Positions:(0.56%)

  Interest Rates            1,353   $175,470,925 $     468,265

  Metals                      257      7,462,044      (301,266)

  Energy                      417      8,772,217       (15,901)

  Agriculture                 556      7,389,058       132,450

  Currencies                   93     20,230,048       (50,927)

                                     219,324,292       232,621


Forward Positions:(5.52%)
 Currencies

  Swiss Franc                       $ 20,897,415 $    (105,400)
  Euro                                16,448,175       (72,934)
  British Pound                        7,371,000       (43,841)
  Japanese Yen                        55,261,995     2,436,966
  Norway Krone                         1,386,320        (8,535)
  Singapore Dollar                     2,708,000        23,741
  South Africa Rand                    3,594,540        78,759

                                     107,667,445     2,308,756

Total short positions               $326,991,737 $   2,541,377

Total open contracts (5.94%)                     $   2,486,233





                       EVEREST FUTURES FUND, L.P.
                     (An Iowa Limited Partnership)

                        SCHEDULE OF INVESTMENTS
                           DECEMBER 31, 2001


                                                         Carrying
                                                          Value
                                   Coupon   Maturity       (OTE)

Securities Held:
 Maturity Over 60 Days:  (23.41%)
  Fannie Mae Medium Term Note      4.55 %   07/23/03   $  1,032,794
  Fannie Mae Medium Term Note      5.38 %   01/22/03      1,894,028
  Fannie Mae Medium Term Note      4.20 %   09/18/03        507,379
  Fannie Mae Medium Term Note      4.31 %   08/15/03      1,017,169
  Federal Home Loan Bank           3.60 %   12/18/03      1,500,000
  Freddie Mac Note                 4.97 %   03/28/03      1,018,214
  Freddie Mac Note                 4.02 %   07/02/02      1,935,239
  U.S. Treasury Note               5.50 %   01/31/03      1,083,718

Total securities maturity over 60 days                    9,988,541

Cash and cash equivalents (50.03%)                       20,938,678
Cash on deposit with brokers (20.96%)                     8,768,736
Liabilities in excess of other assets (-0.34%)             (331 749)

Net assets (100.0%)                                    $ 41,850,439




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization

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

Net Income (Loss) Per Unit of Partnership Interest

Net income (loss) per unit of partnership interest is the difference between the net asset value per unit at the beginning and end of each period.

Fair Value of Financial Instruments

The financial instruments held by the Company are reported in the statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

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

NOTE 2 - LIMITED PARTNERSHIP AGREEMENT

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

Responsibility for managing the Partnership is vested solely in the General Partner. The General Partner has delegated complete trading authority to an unrelated party (see Note 3).

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

NOTE 3 - CONTRACTS AND AGREEMENTS

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

Effective September 1, 2001, Mount Lucas Management Corporation (MLM) was added as a trading advisor with an initial allocation of $10 million. This allocation represented notional funding for the Partnership. MLM receives a monthly management fee of 0.0625% (0.75% annually) of the Partnership's month-end allocated assets as defined. Effective February 2003, the management fee was reduced to 0.04167% (0.50% annually). As MLM uses the MLM Index, Unleveraged, they do not receive an incentive fee.

Effective May 2002, CIS charges the Partnership monthly brokerage commissions equal to .5104% of the Partnership's beginning-of-month net asset value. Prior to May 2002, CIS charged the Partnership or Trading Partnership (prior to September 2000) monthly brokerage commissions equal to 0.5052% of the Partnership or Trading Partnership's beginning-of-month net asset value, as defined. Prior to September 1, 2001, the monthly brokerage commission was 0.5%. Monthly brokerage commissions will increase incrementally to 0.5208% as the trading allocation to MLM increases. The General Partner receives a management fee of approximately 83% of the brokerage commission charged by CIS. Net brokerage commissions are recorded in the statements of operations as a reduction of trading income and the amounts paid to the General Partner are recorded as management fees. Prior to September 2000, CISI received a co-general partner fee from the General Partner equal to 1/12 of .25% of the month-end net asset value, as defined. Prior to January 1, 1999, CISI received 1/12 of ..40% of the month-end net asset value. CISI no longer acts as co-general partner and no longer receives a co-general partner fee.

As of December 31, 2002 and 2001, the Partnership had approximately $42.7 million and $41.8 million in net assets. As of December 31, 2002 and 2001, JWH's allocation was approximately $41 and $40 million, respectively, and MLM's was approximately $26.6 and $9.9 million of notional funding, respectively. The General Partner may replace or add trading advisors at any time.

A portion of assets (53.9% and 73.3% at December 31, 2002 and 2001, respectively) are deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon will receive a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.


NOTE 4 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND
CONTINGENCIES

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

The Partnership has cash on deposit with an interbank market maker in connection with its trading of forward contracts. In the event of the interbank market maker's insolvency, recovery of the Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk, the risk of loss from counter party non-performance.

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

The notional amounts of open contracts at December 31, 2002, as disclosed in the Schedule of Investments, do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

Net trading results from derivatives for the years ended December 31, 2002, 2001 and 2000, are reflected in the statement of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, and forward contracts.

The Limited Partners bear the risk of loss only to the extent of the net asset value of their Partnership units.


NOTE 5 - TRADING DISCREPANCY

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

Until a final resolution is reached, the parties have agreed that the management fees otherwise payable to Trilogy under its advisory contract would be applied as a credit to offset the losses. The offset is not in settlement, partial settlement, or indemnification of any kind and is without prejudice to any rights or claims by either side. Beginning in November 2000, and until approximately July 1, 2001, at which time Trilogy was terminated, all of the management fees that would otherwise be paid to Trilogy were deposited into a separate account for the benefit of those limited partners that were limited partners on November 1, 2000 and to cover the expenses associated with the collection of the losses. The separate account is not included in the financial statements of the Partnership. After its termination, Trilogy demanded that such fees be returned to it. The General Partner rejected Trilogy's demand and is assessing its options for collection.

A demand for arbitration was filed with the NFA on October 3, 2002. Trilogy has responded to the demand for arbitration and has counterclaimed for the amount of $130,210, together with attorney's fees, interest and costs of suit. That figure represents the amount of management fees, otherwise payable to Trilogy under its advisory contract, that both parties agreed would be held as a credit to the Partnership to offset the losses. The General Partner has a letter to that effect which was signed by the president of Trilogy on January 29, 2001.

The General Partner anticipates a hearing in front of an NFA arbitration panel in the coming months, but no date has been set for the hearing. At the present time, the General Partner is unable to determine whether any of the losses will be recovered.


NOTE 7 - FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the years ended December 31, 2002 and 2001. This information has been derived from information presented in the financial statements.

                                               2002        2001
Per share operating performance (1):

  Total income (loss)                     $   581.06   $    80.19
  Total expenses                             (175.58)      (31.73)

   Net increase in net asset value            405.48        48.46
    Net asset value, beginning of year      1,666.96     1,618.50
    Net asset value, end of year         $  2,072.44   $ 1,66.96

Selected financial statistics and ratios:

Total return (2)                             24.32 %       2.99 %

Ratio to average net assets:
Total income                                 30.69 %       5.03 %
Expenses                                     (2.57)       (1.92)
Incentive fees                               (6.70)       (0.07)
Total expenses                               (9.27)       (1.99)
Net income                                   21.42         3.04


(1) Selected data for a unit of beneficial interest outstanding throughout the year.

(2) An individual partner's total returns and ratios may vary from the above returns based on the timing of contributions and withdrawals.







Acknowledgement
To the best of my knowledge and belief, the information contained here is accurate and complete.



/s/ Peter Lamoureux
Peter Lamoureux
President
Everest Asset Management, Inc.
General Partner of Everest Futures Fund, L.P.