Form 10-Q/A
period 2002-09-30
EVEREST FUTURES FUND L P
filed 2003-04-03
CIK 837919

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
        State or other jurisdiction of     (I.R.S. Employer incorporation or
                                           organization Identification No.)

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
                                                 UNAUDITED

                                                                   Sept 30, 2002   Dec 31, 2001

ASSETS
Cash and cash equivalents                                          10,764,964      20,938,678
Equity in commodity trading accounts:
   Cash on deposit with brokers                                    15,095,990       8,768,736
   Net unrealized trading gains on open contracts                   4,075,410       2,486,233
Investments, at fair value                                         16,756,039       9,988,541
Interest receivable                                                    71,029          52,501

      Total assets                                                 46,763,433      42,234,689



LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                                   31,450          34,692
   Commissions payable                                               175,099         157,564
   Advisor's management fee payable                                   86,493          73,208
   Advisor's incentive fee payable                                 1,659,450               0
   Redemptions payable                                               266,384         118,786
   Selling and Offering Expenses Payable                               7,485               0

      Total liabilities                                            2,226,361         384,250


Partners' Capital:
   Limited partners (19,638.04 and 24,907.39 units
     outstanding at 9/30/02 and 12/31/01, respectively)          44,487,072       41,519,565

   General partners (22.07 and 198.49 units
     outstanding at 9/30/02 and 12/31/01, respectively)              50,000          330,874

      Total partners' capital                                    44,537,072       41,850,439

      Total liabilities
        and partners' capital                                    46,763,433       42,234,689


Net asset value per outstanding unit of Partnership
  interest                                                         2,265.35         1,666.96

See accompanying notes to financial statements.




                                                       EVEREST FUTURES FUND, L.P.
                                                   COMBINED STATEMENTS OF OPERATIONS
                                       For the period January 1, 2002 through September 30, 2002
                                                                UNAUDITED

                                                               July 1, 2002          Jan 1, 2002     July 1, 2001     Jan 1, 2001
                                                                  through              through         through          through
                                                               Sept 30, 2002        Sept 30, 2002   Sept 30, 2001      Sept 30, 2001

REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions                        12,365,227       15,151,643         152,628          6,373,810
   Change in unrealized trading gain (loss)
     on open contracts                                            (3,014,021)       1,589,177       2,390,907         (2,388,098)
   Net foreign currency translation gain (loss)                       17,335           85,139          92,050            135,998
   Brokerage Commissions                                            (615,333)      (1,778,118)       (629,458)        (1,915,921)

 Total trading income (loss)                                       8,753,208       15,047,842       2,006,127          2,205,788

    Interest income, net of cash management fees                     205,398          572,255         381,527          1,481,059

 Total income (loss)                                               8,958,606       15,620,097       2,387,655          3,686,847

General and administrative expenses
    Advisor's management fees                                        247,819          701,595         208,423            531,318
    Advisor's incentive fees                                       1,659,450        2,645,119               0             29,399
    Administrative expenses                                           19,751           50,836          15,138             45,573

  Total general and administrative expenses                        1,927,021        3,397,549         223,561            606,291


Net income (loss)                                                  7,031,585       12,222,548       2,164,094          3,080,556


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                                354.40           598.39           84.89             119.14


See accompanying notes to financial statements.






                                                        EVEREST FUTURES FUND, LP
                                           COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                       For the period January 1, 2002 through September 30, 2002
                                                                UNAUDITED


                                                                           Limited         General
                                                              Units        Partners        Partners          Total

Partners' capital at Jan 1, 2002                               25,105.88   41,519,565       330,874          41,850,439

Net profit (loss)                                                          12,377,896      (155,348)         12,222,548

Additional Units Sold                                             603.80    1,253,257             0           1,253,257

Redemptions                                                    (6,049.57) (10,663,646)     (125,526)        (10,789,172)

Partners' capital at Sept 30, 2002                             19,660.11   44,487,072        50,000          44,537,072

Net asset value per unit
   January 1, 2002                                                           1,666.96      1,666.96

Net profit (loss) per unit                                                     598.39        598.39

Net asset value per unit
Sept 30, 2002                                                                2,265.35      2,265.35



See accompanying notes to financial statements.


                                                                     Everest Futures Fund, L.P
                                                                    Schedule of Investments
                                                                         Sept 30, 2002
                                                                                            Number of      Principal       Carrying
                                                                                            contracts      (notional)  Value/ Value
                                                                                                                              (OTE)
Long positions:
Futures positions (8.36%)
Interest rates                                                                                 1,435        219,280,706   2,831,675
Metals                                                                                           335         10,834,244   (162,697)
Energy                                                                                           527         17,121,632     513,793
Agriculture                                                                                      940         12,756,892     370,136
Currencies                                                                                       200         38,964,775     170,113
Indices                                                                                           -                   0           0
                                                                                                            298,958,250   3,723,019
Forward positions (0.19%)
Currencies                                                                                                   75,601,370      86,309
   Total long positions                                                                                     374,559,620   3,809,328
Short positions:
Futures positions (1.70%)
Interest rates                                                                                    -                   0           0
Metals                                                                                           389         11,869,416     249,960
Energy                                                                                            72          1,198,800      25,937
Agriculture                                                                                      121          2,826,533    (80,570)
Currencies                                                                                        17          1,068,790           0
Indices                                                                                          172          8,594,394     562,278
                                                                                                             25,557,933     757,606
Forward positions (-1.10%)
Currencies                                                                                                   85,376,760   (491,524)
  Total short positions                                                                                     110,934,692     266,082
Total open contracts (9.15%)                                                                                              4,075,410

Securities Held
Maturity Over 60 days (37.62%)                               Coupon               Maturity                     Cost
FANNIE MAE MED TERM NT                                        5.00%                2/14/03                      728,012
FANNIE MAE MED TERM NT                                        5.75%                4/15/03                    1,542,883
FANNIE MAE MED TERM NT                                        5.75%                4/15/03                      617,033
FED HM LN BK BOND                                            2.250%                8/14/03                    3,400,000
FREDDIE MAC NOTE                                              2.45%                1/23/04                      902,176
FED HM LN BK BOND                                             2.33%                 3/5/04                    1,124,473
FANNIE MAE MED TERM NT                                        3.18%                5/26/04                    2,833,637
FREDDIE MAC NOTE                                                                  11/14/03                      252,763
FED HM LN BK BOND 2.50                                        2.50%                2/20/04                    1,504,430
FANNIE MAE MED TERM NT                                        3.75%                5/12/04                      717,687
FANNIE MAE MED TERM NT                                        3.15%                7/29/04                      709,942
FANNIE MAE MED TERM NT                                        3.50%                6/24/04                      918,042
FED HM LN BK BOND                                             2.50%                2/20/04                    1,504,962

  Total securities maturity over 60 days                                                                     16,756,039
Cash and cash equivalents (23.95%)                                                                           10,764,964
Cash on deposit with brokers (33.89%)                                                                        15,095,990
Less liabilities in excess of other assets (-4.61%)                                                         (2,155,332)
Net assets (100.0%)                                                                                          44,537,072




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

The MLM IndexT Program (Unleveraged) was negative for the Fund in July. The Index had profits in energies, grains, and financials, but slightly larger losses in currencies, meats, metals, and softs. The Partnership recorded a gain of $2,677,092 or $133.12 per unit in July.

August was a positive month for the Fund, up 3.79%. August saw a smoothing of trends and diminished volatility in financial markets, but there was considerable volatility in the energy and financial markets. For JWH trading in fixed income markets was profitable and energies were profitable as the U. S. continued to discuss ways of disposing of Saddam Hussein. Agriculturals were volatile and difficult for JWH to trade, currencies lost money, and metals were flat. The MLM Index Program (Unleveraged) posted profits for the Fund in energies, financials, and grains. The Partnership recorded a gain of $1,537,949 or $77.48 per unit in August.

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

During the quarter, additional Units sold consisted of 352.27 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $744,465. Investors redeemed a total of
747.29 Unitsduring the quarter and the General Partner redeemed
55.41 Units. At the end of the quarter there were 19,660.11 Units outstanding (including 22.07 Units owned by the General Partner).

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

May was a positive month for the Fund, up 8.68%. The JWH SAP was up 9.39%. The theme for May at JWH was the weakening of the U.S. dollar. The U.S. `crisis in confidence' brought about by corporate accounting scandals and constant government warnings of possible further terrorist attacks created a widespread repatriation of assets out of the U.S. JWH SAP also had profits in metals, with gold and silver continuing to shine. Stock index results were mixed and the energy, interest rate and agricultural sectors were slightly down. The MLM Index (Unleveraged) was down 0.60% for the Fund, suffering losses in energies, grains, and softs that were larger than the profits in metals, meats, financials, and currencies. The Partnership recorded a gain of $2,914,124 or $127.02 per unit in May.

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

The Fund was up 10.42% in March. The JWH program was up 12.88% with all four sectors being profitable. Currencies led the way due to continued weakness in the Japanese yen, although the other currencies were also profitable. Declining interest rates also helped for the month, led by the Euro Bund and the Japanese government bond. Many attributed the strength in bond prices to be the result of the `flight to safety' due to continued weakness in the equity markets. Stock index trading was mixed and there was a small gain in metals. The BFIP gained back its losses from January and February with a positive 7.49% result in March. The gains came in the softs, metals, grains, currencies and energies. Smaller losses came in meats and financials. Overall, the Partnership posted a gain of $4,411,952 or $168.07 per Unit in March.

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