Form 10-Q
period 2003-03-31
EVEREST FUTURES FUND L P
filed 2003-05-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2003

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

                             Yes     X        No

         Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending March 31, 2003

                                                Fiscal Quarter  Year to Date     Fiscal Year  Fiscal Quarter  Year to Date
                                                Ended 3/31/03    to 3/31/03    Ended 12/31/02 Ended 3/31/02    to 3/31/02

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
                   UNAUDITED

                                                March 31, 2003  Dec 31, 2002

ASSETS
Cash and cash equivalents                          16,988,884         466,129
Equity in commodity trading accounts:
   Cash on deposit with brokers                    21,678,967      14,452,134
   Net unrealized trading gains on open contract   (1,718,620)      5,429,931
Investments, at fair value                         15,084,395      22,810,860
Interest receivable                                    90,735          14,624

      Total assets                                 52,124,361      43,173,678

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                    36,925          50,322
   Commissions payable                                210,444         150,029
   Advisor's management fee payable                    99,189          84,985
   Advisor's incentive fee payable                    518,566
   Redemptions payable                             16,921,899         167,638
   Pending Partner additions                           50,000
   Selling and Offering Expenses Payable               19,653               0

      Total liabilities                            17,856,677         452,974

Partners' Capital:
   Limited partners (14373.93 and 20,591.62 units
     outstanding at 3/31/03 and 12/31/02,
     respectively                                  34,266,692      42,674,962

   General partners (0.42 and 22.07 units
     outstanding at 3/31/03 and 12/31/02,
     respectively                                         992          45,742

      Total partners' capital                      34,267,684      42,720,704

      Total liabilities
        and partners' capital                     $52,124,361     $43,173,678


Net asset value per outstanding unit of Partnership
  interest                                          $2,383.95       $2,072.44

See accompanying notes to financial statements.

           EVEREST FUTURES FUND, L.P.
       COMBINED STATEMENTS OF OPERATIONS
For the period January 1, 2003 through March 31, 2003
                   UNAUDITED

                                                 Jan 1, 2003     Jan 1, 2003    Jan 1, 2002    Jan 1, 2002
                                                   through         through        through        through
                                                March 31, 2003 March 31, 2003  March 31, 2002 March 31, 2002

REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions         14,974,835      14,974,835     (2,051,350)    (2,051,350)
   Change in unrealized trading gain (loss)
     on open contracts                             (7,148,551)     (7,148,551)    (2,500,595)    (2,500,595)
   Net foreign currency translation gain (loss)        17,257          17,257        (51,054)       (51,054)
   Brokerage Commissions                             (751,970)       (751,970)      (624,229)      (624,229)

 Total trading income (loss)                        7,091,571       7,091,571     (5,227,228)    (5,227,228)

    Interest income, net of cash management fees      163,596         163,596        190,354        190,354

 Total income (loss)                                7,255,167       7,255,167     (5,036,874)    (5,036,874)

General and administrative expenses
    Advisor's management fees                         304,652         304,652        226,973        226,973
    Advisor's incentive fees                          518,566         518,566              0              0
    Administrative expenses                            11,196          11,196         14,546         14,546

  Total general and administrative expenses           834,415         834,415        241,519        241,519


Net income (loss)                                   6,420,752       6,420,752     (5,278,393)    (5,278,393)


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                $311.51         $311.51       ($212.95)      ($212.95)


See accompanying notes to financial statements.

            EVEREST FUTURES FUND, LP
COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 2003 through March 31, 2003
                   UNAUDITED

                                                                      Limited        General
                                                        Units        Partners       Partners          Total

Partners' capital at Jan 1, 2003                    20,613.69      42,674,962        $45,742    $42,720,704

Net profit (loss)                                                   6,413,434          7,318      6,420,752

Additional Units Sold                                1,955.36       4,857,896              0      4,857,896

Redemptions                                         (8,194.69)    (19,679,599)       (52,069)   (19,731,668)

Partners' capital at March 31, 2003                 14,374.35     $34,266,693           $992    $34,267,684


Net asset value per unit
   January 1, 2003                                                   2,072.44       2,072.44

Net profit (loss) per unit                                             311.51         311.51

Net asset value per unit
March 31, 2003                                                      $2,383.95      $2,383.95

See accompanying notes to financial statements.


                                                Everest Futures Fund, L.P
                                                Schedule of Investments
                                                March 31, 2003
                                                               Number of         Principal    Carrying Value/
Long positions:                                                Contracts         (notional)   Value (OTE)
Futures positions (-2.18%)
Interest rates                                                     251        $   70,856,064        212,404
Metals                                                             465            15,934,583       (764,068)
Energy                                                             188             7,245,534       (176,059)
Agriculture                                                        632            10,416,542        (63,718)
Currencies                                                         140            19,297,110         63,772
Indices                                                             23               469,660        (18,400)
                                                                                 124,219,493       (746,069)
Forward positions (2.39%)
Currencies                                                                       113,705,626        817,713
   Total long positions                                                       $  237,925,118         71,644
Short positions:
Futures positions (1.00%)
Interest rates                                                      305       $   27,241,935       (220,548)
Metals                                                              636           20,897,574        637,388
Energy                                                              257            6,430,230       (227,255)
Agriculture                                                         430            6,292,186           (415)
Currencies                                                                                0              0
Indices                                                              91            4,638,475        155,148
                                                                                  65,500,401        344,318
Forward positions (-6.23%)
Currencies                                                                       134,590,779     (2,134,581)
  Total short positions                                                       $  200,091,180     (1,790,263)
Total open contracts (-5.02%)                                                                $   (1,718,620)
Securities Held
Maturity Over 60 days (44.01%)                      Coupon        Maturity                        Cost
FANNIE MAE MED TERM NT                                   3.15%         7/29/04               $      703,816
FANNIE MAE MED TERM NT                                   3.50%         6/24/04                      906,572
FANNIE MAE MED TERM NT                                   3.50%         6/24/04                    2,015,111
FANNIE MAE MED TERM NT                                   3.50%         5/21/04                      503,669
FANNIE MAE MED TERM NT                                   3.00%         7/29/04                    2,511,337
FANNIE MAE MED TERM NT                                   3.00%         7/29/04                      251,611
FANNIE MAE MED TERM NT 3.10                              3.10%        10/29/04                    1,007,176
FANNIE MAE MED TERM NT                                  3.125%         12/9/04                      503,258
FANNIE MAE MED TERM NT                                   3.10%        10/29/04                      806,538
FANNIE MAE MED TERM NT 2.7 8/20/2004                     2.70%         8/20/04                      251,445
PRIME PROPERTY FUND INC LP NT                                         12/31/03                    5,000,000
FED HM LN BK BOND                                        2.00%         6/17/04                      503,171
US T-NOTE TERM RP                                        5.50%         2/15/08                      120,691
  Total securities maturity over 60 days                                                     $   15,084,395

Cash and cash equivalents (49.58%)                                                               16,988,884
Cash on deposit with brokers (63.26%)                                                            21,678,967
Less liabilities in excess of other assets (-51.83%)                                            (17,765,942)
Net assets (100.0%)                                                                          $   34,267,684


                           EVEREST FUTURES FUND, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2003

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

The initial public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $83,758,626 for 46,567.32 Units sold July 1, 1995 through March 31, 2003. On March 29, 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Trading Partnership)), a newly formed limited partnership that invested directly in commodity interests. The co-general partners of the Trading Partnership were CIS Investments, Inc. (CISI) and the General Partner (collectively, the General Partners). In July 2000, the Partnership redeemed approximately 50% of its assets from the Trading Partnership. Effective as of the close of business August 31, 2000, the Partnership liquidated its remaining investment in the
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

(4)  CONTRACTS AND AGREEMENTS

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

Effective September 1, 2001, Mount Lucas Management Corporation (MLM) was added as trading advisor with an initial allocation of $10 million. This allocation represented notional funding for the Partnership. Effective February 1, 2003, MLM receives a monthly management fee of 0.04167% (0.50% annually) of the Partnership's month-end allocated assets as defined. Prior to February 2003, MLM received a monthly management fee of 0.0625% (0.75% annually). As MLM uses the MLM Index-Unleveraged, they do not receive an incentive fee. .

Effective February 1, 2003, CIS charges the Partnership or Trading Partnership (prior to September 2000) monthly brokerage commissions equal to 0.5156% of the Partnership or Trading Partnership's beginning-of-month net asset value, as defined. Prior to September 1, 2001, the monthly brokerage commission was 0.5%. Monthly brokerage commissions will increase incrementally to 0.5208% as the trading allocation to MLM increases.. The General Partner receives a management fee of approximately 83% of the brokerage commission charged by CIS. Net brokerage commissions are recorded in the statement of operations as a reduction of trading income and the amounts paid to the General Partner are recorded as management fees. Prior to September 2000, CISI received a co-general partner fee from the General Partner equal to 1/12 of .25% of the month-end net asset value, as defined. Prior to January 1, 1999, CISI received 1/12 of .40% of the month-end net asset value. CISI no longer as a co-general partner and no longer receives a co-general partner fee.

As of March 31, 2003, the Partnership has approximately $34 million of net assets. JWH's allocation was approximately $34 million and MLM's was approximately $34 million of notional funding. The General Partner may replace or add trading advisors at any time.

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

The notional amounts of open contracts at March 31, 2003, as disclosed in the Schedule of Investments, do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

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

  (6)FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the three months ended March 31, 2003. Total return is calculated as the change in a theoretical limited partner's investment over the entire period. Total return is calculated based on the aggregate return of the Partnership taken as a whole.

                Total return                         15.03%

              Ratio to average net assets:
                  Net income                          14.23%

              General and administrative expenses:
                Expenses                               0.70%
                Incentive fees                         1.15%

                  Total general and
                  Administrative expenses              1.85%


The net investment income and general and administrative expenses ratios are computed based upon the weighted average net assets for the Partnership for the period ended March 31, 2003.

(7) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.

         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operation

                      Fiscal Quarter ended March 31, 2003

The Partnership recorded a gain of $6,420,752 or $311.51 per Unit for the first quarter of 2003. This compares to a loss of $5,278,393 or $212.95 per Unit for the first quarter of 2002.

The Partnership continued to employ John W. Henry & Company, Inc.'s Strategic Allocation Program (JWH SAP) as its core manager, and Mount Lucas Management Corporation's MLM Index (Unleveraged) (MLM) for an overlay program. In January the fund gained 16.02%. JWH was up 14.43%, with MLM adding 1.55%. JWH's investment style took advantage of uncertainty in the energy markets, a weakening dollar, and a poor global economic outlook. All sectors of the
program made a positive contribution in January.   MLM had profits in energies
primarily, followed by financials and currencies. Although the media had focused on the impending war with Iraq and the strike in Venezuela and the effect these events were having on crude oil prices, the best performing part of the energy sector was natural gas. The Partnership posted a gain of $6,842,542 or $331.95 per Unit in January.

In February the Partnership gained 8.56%. JWH had a gain of 7.45% as the program continued to profit from long term trends, primarily in the energy and fixed income markets. The impending war with Iraq, slowing global economies, weaker US dollar and high energy prices are the factors that propelled market prices in the Fund's favor.

MLM had a profit of approximately 1%, and as was the case in January, the positive performance was driven by the energy sector. Gains were also seen in the currencies, financials and grains with smaller overall losses in meats, metals and softs. The Partnership posted a loss of $4,252,181 or $205.92 per Unit in February.

In March the Fund had a loss of 8.67%. JWH was down 6.81% for March with the US-led coalition's war on Iraq taking center stage in financial and energy markets. A week before the actual war started, the markets anticipated a quick victory. THE US dollar strengthened, interest rates rose, and energy markets collapsed. The quick change in direction of the markets resulted in negative performance for the month of March.

MLM lost approximately 2% for the Fund in March, not surprisingly driven by market reaction to the war. The largest losses came in the energy sector followed by metals, softs and financials. Grains were positive. The Partnership posted a loss of $4,673,971 or $226.36 per Unit in March.

During the quarter, additional Units sold consisted of 1,955.36 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $4,857,896. Investors redeemed a total of 8,173.04 Units during the quarter and the General Partner redeemed 21.65 Units. At the end of the quarter there were 14,374.35 Units outstanding (including 0.42 Units owned by the General Partner).

Effective February 1, 2003, Peter Lamoureux, President of Everest Asset Management, Inc. (EAM) became the majority shareholder and sole director of EAM. Steven Foster and Steven Rubin are no longer principals, directors or shareholders.

Effective March 7, 2003, EAM dismissed KPMG LLP as certifying accountant for the Partnership. Spicer, Jeffries, & Co. was engaged as the Registrant's independent accountant effective March 10, 2003.

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


Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2002.


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

                        The Partnership filed Form 8-K on March 17, 2003, reporting the change in certifying accountants and the change in principals.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                EVEREST FUTURES FUND, L.P.

Date: May, 15, 2003             By:  Everest Asset Management, Inc.,
                                     its General Partner



		By:	__/s/ Peter Lamoureux______________________
			Peter Lamoureux
			President








                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                   PURSUANT TO 18 U.S.C. SECTION 1350

I, Peter Lamoureux, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Everest Futures Fund, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         EVEREST FUTURES FUND, L.P.

Date:  May 15, 2003      By:  Everest Asset Management, Inc.,
                              its General Partner



                         By:    /s/ Peter Lamoureux
                                 Peter Lamoureux
                                 Director, President,
                                  and Treasurer