Form 10-K/A
period 2002-12-30
EVEREST FUTURES FUND L P
filed 2003-07-16
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                          FORM 10K AMMENDMENT No. 1


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

The Fund's initial filing of its Form 10K, on March 31, 2003 was made without the Fund having obtained KPMGs consent to include its report on the December 31, 2001 and 2000 financial statements and our current auditors report on the December 31, 2002 financial statements. Accordingly, the financial information included in the initial filing is unaudited. Our former and current auditors have subsequently re-issued and issued, respectively, their audit reports and have authorized their inclusion in this amended Form 10K filing.

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


Date:	July 15, 2003		Everest Futures Fund, L.P.


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


Date:	July 15, 2003


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


                         EVEREST FUTURES FUND, L.P.

Date:  July 15, 2003     By:  Everest Asset Management, Inc.,
                                 its General Partner


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

/s/ Spicer, Jefferies & Co.
Denver, Colorado
March 21, 2003










                  INDEPENDENT AUDITORS' REPORT


To the Partners
Everest Futures Fund, L.P.

We   have   audited  the  accompanying  statement  of  financial
condition, including the schedule of investments, of Everest Futures Fund, L.P., (the Partnership) as of December 31, 2001, and the related statements of operations and changes in partners' equity for each of the years in the two-year period ended December 31, 2001. These financial statements are the
responsibility    of    the   Partnership's    General Partner.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2001, and the results of its operations and changes in partners' equity for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Chicago, Illinois
March 8, 2002

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

TOTAL LIABILITIES AND PARTNERS' CAPITAL $ 43,173,678 $ 42,234,689



                      EVEREST FUTURES FUND, L.P.
                    (An Iowa Limited Partnership)

                       STATEMENTS OF OPERATIONS

                                       Year Ended December 31,
                                    2002         2001        2000


TRADING INCOME (LOSS):
 Net realized trading gain    $ 10,740,755 $  5,404,495 $ (6,612,722)
   (loss) on closed contracts
 Change in net unrealized        3,036,849   (2,533,546)   4,349,673
   trading gain (loss)
   on open contracts
 Net foreign currency               13,908       73,233     (360,080)
   translation gain (loss)
 Broker commissions             (2,413,505)  (2,563,850)  (2,492,949)
 Other income                           --           --       36,899

TOTAL TRADING INCOME (LOSS)     11,378,027      380,332   (5,079,229)


 Interest income, net of cash      737,211    1,744,048    2,436,839
   management fees

TOTAL INCOME (LOSS)             12,115,238    2,124,380   (2,642,390)

EXPENSES:
 Management fees                   951,117      751,263    1,262,055
 Incentive fees                  2,645,119       29,399           --
 Administrative expenses            64,613       59,979       65,011

TOTAL EXPENSES                   3,660,849      840,641    1,327,066

NET INCOME (LOSS)             $  8,454,389 $  1,283,739 $ (3,969,456)


NET INCOME (LOSS) PER UNIT OF $     405.48 $      48.46 $    (133.98)
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

                                               2002        2001
Per share operating performance (1):

  Total income (loss)                     $   581.06   $    80.19
  Total expenses                             (175.58)      (31.73)

   Net increase in net asset value            405.48        48.46
    Net asset value, beginning of year      1,666.96     1,618.50
    Net asset value, end of year         $  2,072.44   $ 1,666.96

Selected financial statistics and ratios:

Total return (2)                             24.32 %       2.99 %

Ratio to average net assets:
Total income                                 30.69 %       5.03 %
Expenses                                     (2.57)       (1.92)
Incentive fees                               (6.70)       (0.07)
Total expenses                               (9.27)       (1.99)
Net income                                   21.42         3.04


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