Form 10-K/A
period 2002-12-30
EVEREST FUTURES FUND L P
filed 2003-07-29
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                          FORM 10K AMMENDMENT No. 2


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

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                     Yes  __       No  X

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30,
  2003:  $29,208,675

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


Date:	July 29, 2003		Everest Futures Fund, L.P.


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


Date:	July 29, 2003


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


                         EVEREST FUTURES FUND, L.P.

Date:  July 29, 2003     By:  Everest Asset Management, Inc.,
                                 its General Partner


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