Form 10-K/A
period 2002-12-30
EVEREST FUTURES FUND L P
filed 2003-08-08
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           FORM 10K AMMENDMENT No. 3


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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2002: $38,430,184.

The purpose of this Form 10K amendment #3 is to correct information given on the cover page of Form 10K amendment #2. The period reporting the aggregate market value has been changed to June 30, 2002 and the amount has changed to $38,430,184.


                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:	August 8, 2003		Everest Futures Fund, L.P.


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


Date:	August 8, 2003


                            By:  /s/ Peter Lamoureux
                            Peter Lamoureux, President,
                            Secretary, Treasurer, and Director











                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                   PURSUANT TO 18 U.S.C. SECTION 1350

I, Peter Lamoureux, certify that:
1. I have reviewed this annual report on Form 10-K of Everest Futures
Fund, L.P.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

                         EVEREST FUTURES FUND, L.P.

Date:  August 8, 2003     By:  Everest Asset Management, Inc.,
                                 its General Partner


                         By:    /s/ Peter Lamoureux
                                    Peter Lamoureux
                          Director, President, and Treasurer