Form 10-Q
period 2003-06-30
EVEREST FUTURES FUND L P
filed 2003-08-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

         Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2003

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

                             Yes     X        No

         Part I.  Financial Information

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending June 30, 2003

                                                Fiscal Quarter  Year to Date     Fiscal Year  Fiscal Quarter   Year to Date
                                                Ended 6/30/03    to 6/30/03    Ended 12/31/02  Ended 6/30/02    to 6/30/02

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
                   UNAUDITED

                                                June 30, 2003   Dec 31, 2002

ASSETS
Cash and cash equivalents                           4,147,452         466,129
Equity in commodity trading accounts:
   Cash on deposit with brokers                    19,801,143      14,452,134
   Net unrealized trading gains on open contract     (533,557)      5,429,931
Investments, at fair value                          6,322,497      22,810,860
Interest receivable                                    29,389          14,624

      Total assets                                 29,766,924      43,173,678

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                    18,185          50,322
   Commissions payable                                 94,947         150,029
   Advisor's management fee payable                    54,452          84,985
   Advisor's incentive fee payable                    193,488               0
   Redemptions payable                                135,569         167,638
   Pending Partner additions                           10,000               0
   Selling and Offering Expenses Payable               38,146               0

      Total liabilities                               544,787         452,974

Partners' Capital:
   Limited partners (12161.71 and 20,591.62 units
     outstanding at 6/30/03 and 12/31/02,
     respectively                                  29,221,138       42,674,962

   General partners (0.42 and 22.07 units
     outstanding at 6/30/03 and 12/31/02,
     respectively                                         999           45,742

      Total partners' capital                      29,222,137       42,720,704

      Total liabilities
        and partners' capital                     $29,766,924      $43,173,678

Net asset value per outstanding unit of Partnership
  interest                                          $2,402.72        $2,072.44

See accompanying notes to financial statements.

                      EVEREST FUTURES FUND, L.P.
                   COMBINED STATEMENTS OF OPERATIONS
            For the period January 1, 2003 through June 30, 2003
                             UNAUDITED

                                                April 1, 2003    Jan 1, 2003   April 1, 2002    Jan 1, 2002
                                                   through         through        through         through
                                                June 30, 2003   June 30, 2003  June 30, 2002   June 30, 2002

REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions           (319,397)     14,655,438      4,837,765       2,786,416
   Change in unrealized trading gain (loss)
     on open contracts                              1,185,063      (5,963,488)     7,103,794       4,603,199
   Net foreign currency translation gain (loss)        78,156          95,413        118,859          67,805
   Brokerage Commissions                             (440,017)     (1,191,986)      (538,556)     (1,162,786)

 Total trading income (loss)                          503,805       7,595,377     11,521,862       6,294,634

    Interest income, net of cash management fees      109,820         273,415        176,503         366,857

 Total income (loss)                                  613,625       7,868,792     11,698,365       6,661,491

General and administrative expenses
    Advisor's management fees                         179,033         483,685        226,803         453,776
    Advisor's incentive fees                          193,488         712,054        985,668         985,668
    Administrative expenses                            10,161          21,358         16,538          31,084

  Total general and administrative expenses           382,682       1,217,097      1,229,009       1,470,528


Net income (loss)                                     230,943       6,651,695     10,469,356       5,190,963


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                                 $18.77         $330.28        $456.94         $243.99

See accompanying notes to financial statements.

                EVEREST FUTURES FUND, LP
  COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 2003 through June 30, 2003
                   UNAUDITED


                                                                      Limited        General
                                                        Units        Partners       Partners           Total

Partners' capital at Jan 1, 2003                    20,613.69      42,674,962        $45,742     $42,720,704

Net profit (loss)                                                   6,644,369          7,326       6,651,695

Additional Units Sold                                5,466.87      13,464,541              0      13,464,541

Redemptions                                        (13,918.43)    (33,562,733)       (52,069)    (33,614,802)

Partners' capital at June 30, 2003                  12,162.13     $29,221,138           $999     $29,222,137


Net asset value per unit
   January 1, 2003                                                   2,072.44       2,072.44

Net profit (loss) per unit                                             330.28         330.28

Net asset value per unit
June 30, 2003                                                       $2,402.72      $2,402.72



See accompanying notes to financial statements.

  Everest Futures Fund, L.P
                                                 Schedule of Investments
                                                      June 30, 2003

                                                               Number of           Principal      Carrying Value/
                                                               Contracts          (notional)       Value (OTE)
Long positions:
Futures positions (-1.44%)
Interest rates                                                     708        $   86,749,689        (433,915)
Metals                                                             209             7,508,721        (152,212)
Energy                                                             305             8,841,934         304,131
Agriculture                                                        302             5,971,166        (104,016)
Currencies                                                         141            24,852,780         (35,940)
Indices                                                             84             4,077,580             560
                                                                                 138,001,870        (421,392)
Forward positions (-8.60%)
Currencies                                                                       153,216,542      (2,514,166)
   Total long positions                                                       $  291,218,412      (2,935,558)
Short positions:
Futures positions (0.31%)
Interest rates                                                      19        $   22,458,494          63,877
Metals                                                             281             9,031,141         (52,019)
Energy                                                               0                     0               0
Agriculture                                                        595             7,350,859          77,800
Currencies                                                           0                     0               0
Indices                                                              0                     0               0
                                                                                  38,840,494          89,658
Forward positions (7.91%)
Currencies                                                                       143,047,185       2,312,343
  Total short positions                                                       $  181,887,679       2,402,001
Total open contracts (-1.82%)                                                                $      (533,557)
Securities Held
Maturity Over 60 days (21.64%)                      Coupon        Maturity                         Cost
FPL GROUP CAPITAL LP NT  9/22/2003                                     9/22/03               $       400,000
US T-Bill TERM REPO  10/23/2003                                       10/23/03                        84,553
CATERPILLAR FIN SERV CORP NT 7.45                        7.45%                                       306,387
FANNIE MAE MED TERM NT 3.15 7/29/2004                    3.15%         7/29/04                       703,816
FANNIE MAE MED TERM NT 3.00 7/29/2004                    3.00%         7/29/04                       251,611
FANNIE MAE MED TERM NT 3.00 7/29/2004                    3.00%         7/29/04                       608,062
FANNIE MAE MED TERM NT 2.7 8/20/2004                     2.70%         8/20/04                       251,445
FED HM LN BK BOND 1.758 10/15/2004                      1.758%        10/15/04                       501,508
FED HM LN BK BOND 1.51 11/29/2004                        1.51%        11/29/04                       300,401
FED HM LN BK BOND 1.51 11/29/2004                        1.51%        11/29/04                       500,618
FED HM LN BK BOND 1.58 12/3/2004                         1.58%         12/3/04                       300,366
FANNIE MAE MED TERM NT 2-3.125 12/9/2004                 3.13%         12/9/04                       501,115
US T-NOTE TERM RP 7.00 7/15/2006                         7.00%         7/15/06                       448,378
US T-NOTE TERM RP 7.00 7/15/2006                         7.00%         7/15/06                     1,164,237
  Total securities maturity over 60 days                                                     $     6,322,497

Cash and cash equivalents (14.18%)                                                                 4,147,452
Cash on deposit with brokers (67.76%)                                                             19,801,143
Less liabilities in excess of other assets (-1.76%)                                                 (515,398)
Net assets (100.0%)                                                                          $    29,222,136




                            EVEREST FUTURES FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2003


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

The initial public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $92,398,200 for 50,078.83 Units sold July 1, 1995 through June 30, 2003. On March 29, 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Trading Partnership)), a newly formed limited partnership that invested directly in commodity interests. The co-general partners of the Trading Partnership were CIS Investments, Inc. (CISI) and the General Partner (collectively, the General Partners). In July 2000, the Partnership redeemed approximately 50% of its assets from the Trading Partnership. Effective as of the close of business August 31, 2000, the Partnership liquidated its remaining investment in the Trading Partnership. CISI also liquidated its investment in the Trading Partnership and the Trading Partnership was dissolved in September 2000.

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


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Prior to the dissolution of the Trading Partnership, the accompanying financial statements were prepared on a combined basis and included the accounts of the Partnership and the Trading Partnership. All significant inter-company transactions and balances have been eliminated in the accompanying financial statements. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

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


(3)    THE LIMITED PARTNERSHIP AGREEMENT

The Limited Partners and General Partner share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each. However, no Limited Partner is liable for obligations of the Partnership in excess of their capital contribution and profits, if any, and such other amounts, as they may be liable for pursuant to the Act. Distributions of profits are made solely at the discretion of the General Partner.

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

As of June 30, 2003, the Partnership has approximately $29 million of net assets. JWH's allocation was approximately $29 million and MLM's was approximately $29 million of notional funding. The General Partner may replace or add trading advisors at any time.

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

The notional amounts of open contracts at June 30, 2003, as disclosed in the Schedule of Investments, do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

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


(6)    FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the six months ended June 30, 2003. Total return is calculated as the change in a theoretical limited partner's investment over the entire period. An individual partner's total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.

                Total return                         15.94%

              Ratio to average net assets:
                Net income                           17.85%

              General and administrative expenses:
                Expenses                              1.36%
                Incentive fees                        1.91%

              Total general and
                Administrative expenses               3.27%


The net investment income and general and administrative expenses ratios are computed based upon the weighted average net assets for the Partnership for the period ended June 30, 2003.


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

   Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operation


                      Fiscal Quarter ended June 30, 2003

The Partnership recorded a gain of $230,943 or $18.77 per Unit for the second quarter of 2003. This compares to a gain of $10,469,356.00 or $456.94 per Unit for the second quarter of 2002.

The Partnership continued to employ John W. Henry & Company, Inc.
(JWH) as its core manager, and Mount Lucas Management
Corporation's MLM Index (Unleveraged) (MLM) for an overlay program. In April the fund gained 1.67%. JWH was up 2.41%, while MLM lost 0.73%. For JWH, energies were the best performing sector as the end of the war in Iraq put considerable downside pressure on the price per barrel. Currencies, fixed income and stock indices were also profitable. Agriculturals were down slightly. The initial enthusiasm for the U.S. Dollar after the war was short-lived, bond prices continued higher. Most equity markets rallied around the world, encouraged by the swift victory by coalition forces in Iraq. The exception was the NIKKEI 225 in Japan, which succumbed to continuing Japanese domestic problems. The MLM Index Program (Unleveraged) had losses in energy and softs, which were only partially offset by gains in currencies, grains and livestock. The Partnership posted a gain of $572,164.00 or $39.80 per Unit in April.

In May the Partnership gained 5.30%. JWH had a gain of 5.61% with fixed income being the best performing sector. Yields continued
to trend lower in Japan and the U.S.   Currencies were positive
with the U.S. Dollar still weakening. JWH had losses in stock indices, energies and metals. The MLM Index Program (Unleveraged) was essentially flat for the month, down .25 basis points. The Partnership posted a gain of $1,259,525 or $128.52 per Unit in May.


In June the Fund had a loss of 5.86%. In mid June the General Partner effected a re-allocation within the JWH investment. The Partnership withdrew from the JWH SAP Program and allocated approximately 55% to the JWH GlobalAnlaytics Program, 23% to the JWH Currency Strategic Allocation Program, and 22% to the JWH Worldwide Bond Program.

The month started out promising for JWH but turned abruptly negative during the last two weeks of the month. Two trends that were re-established after the war-a weakening dollar and falling global interest rates- reversed course sharply as hints of improving economic times forced liquidation of large positions in fixed income and currency markets. JWH lost in fixed income, energies, currencies, metals, and agriculturals. MLM lost approximately 1.32% for the Fund in June. Gains in energy and grain sectors were not enough to overcome losses in currencies, financials, metals and softs. The Partnership posted a loss of $1,600,746.00 or $149.55 per Unit in June.

During the quarter, additional Units sold consisted of 3,511.51 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $8,606,645. Investors redeemed a total of 5,723.74 Units during the quarter and the General Partner redeemed zero Units. At the end of the quarter there were 12,162.13 Units outstanding (including 0.42 Units owned by the General Partner). During the second quarter 2003, Randy Kelsey, branch manager of the Minneapolis office was terminated. His duties have been taken over by Everest Asset Management president, Peter Lamoureux.

During the fiscal quarter ended June 30, 2003, the Partnership had no credit exposure to a counterparty, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.

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

                      Fiscal Quarter ended June 30, 2002

The Partnership recorded a gain of $10,469,356 or $456.94 per Unit for the second quarter of 2002. This compares to a loss of $3,358,859 or $128.90 per Unit for the second quarter of 2001.

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

During the fiscal quarter ended June 30, 2002, the Partnership had no material credit exposure to a counter-party, which is a foreign commodities exchange, or to any counter-party dealing in over the counter contracts which was material.

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

MLM had a profit of approximately 1%, and as was the case in January, the positive performance was driven by the energy sector. Gains were also seen in the currencies, financials and grains with smaller overall losses in meats, metals and softs. The
Partnership posted a gain of $4,252,181 or $205.92 per Unit in February.

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

                          EVEREST FUTURES FUND, L.P.

Date: August 14, 2003     By:  Everest Asset Management, Inc.,
                                    its General Partner

                          By:  __/s/ Peter Lamoureux__________
                               Peter Lamoureux
                               President

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

                         EVEREST FUTURES FUND, L.P.

Date:  August 14, 2003      By:  Everest Asset Management, Inc.,
                                     its General Partner

                            By:  /s/ Peter Lamoureux
                                 Peter Lamoureux
                                 Director, President,
                                 and Treasurer