Form 10-Q
period 2003-09-30
EVEREST FUTURES FUND L P
filed 2003-11-13
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

     Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2003

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

                             Yes     X        No




         Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending Sept 30, 2003



                                                Fiscal Quarter  Year to Date     Fiscal Year  Fiscal Quarter  Year to Date
                                                Ended 9/30/03    to 9/30/03    Ended 12/31/02 Ended 9/30/02    to 9/30/02

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
                                      UNAUDITED

                                                Sept 30, 2003   Dec 31, 2002

ASSETS
Cash and cash equivalents                           4,681,388         466,129
Equity in commodity trading accounts:
   Cash on deposit with brokers                     3,917,038      14,452,134
   Net unrealized trading gains on open contract    2,229,265       5,429,931
Investments, at fair value                         21,447,702      22,810,860
Interest receivable                                    38,787          14,624

      Total assets                                 32,314,180      43,173,678



LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                    24,252          50,322
   Commissions payable                                130,111         150,029
   Advisor's management fee payable                    64,314          84,985
   Advisor's incentive fee payable                          0               0
   Redemptions payable                                215,662         167,638
   Pending Partner additions                                0               0
   Selling and Offering Expenses Payable               17,320               0

      Total liabilities                               451,660         452,974


Partners' Capital:
   Limited partners (14326.33 and 20,591.62 units
     outstanding at 9/30/03 and 12/31/02,          31,861,595      42,674,962
     respectively)

   General partners (0.42 and 22.07 units
     outstanding at 9/30/03 and 12/31/02,                 925          45,742
     respectively)
      Total partners' capital                      31,862,520      42,720,704

      Total liabilities
        and partners' capital                     $32,314,180     $43,173,678


Net asset value per outstanding unit of Partnership
  interest                                          $2,223.99       $2,072.44

See accompanying notes to financial statements.




                                       EVEREST FUTURES FUND, L.P.
                                   COMBINED STATEMENTS OF OPERATIONS
                          For the period January 1, 2003 through Sept 30, 2003
                                               UNAUDITED

                                                 July 1, 2003    Jan 1, 2003    July 1, 2002   Jan 1, 2002
                                                   through         through        through        through
                                                Sept 30, 2003   Sept 30, 2003  Sept 30, 2002  Sept 30, 2002

REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions         (4,460,833)     10,194,605     12,365,227     15,151,643
   Change in unrealized trading gain (loss)
     on open contracts                              2,762,822      (3,200,666)    (3,014,021)     1,589,177
   Net foreign currency translation gain (loss)       (25,717)         69,697         17,335         85,139
   Brokerage Commissions                             (469,590)     (1,661,578)      (615,333)    (1,778,118)

 Total trading income (loss)                       (2,193,318)      5,402,058      8,753,208     15,047,842

    Interest income, net of cash management fees       75,951         349,366        205,398        572,255

 Total income (loss)                               (2,117,367)      5,751,424      8,958,606     15,620,097

General and administrative expenses
    Advisor's management fees                         185,075         668,761        247,819        701,595
    Advisor's incentive fees                                0         712,054      1,659,450      2,645,119
    Administrative expenses                            10,308          31,666         19,751         50,836

  Total general and administrative expenses           195,383       1,412,481      1,927,021      3,397,549


Net income (loss)                                  (2,312,751)      4,338,943      7,031,585     12,222,548


PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST                               ($178.73)        $151.55        $354.40        $598.39


See accompanying notes to financial statements.






                                       EVEREST FUTURES FUND, LP
                         COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                        For the period January 1, 2003 through Sept 30, 2003
                                               UNAUDITED


                                                                      Limited        General
                                                        Units        Partners       Partners          Total

Partners' capital at Jan 1, 2003                    20,613.69     $42,674,962        $45,742    $42,720,704

Net profit (loss)                                                   4,331,692          7,252      4,338,944

Additional Units Sold                                7,764.47      18,717,306              0     18,717,306

Redemptions                                        (14,051.40)    (33,862,365)       (52,069)   (33,914,434)

Partners' capital at Sept 30, 2003                  14,326.75     $31,861,595           $925    $31,862,520


Net asset value per unit
   January 1, 2003                                                   2,072.44       2,072.44

Net profit (loss) per unit                                             151.55         151.55

Net asset value per unit
Sept 30, 2003                                                       $2,223.99      $2,223.99



See accompanying notes to financial statements.


                                                Everest Futures Fund, L.P
                                                 Schedule of Investments
                                                    September 30, 2003

                                                               Number of     Principal         Carrying Value/
                                                               contracts     (notional)        Value (OTE)
Long positions:
Futures positions (4.62%)
Interest rates                                                     449        $   64,119,270        251,122
Metals                                                             251             8,323,710        329,070
Energy                                                             185             5,157,519       (113,308)
Agriculture                                                        546            13,511,346        807,785
Currencies                                                         177            31,163,443        300,285
Indices                                                             63             3,774,108       (104,484)
                                                                                 126,049,395      1,470,471
Forward positions (8.29%)
Currencies                                                                        94,496,376      2,639,975
   Total long positions                                                       $  220,545,771      4,110,446
Short positions:
Futures positions (-1.16%)
Interest rates                                                      324       $   86,273,971       (353,860)
Metals                                                                0                    0              0
Energy                                                              123            4,793,390        (41,260)
Agriculture                                                         579            6,245,442         24,742
Currencies                                                            0                    0              0
Indices                                                              11              308,374            898
                                                                                  97,621,176       (369,480)
Forward positions (-4.74%)
Currencies                                                                        39,515,345     (1,511,701)
  Total short positions                                                       $  137,136,521     (1,881,181)
Total open contracts (7.01%)                                                                 $    2,229,265

Securities Held
Maturity Over 60 days (67.31%)                      Coupon        Maturity                        Cost
FANNIE MAE MED TERM NT 2-3.125 12/9/2004                 3.13%         12/9/04               $      501,115
FED HM LN BK BOND 1.58 12/3/2004                         1.58%         12/3/04                      300,366
FANNIE MAE MED TERM NT 2.5 12/16/2004                    2.50%        12/16/04                      503,783
FANNIE MAE MED TERM NT 2.55 5/19/2005                    2.55%         5/19/05                      907,971
US T-Bill TERM REPO  1/8/2004                                           1/8/04                    1,800,000
US T-NOTE TERM RP 5.875 11/15/2004                       5.88%        11/15/04                      830,837
US T-NOTE TERM RP 5.875 11/15/2004                       5.88%        11/15/04                    2,447,600
FANNIE MAE NOTE TERM RP  1/9/2004                                       1/9/04                    3,150,000
FED HM LN BK BOND 1.75 6/17/2005                         1.75%          6/7/05                      500,459
FED HM LN BK BOND 1.45 7/22/2005                         1.45%         7/22/05                      246,371
US T-NOTE TERM RP 5.875 11/15/2004                       5.88%        11/15/04                    1,183,761
FED HM LN BK BOND 1.35 5/12/2004                         1.35%         5/12/04                      401,515
FED HM LN BK BOND 2.37 8/26/2005                         2.37%         8/26/05                      250,000
FED HM LN BK BOND 2.22 8/26/2005                         2.22%         8/26/05                      499,700
US T-Bill TERM REPO  1/8/2004                                           1/8/04                    1,500,000
FED HM LN BK BOND 1.53 11/26/2004                        1.53%        11/26/04                      301,150
US T-NOTE TERM RP 3 1/31/2004                                          1/31/04                    2,590,564
FED HM LN BK BOND 1.51 11/29/2004                        1.51%        11/29/04                    1,004,916
FED HM LN BK BOND 2.32 10/15/2004                        2.32%        10/15/04                      475,142
FED HM LN BK BOND TERM RP 4.875                          4.88%        11/15/06                    1,183,761
US T-Bill TERM REPO  1/8/2004                                           1/8/04                      300,000
FANNIE MAE NOTE TERM RP  1/9/2004                                       1/9/04                      450,000
US T-NOTE TERM RP 5.875 11/15/2004                       5.88%        11/15/04                      118,691
  Total securities maturity over 60 days                                                     $   21,447,702

Cash and cash equivalents (14.69%)                                                                4,681,388
Cash on deposit with brokers (12.29%)                                                             3,917,038
Less liabilities in excess of other assets (-1.30%)                                                (412,873)
Net assets (100.0%)                                                                          $   31,862,520


EVEREST FUTURES FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                September 30, 2003


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

The initial public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $_97,650,965 for _52,376.43_ Units sold July 1, 1995 through September 30, 2003. On March 29, 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Trading Partnership)), a newly formed limited partnership that invested directly in commodity interests. The co-general partners of the Trading Partnership were CIS Investments, Inc. (CISI) and the General Partner (collectively, the General Partners). In July 2000, the Partnership redeemed approximately 50% of its assets from the Trading Partnership. Effective as of the close of business August 31, 2000, the Partnership liquidated its remaining investment in the Trading Partnership. CISI also liquidated its
investment     in the Trading Partnership and the Trading
Partnership was dissolved in September 2000.

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

The Partnership earns interest on 100% of the Partnerships average monthly cash balance on deposit with the Brokers at a rate equal to the average 91-day Treasury bill rate for U. S. Treasury bills issued during that month.

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

Limited Partners may cause any or all of their Units to be redeemed as of the end of any month at net asset value on fifteen days' prior written notice to the Partnership, or such lesser period as is acceptable to the Partnership. Although the Agreement does not permit redemptions for the first six months following a Limited Partners admission to the Partnership, the Agreement does permit the Partnership to declare additional regular redemption dates. The Partnership will be dissolved at December 31, 2020, or upon the occurrence of certain events, as specified in the Limited Partnership Agreement.

(4)  CONTRACTS AND AGREEMENTS

Prior to August 1, 2000, the Partnerships trading advisor was John W. Henry & Company, Inc. (JWH). Beginning July 1, 2001, JWH began trading its Strategic Allocation Program with a trading allocation of $40 million. Previously JWH traded its Financial and Metals program. JWH receives a monthly management fee equal to 0.167 (2% annually) of the Partnerships or Trading
Partnerships (prior to September 2000) month-end net asset value, as defined, and a quarterly incentive fee of 20% of the Partnerships or Trading Partnerships (prior to September 2000) new net trading profits, as defined. The monthly management fee was reduced as of October 1, 2000 from 0.33% (4% annually). The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership or Trading Partnership (prior to September 2000).

Effective August 1, 2000, Trilogy Capital Management, LLC (Trilogy) was added as a trading advisor. Trilogy was terminated effective June 30, 2001. Trilogy received a monthly management fee of 0.075% (0.9% annually) of the Partnerships month-end allocated assets as defined and did not receive an incentive fee.

Effective September 1, 2001, Mount Lucas Management Corporation
(MLM) was added as trading advisor with an initial allocation of $10 million. This allocation represented notional funding for the Partnership. Effective February 1, 2003, MLM receives a monthly management fee of 0.04167% (0.50% annually) of the Partnerships month-end allocated assets as defined. Prior to February 2003, MLM received a monthly management fee of 0.0625% (0.75% annually). As MLM uses the MLM Index-Unleveraged, they do not receive an incentive fee.

Effective February 1, 2003, CIS charges the Partnership or Trading Partnership (prior to September 2000) monthly brokerage commissions equal to 0.5156% of the Partnership or Trading Partnerships beginning-of-month net asset value, as defined.
Prior to September 1, 2001, the monthly brokerage commission was 0.5%. Monthly brokerage commissions will increase incrementally to 0.5208% as the trading allocation to MLM increases. The General Partner receives a management fee of approximately 83% of the brokerage commission charged by CIS. Net brokerage commissions are recorded in the statement of operations as a reduction of trading income and the amounts paid to the General Partner are recorded as management fees. Prior to September 2000, CISI received a co-general partner fee from the General Partner equal to 1/12 of .25% of the month-end net asset value, as defined. Prior to January 1, 1999, CISI received 1/12 of .40% of the month-end net asset value. CISI no longer as a co-general partner and no longer receives a co-general partner fee.

As of September 30, 2003, the Partnership has approximately $31 million of net assets. JWHs allocation was approximately $31 million and MLMs was approximately $31 million of notional funding. The General Partner may replace or add trading advisors at any time.

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

The purchase and sale of futures and options on futures contracts requires margin deposits with a Futures Commission Merchant (FCM). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (CEAct) requires an FCM to segregate all customer transactions and assets from the FCMs proprietary activities. A customers cash and other property such as U. S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCMs segregation requirements. In the event of an FCMs insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The Partnership has cash on deposit with an interbank market maker in connection with its trading of forward contracts. In the event of interbank market makers insolvency, recovery of the Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits. In the normal course of business, the Partnership does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk, the risk of loss from counter party non-performance.

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

The notional amounts of open contracts at September 30, 2003, as disclosed in the Schedule of Investments, do not represent the Partnerships risk of loss due to market and credit risk, but rather represent the Partnerships extent of involvement in derivatives at the date of the statement of financial condition.

Net trading results from derivatives for the periods presented are reflected in the statement of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnerships speculative trading of futures contracts, options on futures contracts, and forward contracts.

The Limited Partners bear the risk of loss only to the extent of the net asset value of their Partnership units.


(6) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnerships financial performance for the nine months ended September 30, 2003. Total return is calculated as the change in a theoretical limited partners investment over the entire period. An individual partners total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.

              Total return                              7.31%

              Ratio to average net assets:
                Net income                             12.24%

              General and administrative expenses:
                Expenses                                1.98%
                Incentive fees                          2.01%

              Total general and
              Administrative expenses                   3.99%


The net investment income and general and administrative expenses ratios are computed based upon the weighted average net assets for the Partnership for the period ended September 30, 2003.

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



   Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operation

              Fiscal Quarter ended September 30, 2003

The Partnership recorded a loss of $2,312,751 or $ 178.73 per Unit for the third quarter of 2003. This compares to a gain of $7,031,585 or $354.40 per Unit for the third quarter of 2002.

The Partnership continued to employ John W. Henry & Company,
Inc.s Strategic Allocation Program (JWH SAP) as its core manager, and Mount Lucas Management Corporations MLM Index (Unleveraged)
(MLM) for an overlay program.

In July the Fund was down 4.39%.  JWH was down 0.99% in July.
July was a difficult trading month, as there were significant trend reversals in major markets that resulted in a loss for the month. Signs of economic recovery have strengthened the US dollar, caused global interest rates to rise, stock prices to rise and higher base metal prices. JWH had profits in energy, fixed income and equity index sectors with (overall) larger losses in foreign exchange, metals and agriculturals. The MLM Index
Program (Unleveraged) was down 3.53% in July. This was the second largest monthly loss for the MLM Index since it began trading for the fund in September of 2001. The Index had a gain in only one market sector- livestock. Losses came in financials, softs, grains, currencies and energies. High levels of volatility moved into the financial sector, as the bond market had one of its biggest drops on record. This action combined with the continued choppiness in the physical commodities, is the prototype for tough performance for the Index. Positions in the Index were flipping sides (long to short, short to long) more than is typical.


The Partnership recorded a loss of $ 1,283,432 or $ 105.53 per unit in July. Effective July 30, 2003, Janet Mullen retired as
Vice President of Everest Asset Management.

In August 2003 the Partnership posted a gain of 1.51%. In August JWH was up 1.56% and the MLM Index Program (Unleveraged) was down 0.04%. As a result of global markets responding to improving economic conditions in the US, Japan and to a lesser degree, Europe, interest rates continue to move higher and the US dollar has strengthened against most major currencies. Energy markets, with the exception of natural gas, continued to grind higher. These trending markets resulted in a profitable August for JWH. Gains came in fixed income, equity indices, energies and metals. Smaller overall losses came in currencies and agriculturals. MLM Index Program (Unleveraged) was essentially flat for the month. The Partnership recorded a gain of $449,550 or $34.59 per unit in August 2003.

September saw a loss of 4.62% for the Fund. JWH posted a loss of 2.72% in September 2003. The trend that provided profits in August abruptly turned around in September, resulting in a loss for the month. The strength of the US recovery was in doubt resulting in lower interest rates and the US dollar giving back its recent gains. In addition OPEC announcements reversed the decline in energy prices. For JWH the fixed income sector incurred the largest loss in September, with energies following. Currencies were positive, mostly from the Japanese yen. Metals and agriculturals were up as well. The MLM Index Program
(Unleveraged) had a loss of 1.97% in September 2003. The Index had gains in currencies, livestock and metals that were more than offset by losses in energy, financials, grains and softs.
Positions continue to be flipping quite a lot as many markets consolidate. The Partnership recorded a loss of $1,478,868 or $107.79 per Unit in September 2003.

During the quarter, additional Units sold consisted of 2297.60 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter representeda total of $5,252,765. Investors redeemed a total of
132.98 Units during the quarter and the General Partner redeemed
0 Units. At the end of the quarter there were 14,326.75 Units outstanding (including 0.42 Units owned by the General Partner).

During the fiscal quarter ended September 30, 2003, the Partnership had no material credit exposure to a counter-party which is a foreign commodities exchange or to any counter-party dealing in over the counter contracts which was material.

              Fiscal Quarter ended September 30, 2002

The Partnership recorded a gain of $7,031,585 or $354.40 per Unit for the third quarter of 2002. This compares to a gain of $2,164,094 or $84.89 per Unit for the third quarter of 2001.

The Partnership continued to employ John W. Henry & Company,
Inc.s Strategic Allocation Program (JWH SAP) as its core manager, and Mount Lucas Management Corporations MLM Index (Unleveraged)
(MLM) for an overlay program.  In July 2002 the Fund was up 6.97%.

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

The MLM Index Program (Unleveraged) was negative for the Fund in
July 2002. The Index had profits in energies, grains, and financials, but slightly larger losses in currencies, meats, metals, and softs. The Partnership recorded a gain of $2,677,092 or $133.12 per unit in July 2002.

August 2002 was a positive month for the Fund, up 3.79%. August saw a smoothing of trends and diminished volatility in financial markets, but there was considerable volatility in the energy and financial markets. For JWH trading in fixed income markets was profitable and energies were profitable as the U. S. continued to discuss ways of disposing of Saddam Hussein. Agriculturals were volatile and difficult for JWH to trade, currencies lost money, and metals were flat. The MLM Index Program (Unleveraged) posted profits for the Fund in energies, financials, and grains. The Partnership recorded a gain of $1,537,949 or $77.48 per unit in August.

September 2002 saw a gain of 6.78% for the Fund. JWH had most of that gain with a positive 6.35% performance, with profits in fixed income, global indices, and energy markets. JWH has continued to take full advantage of two recurring themes which have spurred significant trends: the global economic slowdown and a possible war with Iraq. The MLM Index Program (Unleveraged) had profits in energies, financials, metals, and softs, with smaller overall losses in meats, grains, and currencies. The Partnership recorded a gain of $2,816,544 or $143.80 per Unit in September.

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

The Partnership continued to employ John W. Henry & Company, Inc.
(JWH) as its core manager, and Mount Lucas Management
Corporations MLM Index (Unleveraged) (MLM) for an overlay program. In April the fund gained 1.67%. JWH was up 2.41%, while MLM lost 0.73%. For JWH, energies were the best performing sector as the end of the war in Iraq put considerable downside pressure on the price per barrel. Currencies, fixed income and stock indices were also profitable. Agriculturals were down slightly. The initial enthusiasm for the U.S. Dollar after the war was short-lived, bond prices continued higher. Most equity markets rallied around the world, encouraged by the swift victory by coalition forces in Iraq. The exception was the NIKKEI 225 in Japan, which succumbed to continuing Japanese domestic problems. The MLM Index Program (Unleveraged) had losses in energy and softs, which were only partially offset by gains in currencies, grains and livestock. The Partnership posted a gain of $572,164.00 or $39.80 per Unit in April.

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

The Partnership continued to employ John W. Henry & Company, Inc.s Strategic Allocation Program (JWH SAP) as its core manager, and Mount Lucas Management Corporations MLM Index (Unleveraged)
(MLM) for an overlay program.  In April the Fund was up 0.69%.

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

May was a positive month for the Fund, up 8.68%. The JWH SAP was up 9.39%. The theme for May at JWH was the weakening of the U.S. dollar. The U.S. crisis in confidence brought about by corporate accounting scandals and constant government warnings of possible further terrorist attacks created a widespread repatriation of assets out of the U.S. JWH SAP also had profits in metals, with gold and silver continuing to shine. Stock index results were mixed and the energy, interest rate and agricultural sectors were slightly down. The MLM Index (Unleveraged) was down 0.60% for the Fund, suffering losses in energies, grains, and softs that were larger than the profits in metals, meats, financials, and currencies. The Partnership recorded a gain of $2,914,124 or $127.02 per unit in May.

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

The Partnership continued to employ John W. Henry & Company,
Inc.s Strategic Allocation Program (JWH SAP) as its core manager, and Mount Lucas Management Corporations MLM Index (Unleveraged)
(MLM) for an overlay program. In January the fund gained 16.02%. JWH was up 14.43%, with MLM adding 1.55%. JWHs investment style took advantage of uncertainty in the energy markets, a weakening dollar, and a poor global economic outlook. All sectors of the
program made a positive contribution in January.   MLM had profits
in energies primarily, followed by financials and currencies. Although the media had focused on the impending war with Iraq and the strike in Venezuela and the effect these events were having on crude oil prices, the best performing part of the energy sector was natural gas. The Partnership posted a gain of $6,842,542 or $331.95 per Unit in January.

In February the Partnership gained 8.56%. JWH had a gain of 7.45% as the program continued to profit from long term trends, primarily in the energy and fixed income markets. The impending war with Iraq, slowing global economies, weaker US dollar and high energy prices are the factors that propelled market prices in the Funds favor.

MLM had a profit of approximately 1%, and as was the case in January, the positive performance was driven by the energy sector. Gains were also seen in the currencies, financials and grains with smaller overall losses in meats, metals and softs. The
Partnership posted a gain of $4,252,181 or $205.92 per Unit in February.

In March the Fund had a loss of 8.67%. JWH was down 6.81% for March with the US-led coalitions war on Iraq taking center stage in financial and energy markets. A week before the actual war started, the markets anticipated a quick victory. THE US dollar strengthened, interest rates rose, and energy markets collapsed. The quick change in direction of the markets resulted in negative performance for the month of March.

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

Effective March 7, 2003, EAM dismissed KPMG LLP as certifying accountant for the Partnership. Spicer, Jeffries, & Co. was engaged as the Registrants independent accountant effective March
10, 2003.

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

The Partnership continued to employ John W. Henry & Company,
Inc.s Strategic Allocation Program (JWH SAP) as its core manager, and Mount Lucas Management Corporations MLM Index (Unleveraged)
(MLM) for an overlay program. In January the fund was down 0.85%. JWH SAP had a loss of 1.05%. Gains from currency and energy positions were outweighed by losses in interest rates, agriculture, metals and stock indices. The gains in currencies came from the Japanese yen, Swiss franc, and the Euro. In energies, profits came from natural gas and crude oil positions. The biggest losses came from US and European interest rate positions. The MLM Index Program (Unleveraged) had a gain of 0.33%. Profits were in energies and softs, losses in metals, meats, grains, currencies and financials. The Partnership posted a loss of $355,767 or $14.17 per Unit in January.

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

JWH had a loss of 5.73%. For the JWH SAP, March was a disappointing month despite positive returns from the energy, interest rate, metals and agricultural sectors, which were over powered by losses in currencies and indices. Japans fiscal year end in March played a key role in producing negative results from yen-denominated markets. Japanese corporations repatriating yen for year-end purposes initially put heavy downward pressure on the USD yen from a level just shy of 134. However, a Japanese government official drew a line in the sand calling for a floor at a USD yen level of 125 126. Probably more influential was the announcement by Japanese regulators tightening short selling rules on the Nikkei higher from short covering and simultaneously moving USD yen and yen crosses lower. The USD yen market quickly reversed when the Japanese Government Pension and Investment Fund announced a JPY 7 trillion larger allocation to non-government fund managers for the new fiscal year. Fifteen percent of these assets would be allocated to non-Japanese markets, creating a demand for non-yen currencies. This brought USD yen quickly above the 132 level. Needless to say, this type of volatility created a very difficult trading environment.

The energy sector turned in a solid performance, with each market in positive territory by taking advantage of the up trends. Support for higher prices came from stronger-than-anticipated economic numbers from the U.S. This provided strength to OPECs announcement in Vienna on March 15th, when they determined there would be no changes in production, at least until the next meeting on June 6th. Additionally, the U.S. Administrations overtures towards Iraq gave further fuel to higher crude prices and put doubt on the United Nations renewing the Oil for Food programs for Iraq, which ends in May. Drawdowns in the U.S. stockpiles this month in crude and energy products also provided strength to the markets.

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


                            EVEREST FUTURES FUND, L.P.

Date: November 13, 2003     By:  Everest Asset Management, Inc.,
                                 its General Partner



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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the Evaluation Date); and
(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



                          EVEREST FUTURES FUND, L.P.

Date: November 13, 2003   By:  Everest Asset Management, Inc.,
                               its General Partner



By:    /s/ Peter Lamoureux___________________________
                            Peter Lamoureux
                            Director, President,
                            and Treasurer