Form 10-K
period 2003-12-31
EVEREST FUTURES FUND L P
filed 2004-03-30
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

FORM 10K


  Annual report pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934


   For the fiscal year ended       Commission File Number 0-17555
       December 31, 2003
                        The Everest Fund, L.P.
          (Exact name of registrant as specified in its charter)


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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003 : $29,208,675.




                              Part 1

Item 1.  Business

The Everest Fund, L.P. (the "Partnership") is a limited partnership organized on June 20, 1988 under the Iowa Uniform Limited Partnership Act. The business of the Partnership is the speculative trading of commodity futures contracts and other commodity interests, including forward contracts on foreign currencies (Commodity Interests) either directly or through investing in other, including subsidiary, partnerships, funds or other limited liability entities. The Partnership commenced its trading operations on February 1, 1989. Its General Partner is Everest Asset Management, Inc. (the "General Partner") a Delaware corporation organized in December, 1987.

The Partnership was initially organized on June 20, 1988 under the name Everest Energy Futures Fund, L.P. and its initial business was the speculative trading of Commodity Interests, with a particular emphasis on the trading of energy-related commodity interests. However, effective September 12, 1991, the Partnership changed its name to "Everest Futures Fund, L.P." and at the same time eliminated its energy concentration trading policy. The Partnership thereafter has traded futures contracts and options on futures contracts on a diversified portfolio of financial instruments and precious metals as well as forward contracts on currencies. In November 2003 the Partnership changed its name to its present form.

The initial public offering of the Partnership's Units of limited partnership interests (Units) pursuant to a registration statement on Form S-18 and Prospectus was declared effective and commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of 53558.62 additional Units sold for $100,216,376 since July 1, 1995 through December 31, 2003.

During its operation, the Partnership has had various advisors. In December 1990, John W. Henry & Company, Inc. (JWH) began trading for the Partnership as one of the Partnership's trading advisors. In May 1994, JWH became the sole advisor to the Partnership. In March 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Everest II) and JWH began trading for Everest II. In July 2000, the Partnership redeemed approximately 50% of its assets from Everest II and allocated them to Trilogy Capital Management, LLC's (Trilogy) Barclay Futures Index Program
(BFIP). The Partnership instructed Trilogy to trade its account using twice the leverage of Trilogy's un-leveraged portfolio to attempt to achieve a return greater than the return of the Index before fees and expenses. Effective as of the close of business August 31, 2000, the Partnership liquidated the balance of its investment in Everest II and opened a trading account directly with JWH. JWH has used its Financial and Metals Portfolio while trading for Everest II and the Partnership through June 30, 2001. Beginning July 1, 2001, JWH began trading its Strategic Allocation Program for the Partnership with a trading allocation of $40 million. Trilogy was terminated as trading advisor June 30, 2001. Effective September 1, 2001, Mount Lucas Management Corporation (MLM) was added as trading advisor with an initial allocation of $10 million. This allocation represented notional funding for the Partnership. Effective June 12, 2003 JWH began trading its GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Programs for the Partnership. Mount Lucas Management was terminated as trading advisor on October 31, 2003.

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

The General Partner is responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other federal or state agencies having jurisdiction over the Partnership's operations; calculation of the Net Asset Value (meaning the total assets less total liabilities of the Partnership {for a more precise definition, see the Exhibit "Form 10 - General Form for Registration of Securities" incorporated by reference hereto}) and directing payment of the management and incentive fees payable to JWH or the advisor(s)under an advisory agreement(s) entered into with the commodity trading advisor(s).

Everest pays the Commodity Broker a brokerage commission charge equal to 0.50% of the Partnership's Beginning Net Asset Value as of the beginning of each month (approximately 6.0% annually). Prior to November 1, 2003, the brokerage commission charge was equal to 0.5166% per month (approximately 6.1875% annually.) Approximately 83% of this amount is rebated by the Commodity Broker to the General Partner. If there is a material change in Everest's brokerage commission structure, investors and Limited Partners will be informed in writing. The Commodity Broker may, in the future, increase the fee charged to Everest.

The General Partner in turn pays a portion of such amount to the Selling Agent and additional selling agents as ongoing compensation. In addition, the Partnership reimburses the General Partner for the actual organization and offering expenses advanced by it, not to exceed one percent of the Net Asset Value of Units sold. Organization and offering expenses shall mean all expenses incurred by the Partnership or the General Partner in connection with and in preparation to offer and distribute the Units to investors, including, but not limited to, expenses for traveling, printing, engraving, mailing, salaries of employees while engaged in sales activity, charges of transfer agents, registrars, trustees, escrow holder, depositories, experts, expenses of qualification of the sales of its securities under state law, including taxes and fees and accountants' and attorneys' fees.

Everest pays John W. Henry & Company, Inc., its current commodity trading advisor, a monthly management fee equal to 0.167% (approximately 2% annually) of Everest's month-end Allocated Assets, as defined, and a quarterly incentive fee equal to 20% (15% April 1, 1995 through October 1, 2000) of Everest's trading profits allocable to its trading exclusive of interest income on Allocated Assets, as defined. The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor)
are recouped by Everest.   Prior to October 1, 2000, the
management fee paid to JWH was 4% annually.

MLM received a monthly management fee of 0.0625% (0.75% annually) of the Partnership's month-end allocated assets as defined. As MLM used the MLM Index-Unleveraged, they did not receive an incentive fee. Effective February 2003, the management fee was reduced to 0.04167% (0.50% annually).

Trilogy received a monthly management fee equal to 0.075%
(approximately 0.90% annually) of Everest's month-end allocated assets, as defined. Trilogy did not receive an incentive fee.

The Commodity Broker has agreed to pay Everest interest on the Everest assets (including open trade equity) deposited with it during a month at the average of 91-day U.S. Treasury Bills purchased by the Commodity Broker during each month. The Commodity Broker will retain all excess interest, if any, earned on the Everest assets, above the amount of interest paid to Everest. The interest rate to be paid by the Commodity
Broker to Everest is a negotiated rate which has been negotiated between the Commodity Broker and the General Partner. The actual interest income on Everest's assets earned by the Commodity Broker may be greater than or less than the negotiated rate to be paid by the Commodity Broker to Everest. The Commodity Broker will also be responsible for execution and clearance of futures contracts (and possibly certain other Commodity Interests).

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Units sold unless waived in whole or in part by the General Partner, to Capital Management Partners, Inc. ("Capital") or the additional selling agents in connection with the sale of the Units. Capital is a CFTC-regulated introducing broker, and an NFA member. Capital is also registered with the National Association of Securities Dealers (NASD) as a broker dealer. The General Partner may pay up to 100% of the funds it receives from the Commodity Broker to Capital and the additional selling agents as additional selling commission.

The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will be approximately $65,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 1999-2003 can be found in the table in Item 6 below.

The Partnership has no Employees. As of December 31, 2003, the General Partner had 4 employees. Further, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to
Capital Management Partners, Inc.   (Capital).  As of December
31, 2003 Capital had 12 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of this limited partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership's business, as of December 31, 2003 is set forth under Items 6 and 7 herein.

For a description of commodity trading and its regulation, see the Prospectus filed on Form S-18 and the Confidential Private
Placement Memorandum filed as part of the Form 10 and included in the exhibits hereto.

The Current Offering

On July 1, 1995 the Partnership reopened for investment as a Regulation D, Rule 506 private placement offering an unlimited amount of limited partnership interests. On September 19, 1996 the Commission accepted a Form 10 - General Form for Registration of Securities submitted by the Partnership thereby making the Partnership a public reporting private placement offering. It also qualified the Partnership as a "publicly offered security" as defined in the Employee Retirement Income Security Act of 1974 (ERISA) rules permitted it to accept investment of an unlimited amount of plan assets as defined in ERISA. Hitherto, as a private placement the Partnership could accept ERISA plan assets representing no more than 25% of the total investment in the Partnership. The limited partnership interests are offered by the Selling Agent and additional selling agents with a minimum subscription amount of $25,000 (the minimum subscription amount for employee benefit plans and individual retirement accounts is $10,000).

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

Other trading advisors who are not affiliated with the Partnership may utilize trading methods which are similar in some respects to those methods used by JWH, or any other future Partnership's advisor(s). These other trading advisors could also be competing with the Partnership for the same or similar trades as requested by the Partnership's advisor(s).


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

A solicitation of consent to changes in the Agreement of Limited
Partnership was mailed to all Limited Partners in November 2003.

Summary of voting results: 14,662 units approving through consent without response; 105 units approving through written consent; 62 units opposed.

Summary of matters voted upon:
1)	Creation of multiple series for the fund.
2)	Wider latitude for the General Partner to make changes in
the fund without seeking consent from the Limited Partners, assuming such changes do not materially affect the Limited
Partners.





                             PART II


Item 5.	Market for Registrant's Units & Related Security
Holder Matters

        (a) There is no established public market for the Units and none is expected to develop.

        (b) As of December 31, 2003, there were 14,828.57 Units held by Limited Partners and 0.42 held by the General Partner. A total of 23,187.57 Units were redeemed by Limited Partners and 198.07 units were redeemed by the General Partner from January 1, 2001 to December 31, 2003. The Sixth
Amended and Restated Agreement of Limited Partnership for the Partnership contains a full description of redemption and distribution procedures.

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


Item 6.	Selected Financial Data

                          1999     2000    2001	   2002     2003

                         (In thousands, except amounts per Unit)
1. Operating Revenues      $(4,695) $ (186) $4,688 $14,528 $8,613
2. Income (Loss) from
   Continuing Operations    (9,713) (3,969)  1,284   8,454 $4,846
3. Income (Loss)
   Per Unit                (405.66) (133.98) 48.46  405.48 184.01
4. Total Assets             41,849  43,075  42,235 43,174  34,590
5. Long Term Obligations        0       0        0       0    0
6. Cash Dividend per Unit       0       0        0       0    0




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

For the year ended December 31, 2003, Limited Partners redeemed a total of 14,709.70 Units for $35,369,317 and the General Partner redeemed a total of 21.54 Units for $52,069. For the year ended December 31, 2002, Limited Partners redeemed a total of 6191.54 Units for $11,104,729 and the General Partner redeemed a total of 176.42 units for $325,526.

During 2003, investors purchased 8,946.66 Units (none of the units were purchased by the General Partner) for $21,315,646.

As of December 31, 2003, Everest had no credit risk exposure to a counterparty which is a foreign commodities exchange which was material. Everest trades on recognized global futures exchanges. In addition, over the counter contracts in the form of forward foreign currency transactions are traded by Everest. As of December 31, 2003, the Partnership had $1,842,505 on deposit at CISFS. CISFS does not deal in foreign exchange forwards, but acts as a broker, placing the trades immediately with large banks having assets in excess of $100 million. At the settlement date, all transactions with each of the banks are netted and any excess or deficit is received from or sent to the bank. All of the Partnership's foreign exchange transactions are transacted in US dollars.

See Footnote 4 of the Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of Everest, reviews on a daily basis reports of the performance of Everest, including monitoring of the daily net asset value of Everest. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity Broker does not engage in proprietary trading and thus has no direct market exposure which provides the general partner with assurance that the Partnership, will not suffer trading losses through the
Commodity Broker.


Results of Operations

Effective June 12, 2003 JWH began trading its GlobalAnalyticsR
Family of Programs, Worldwide Bond Program and Currency Strategic
Allocation Programs for the Partnership. Mount Lucas Management was terminated as trading advisor on October 31, 2003.

The Partnership's assets were traded 50% by the John W. Henry & Company, Inc. Financial and Metals Portfolio (JWH) until June 30, 2001. Beginning July 1, 2001 The Partnership invested 100% of its cash position in the John W. Henry & Company, Inc. Strategic Allocation Program. The 50% allocation to the Trilogy Barclay Futures Index Program was terminated June 30, 2001.

In September 2001 the Partnership began an allocation to another futures index fund, the MLM Index Program (Unleveraged), managed by Mount Lucas Management Corporation (MLM) in Princeton, NJ.

At December 31, 2003 the Partnership had approximately $34.6 million in assets. The JWH allocation was approximately $33.2 million.

The Partnership recorded a gain of $4,845,876, or $184.01 per unit, for the year 2003. That represents a gain of 8.88% for the year.

The Partnership recorded a gain of $6,420,752 or $311.51 per Unit for the first quarter of 2003. This compares to a loss of $5,278,393 or $212.95 per Unit for the first quarter of 2002.

The Partnership continued to employ the John W. Henry & Company, Inc. Strategic Allocation Program (JWH SAP) as its core manager, and the Mount Lucas Management Corporation MLM Index (Unleveraged) (MLM) for an overlay program. In January the fund gained 16.02%. JWH was up 14.43%, with MLM adding 2.66%. The JWH investment style took advantage of uncertainty in the energy markets, a weakening dollar, and a poor global economic outlook. All sectors of the program made a positive contribution in
January.   MLM had profits in energies primarily, followed by
financials and currencies. Although the media had focused on the impending war with Iraq and the strike in Venezuela and the effect these events were having on crude oil prices, the best performing part of the energy sector was natural gas. The Partnership posted a gain of $6,842,542 or $331.95 per Unit in January.

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

During the fiscal quarter ended March 31, 2003, the Partnership had no credit exposure to a counterparty, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.


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

In May 2003 the Partnership gained 5.30%. JWH had a gain of 5.61% with fixed income being the best performing sector. Yields
continued to trend lower in Japan and the U.S.   Currencies were
positive with the U.S. Dollar still weakening. JWH had losses in stock indices, energies and metals. The MLM Index Program (Unleveraged) was essentially flat for the month, down .25 basis points. The Partnership posted a gain of $1,259,525 or $128.52 per Unit in May.

In June 2003 the Fund had a loss of 5.86%. In mid June the General Partner effected a re-allocation within the JWH investment. The Partnership withdrew from the JWH SAP Program and allocated approximately 55% to the JWH GlobalAnlaytics Program, 23% to the JWH Currency Strategic Allocation Program, and 22% to the JWH Worldwide Bond Program.

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

The Partnership recorded a loss of $2,312,751or $ 178.73 per Unit for the third quarter of 2003. This compares to a gain of $7,031,585 or $354.40 per Unit for the third quarter of 2002.

The Partnership continued to employ John W. Henry & Company, Inc.
as its core manager, and the Mount Lucas Management Corporation
MLM Index TM (Unleveraged) (MLM) for an overlay program.

 In July 2003 the Fund was down 4.39%. JWH was down 0.99% in July. July was a difficult trading month, as there were significant trend reversals in major markets that resulted in a loss for the month. Signs of economic recovery have strengthened the US dollar, caused global interest rates to rise, stock prices to rise and higher base metal prices. JWH had profits in energy, fixed income and equity index sectors with (overall) larger losses in foreign exchange, metals and agriculturals. The MLM Index TM Program (Unleveraged) was down 3.53% in July. This was the second largest monthly loss for the MLM Index since it began trading for the fund in September of 2001. The Index had a gain in only one market sector- livestock. Losses came in financials, softs, grains, currencies and energies. High levels of volatility moved into the financial sector, as the bond market had one of its biggest drops on record. This action combined with the continued choppiness in the physical commodities, is the prototype for tough performance for the Index. Positions in the Index were flipping sides (long to short, short to long) more than is typical.

The Partnership recorded a loss of $1,283,432 or $105.53 per unit in July. Effective July 30, 2003, Janet Mullen retired as Vice
President of Everest Asset Management.

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

September 2003 saw a loss of 4.62% for the Fund. JWH posted a loss of 2.72% in September. The trend that provided profits in August abruptly turned around in September, resulting in a loss for the month. The strength of the US recovery was in doubt resulting in lower interest rates and the US dollar giving back its recent gains. In addition OPEC announcements reversed the decline in energy prices. For JWH the fixed income sector incurred the largest loss in September, with energies following. Currencies were positive, mostly from the Japanese yen. Metals and agriculturals were up as well. The MLM Index Program (Unleveraged) had a loss of 1.97% in September 2003. The Index had gains in currencies, livestock and metals that were more than offset by losses in energy, financials, grains and softs. Positions continue to be flipping quite a lot as many markets consolidate. The Partnership recorded a loss of $1,478,868 or $107.79 per Unit in September 2003.

During the third quarter 2003, additional Units sold consisted of 2297.60 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $5,252,765. Investors redeemed a total of 132.98 Units during the quarter and the General Partner redeemed 0 Units. At the end of the quarter there were 14,326.75 Units outstanding (including 0.42 Units owned by the General Partner).

During the fiscal quarter ended September 30, 2003, the Partnership had no material credit exposure to a counter-party which is a foreign commodities exchange or to any counter-party dealing in over the counter contracts which was material.

During the fourth quarter 2003 the Partnership gained 1.46% In October the Partnership continued to employ John W. Henry and Company, Inc. (JWH) as its core manager and Mount Lucas Management Corporation (MLM) and MLM Index (Unleveraged) for an overlay program. The Fund was up 0.73% in October, with JWH down 2.66% and MLM up 3.49%

For JWH the tug of war between market fundamentals, government policies and perceived economic growth and weakness provided enough confusion in the financial markets to make trend following very difficult. Losses were concentrated in fixed income, energies and metals sectors. Smaller overall gains came in currencies, equity indices and agriculturals.

MLM had gains in physical commodities and currencies, with smaller losses in financials, for a gain of 3.49%. However, due to disappointing performance over the last 24 months and the fact that the Index and JWH have been more correlated than in the previous two years while researching the combination, the Partnership terminated its trading advisory agreement with MLM at the end of October 2003.

In November 2003 the fund was traded solely by JWH, who had a loss of 4.45% for the month. Smaller overall gains were posted in currencies with the continued weakening of the US Dollar against other major currencies, metals and gold. Losses came in the fixed income sector, with the largest sector loss in the Japanese 10 year government bonds. Indices were down in November with the largest loss in the Osaka Nikkei as it fell 7% under heavy selling, primarily from Japanese bank stocks. Energy and agricultural products were also negative for November.

In December 2003 JWH was up 5.40% for the Fund. The end of the year witnessed the continuation of the global rebalancing in terms of a weaker US dollar against most major currencies. Fixed-income markets had trouble developing sustainable tends in the past few months. The energy markets remained strong most of the year, despite anticipation that crude oil would return to a lower twenty-dollar per barrel range after the Iraqi war.
Finally the effects of China's phenomenal economic growth and appetite for raw materials propelled the price of base metals and crude oil.

JWH had profits in currencies, energies and metals which more than offset smaller losses in the fixed-income, stock indices and agriculturals.

Since the commencement of trading on February 1, 1989 the Partnership has experienced a cumulative gain of 127.85% through December 31, 2003. For further discussion and analysis of Financial condition please refer to the Notes to the Combined
Financial Statements attached hereto.

See Footnote 4 of the Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Footnote 4, the General Partner reviews on a daily basis reports of the Partnership's performance, including monitoring of the daily net asset value of the Partnership. The General Partner also reviews the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partner relies on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure, which provides the General Partner assurance that the Partnership will not suffer trading losses through the Clearing Broker.


2002

The Partnership recorded a gain of $8,454,389, or $405.48 per unit, for the year 2002. That represents a gain of 24.32% for the year.

The most difficult period for the Partnership in 2002 was the first quarter, which saw a loss of 12.77%. In March both managers, the JWH Strategic Allocation Program and the MLM Index (Unleveraged), were substantially negative. JWH had losses in currencies, particularly the Japanese Yen where government intervention abruptly brought the yen above the 132 level and created a volatile trading environment. The JWH positions in the US dollar versus the British pound, the Swiss franc and the Euro were negative as well as the yen. Losses were also incurred in the global stock indices, particularly the Nikkei, DAX, Eurostoxx and NASDAQ which all started the month on a positive note, but either failed to continue or simply faltered and reversed trend. JWH did post smaller overall profits in energies, interest rates, and metals. After a small gain in January and a small loss in February, the MLM Index (Unleveraged) had a loss of 5.88% for the month, but the effect for the Partnership was somewhat mitigated by the fact that the Index program was only approximately one half allocated to the Partnership. Therefore, the loss from the Index was approximately 2.96%. For the Index in March, dramatic reversals, particularly in the energy markets, spurred by the hope of a US recovery and escalating tension in the Middle East, resulted in a very difficult month.

For the second quarter of 2002, the Partnership gained 31.43%. Most of the gains came in May and June, particularly June, and all of the gains came from JWH. In May JWH had a gain of 9.39%. The theme for JWH was the weakening of the US dollar. The US crisis in confidence brought about by corporate accounting scandals and constant government warnings of possible further terrorist attacks created a widespread repatriation of assets out of the US. JWH also had profits in metals, with gold and silver continuing to shine. In June the JWH program had a gain of 20.37%, coming largely form the continued weakness in the US dollar against the major currencies. Continued accounting irregularities further depressed the stock market while triggering a flight from the US dollar. JWH also had profits from interest rates and agriculturals, with losses coming from metals as gold retreated form its highs. The MLM Index was negative for the Partnership in all three months of the second quarter.

In the third quarter 2002 the Partnership had a gain of 18.55%. JWH had solid gains in each month with MLM posting profits in each month except July. JWH continued to take full advantage of two recurring themes that have spurred significant trends: the global economic slowdown and a possible war with Iraq. JWH had profits in the interest rate sector as rates continued to decline and in energies as prices continued to go up.

In the fourth quarter 2002, the Partnership had a overall loss of 8.52%. October and November saw losses of 8.97% and 6.84% respectively, with a gain of 7.88% for December. As had been the case for the whole year except the first quarter, JWH drove the performance in both directions, with MLM essentially flat overall for the quarter. The JWH program was adversely affected in October by reversals in the fixed income, equity and energy markets. Stronger than expected third quarter corporate earnings as a result of increased operating leverage, one-time asset sales, and reduced expenses propelled global equity indices higher. This erased much of the deflationary fears in the market, pushing interest rates higher. The energy markets acted keenly to the US government's deferral to the United Nations on the subject of Iraq. As a result the perceived war premium subsided, reducing the price of crude oil. In November JWH had its largest losses in the currency sector, with the Japanese yen the leading looser followed by the British pound and the Swiss franc. Fixed income was the second largest losing sector in November with the almost daily alternation of positive and negative economic releases form around the world making trading very difficult. JWH had losses in the global stock indices, especially the Nikkei 225. The Middle East tensions and the United Nations resolutions continued to affect the energy markets, creating a challenging environment, with losses for the JWH program. Fortunately for the Partnership, the JWH program had a strong performance in December, mostly coming from foreign exchange and fixed income. A last minute shift out of US assets for year-end considerations put heavy pressure on the US dollar, and fears of continued slow economic growth spurred a renewed rally in the bond market.

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

The Partnership had the JWH Strategic Allocation (SAP) program for its core investment of approximately $44 million at the beginning of the fourth quarter. In addition, the Partnership had a $10 million notional allocation to the MLM Index Program (Unleveraged).

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

In December the Partnership recovered some of the November loss with a gain of 8.35%. The JWH gain was 8.61%, primarily from currencies, especially the Japanese yen. Although profits were posted in the European and North American bond positions with new trends toward higher rates, the interest rate sector was down for the month due to a loss in the Japanese 10 year bond. The MLM had a gain of 0.48% from softs, grains, and currencies.

Overall, the Partnership had a loss of 4.07% for the fourth quarter.

The Partnership ended the year 2001 with gain of $1,283,739.

Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, inflation is not expected to have an adverse effect on the Partnership's operations or assets.



Item 7(A).  Quantitative and Qualitative Disclosures About Market
            Risk

Introduction

Past Results Are Not Necessarily Indicative of Future Performance

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the main line of business of the Partnership.

Market movements result in frequent changes in the fair market value of the open positions of the Partnership and, consequently, in its earnings and cash flow. The market risk of the Partnership is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments, the diversification effects among the open positions of the Partnership and the liquidity of the markets in which it trades.

The Partnership can acquire and/or liquidate both long and short positions in a wide range of different financial and metals markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the past performance of the Partnership is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the experience of the Partnership to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the losses of the Partnership in any market sector will be limited to Value at Risk or by the attempts of the Partnership to manage its market risk.

Standard of Materiality

Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the market sensitive instruments of the Partnership.


Quantifying the Trading Value at Risk of the Partnership

Qualitative Forward-Looking Statements

The following quantitative disclosures regarding the market risk exposures of the Partnership contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The risk exposure of the Partnership in the various market sectors traded by the commodity trading advisor is quantified below in terms of Value at Risk. Due to the mark-to-market accounting of the Partnership, any loss in the fair value of the Partnership's open positions is directly reflected in the earnings (realized or unrealized) of the Partnership and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, margins of the dealers have been used.

In quantifying the Value at Risk of the Partnership, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each the aggregate Value at Risk for each trading category. The diversification effects resulting from the fact that the positions of the Partnership are rarely, if ever, 100% positively correlated have not been reflected.


The Trading Value at Risk in Different Market
Sectors of the Partnership

The following table indicates the trading Value at Risk associated with the open positions of the Partnership by market category as of December 31, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2003, the total capitalization of the Partnership was approximately $33.5 million.

                                December 31, 2003
                                           % of Total
Market Sector         Value at Risk       Capitalization
Interest Rates        $ 0.76 million            2.27%
Currencies            $ 1.96 million            5.86%
Stock Indices         $ 0.13 million            0.38%
Precious Metals       $ 0.15 million            0.45%
Commodities           $ 0.17 million            0.49%
Energies              $ 0.94_million            2.81%

Total     $ 4.11 million      	12.26%


Material Limitations on Value at Risk as an Assessment of Market
Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership.
The magnitude of the open positions of the Partnership creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions that are unusual, but historically recurring from time to time, could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Partnership, give no indication of this "risk of ruin."

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

The Partnership holds a portion of its assets in cash on deposit with CIS and CISFS with the remainder on deposit with Horizon Cash Management, LLC. (Horizon) in short term, highly liquid investments. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 90-day Treasury bill rate. In addition, should short term interest rates decline, so will the interest earnings for assets on deposit with Horizon. The Partnership assets managed by Horizon are deposited in an account in the custodial department of Brown Brothers Harriman & Co., and invested in U.S. government securities and other interest-bearing obligations at the direction of Horizon. Horizon is responsible for the investment management of the assets of the Partnership not deposited with CIS as margin monies or held in partnership operating accounts. Horizon is registered with the Securities and Exchange Commission (SEC) as an investment adviser. Horizon may invest in U.S. government securities and other instruments as permitted by the Agreement. Horizon receives an annual fee of 0.25% payable monthly on the assets it manages. However, Horizon only receives its service fee if the accrued monthly interest income earned on the assets of the Partnership managed by Horizon exceeds the 91-day U.S. Treasury Bill rate. As of December 31, 2003, the Partnership had approximately $32.9 million in cash on deposit with CIS, CISFS and Horizon.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the market risk exposures of the Partnership, except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership and the Trading Advisor manage the primary market risk exposures of the Partnership, constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The primary market risk
Exposures of the Partnership as well as the strategies used and to be used by the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the risk controls of the Partnership to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the current market exposure and/or risk management strategies of the Partnership will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2003, by market sector.

Interest Rates. Interest rate risk is a major market exposure of the Partnership. Interest rate movements directly affect the price of the sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the profitability of the Partnership. The primary interest rate exposure of the Partnership is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations - e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative positions held by the Partnership are in medium to long-term instruments. However, since February 2000, the JWH program added a European short rate, the Euribor, which is closely tied to the actions of the European Central Bank. This was done to add short term interest rate diversification.

Currencies. The currency exposure of the Partnership is to exchange rate fluctuations, primarily fluctuations which disrupt historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. However, the Partnership's major exposures have typically been in the dollar/yen, dollar/Euro, dollar/Swiss franc, dollar/Australian dollar and dollar/pound positions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Stock Indices. The primary equity exposure of the Partnership is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2001, the Partnership had no exposure in stock index futures. Ordinarily the primary exposures are in the FTSE (England), Nikkei (Japan) and All Ordinaries (Australia) stock indices. However, in February 2000, the JWH firm added the German DAX Index Futures. The General Partner anticipates little trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The metals market exposure of the Partnership is to fluctuations in the price of gold and silver (precious metals) and the base metals of copper, aluminum, zinc, and nickel at JWH.


Commodities. The exposure to commodities of the Partnership from JWH GAP includes corn, soybeans, soybean meal, soybean oil, wheat, and the softs of coffee, cotton, and sugar. as well as a full complement of other agricultural commodities.

Energy. The exposure of the Partnership to energy contracts in the JWH GAP is heating oil, unleaded gasoline, crude oil natural gas and others.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2003.

Foreign Currency Balances. The primary foreign currency balances of the Partnership are in Japanese yen, Euros, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Partnership holds a portion of its assets in cash at CIS and CISFS, earning interest at 90% of the average 90-day Treasury bill rate for Treasury bills issued during each month. The remainder is held at Horizon in short term liquid investments.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors the performance of the Partnership and the concentration of its open positions, and consults with the commodity trading advisor concerning the overall risk profile of the Partnership. If the General Partner felt it necessary to do so, the General Partner could require the commodity trading advisor to close out individual positions as well as entire programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the commodity trading advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

Risk Management

JWH attempts to control risk in all aspects of the investment Process - from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH seeks to control overall risk as well as the risk of any one position, and JWH trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH factors the point of exit into the decision to enter (stop loss). The size of the JWH positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

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

Adjustments in position size in relation to account equity have been and continue to be an integral part of the JWH investment strategy. At its discretion, JWH may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others. Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.




Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto attached to this report.


Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

None.

                         Part III

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

The officers and directors of the General Partner as of December
31, 2003 are listed below:

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


Effective June 20, 2002, Teresa M. Prange resigned as Principal and Chief Financial Officer of Everest Asset Management, Inc. Effective February 1, 2003, Mr. Lamoureux, President of the General Partner became the majority shareholder and sole director of Everest Asset Management, Inc., the General Partner. Mr. Rubin and Mr. Foster are no longer principals, directors, or shareholders. Effective July 30, 2003 Janet A. Mullen retired as Vice-President of Client Services There are no material changes in the operations of the firm.

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





Item 12.  Security Ownership of Certain Owners and Management.

          (a) As of December 31, 2003 the following persons were known to the Partnership to own beneficially more than 5% of the outstanding Units: NONE


          (b) As of December 31, 2003, the General Partner beneficially owned 0.42 Units or approximately 0.00% of the outstanding Units of the Partnership. Mr. Peter Lamoureux, President of the General Partner owned 5.187 Units or 0.003% of the outstanding Units.



          (c) As of December 31, 2003, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.


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

b. Statements of Financial Condition as of December 31, 2003 and 2002.

c.	Statements of Operations, Statements of
Changes in Partners' Equity, and
Statements of Cash Flows for the years
ended December 31, 2003, 2002, and 2001.

d.	Notes to Financial Statements.

e.	Schedule of Investments as of December 31,
2003.




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


Date:	March 18, 2004		The Everest Fund, L.P.


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


Date:	March 18, 2004


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

Number of Attached Exhibits

None.


                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                   PURSUANT TO 18 U.S.C. SECTION 1350

I, Peter Lamoureux, certify that:
1. I have reviewed this annual report on Form 10-K of The Everest
Fund, L.P.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                         THE EVEREST FUND, L.P.

Date:  March 18, 2004     By:  Everest Asset Management, Inc.,
                                 its General Partner


                         By:    /s/ Peter Lamoureux
                                    Peter Lamoureux
                          Director, President, and Treasurer








EVEREST FUND, L.P.
(formerly Everest Futures Fund, L.P.)
(An Iowa Limited Partnership)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003,
2002 AND 2001


													Page
Independent Auditors' Reports							2-3
Financial Statements:

Statements of Financial Condition, December 31, 2003 and 2002	4

Statements of Operations,
Years Ended December 31, 2003, 2002 and 2001				5

Statements of Changes in Partners' Capital,
Years Ended December 31, 2003, 2002 and 2001				6

Schedule of Investments, December 31, 2003				7-8

Schedule of Investments, December 31, 2002				9-10

Notes to Financial Statements							11

Acknowledgement									16





					INDEPENDENT AUDITORS' REPORT


To the Partners of Everest Fund, L.P. (formerly Everest Futures Fund, L.P.) We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of Everest Fund, L.P.
(An Iowa Limited Partnership), (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Everest Fund, L.P. (An Iowa Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations and changes in partners' capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/SPICER JEFFRIES LLP
Greenwood Village, Colorado
February 6, 2004




                                 INDEPENDENT AUDITORS' REPORT


To the Partners of
Everest Futures Fund, L.P.
We have audited the accompanying statements of operations and changes in partners' capital of Everest Futures Fund, L.P. (the Partnership) for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners' capital of the Partnership for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Chicago, Illinois
March 8, 2002


EVEREST FUND, L.P.
(formerly Everest Futures Fund, L.P.)
(An Iowa Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

           																			December 31,

									2003		2002

			ASSETS
 Cash and cash equivalents				$17,674,473	$    466129


Equity in Cargill Investor Services, Inc.
	trading accounts:
   Cash							  4,480,683	 14,452,134
   Net unrealized trading gains on open contracts 1,670,155   5,429,931
Investments, at fair value			       10,720,039  22,810,860
Interest receivable                                  44,467      14,624

      TOTAL ASSETS                              $34,589,817 $43,173,678


TOTAL LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES:
  Redemptions payable					$   898,770  $  167,638
  Commissions payable                               143,319     150,029
  Advisor management fee payable                     56,183      84,985
  Accrued expenses                                   30,705      50,322

      TOTAL LIABILITIES                           1,128,977     452,974

PARTNERS' CAPITAL:
  General Partner  0.42 and 22.07 units outstanding     938      45,742
  Limited Partners  14,828.57 and 20,591.62
    units outstanding                            33,459,902  42,674,962

      TOTAL PARTNERS' CAPITAL                    33,460,840  42,720,704

      TOTAL LIABILITIES AND PARTNERS' CAPITAL    34,589,817 $43,173,678
The accompanying notes are an integral part of these statements

EVEREST FUND, L.P.
(formerly Everest Futures Fund, L.P.)
(An Iowa Limited Partnership)


STATEMENTS OF OPERATIONS

										Year Ended December 31,
									2003			2002   	2001



TRADING INCOME:
  Net realized trading gain on closed contracts	   $11,820,247 	$10,740,775      $5,404,495
  Change in net unrealized trading gain (loss)
         on open contracts                          (3,759,776)     3,036,849      (2,533,546)
  Net foreign currency translation gain                111,596         13,908          73,233
  Brokerage commissions                             (2,160,598)    (2,413,505)     (2,563,850)

      TOTAL TRADING INCOME                           6,011,469     11,378,027         380,332

Interest income, net of cash management fees           441,270        737,211       1,744,048

      TOTAL INCOME                                   6,452,739     12,115,238       2,124,380

EXPENSES:
  Management fees                                      841,768        951,117         751,263
  Incentive fees                                       712,054      2,645,119          29,399
  Administrative expenses                               53,041         64,613          59,979

      TOTAL EXPENSES                                 1,606,863      3,660,849         840,641

           NET INCOME                              $ 4,845,876    $ 8,454,389     $ 1,283,739


NET INCOME PER UNIT OF
  PARTNERSHIP INTEREST (FOR A UNIT
  OUTSTANDING THROUGHOUT EACH YEAR)                $    184.01    $    405.48     $     48.46
The accompanying notes are an intergal part of these statements


EVEREST FUND, L.P.
(formerly Everest Futures Fund, L.P.)
(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
YEAR ENDED DECEMBER 31, 2003, 2002 AND 2001

					             Total		General		Limited
						                        Partner           Partners


BALANCES, December 31, 2000           $  42,249,922      $    321,258       $ 41,927,664

  Sale of 1,288.52 partnership units,
	net of offering costs               2,101,547                 0          2,101,547

  Redemption of 2,286.33
      partnership units                  (3,783,769)                0         (3,783,769)

  Net income                              1,283,739             9,616          1,274,123

BALANCES, December 31, 2001              41,850,439           330,874         41,519,565

  Sale of 1,875.77 partnership units,
      net of offering costs               3,846,131                 0          3,846,131

  Redemption of 6,367.96
      partnership units                 (11,430,255)         (325,526)       (11,104,729)

  Net income                              8,454,389            40,394          8,413,995

BALANCES, December 31, 2002              42,720,704            45,742         42,674,962

  Sale of 8,946.66 partnership units,
      net of offering costs              21,315,646                 0         21,315,646

  Redemption of 14,731.36
      partnership units                 (35,421,386)          (52,069)       (35,369,317)

  Net income                              4,845,876             7,265          4,838,611

BALANCES, December 31, 2003            $ 33,460,840       $       938       $ 33,459,902


The accompanying notes are an integral part of these statements.


EVEREST FUND, L.P.
(formerly Everest Futures Fund, L.P.)
(An Iowa Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003

                                                                    Carrying
Long Positions:				Number of	   Principal        Value
  Futures Positions:  (1.82%)       Contracts      (Notional)       (OTE)

    Interest Rates			   530      $  82,606,630    $    (117,961)
    Metals				         180          6,782,700          431,400
    Energy					   235          7,325,704          174,704
    Agriculture                        280          5,575,320           71,028
    Currencies				   105         25,683,000           15,275
    Indices                             35          1,462,180           36,089
                                                  129,435,534          610,535

  Forward Positions:  (3.97%)
    Currencies						   91,521,631        1,327,609

            Total long positions               $  220,957,165    $   1,938,144


  Short Positions:
    Futures Positions:  (-0.15%)
    Indices					    8            (797,946)         (49,918)

  Forward Positions:  (-0.65%)
    Currencies      				        (16,789,211)        (218,071)

            Total short positions              $  (17,587,157)        (267,989)
            Total open contracts (4.99%)                         $   1,670,155


EVEREST FUND, L.P.
(formerly Everest Futures Fund, L.P.)
(An Iowa Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003

										           Carrying
                                                                       Value
					           Coupon          Maturity      (OTE)

Investments, at fair value:
  Maturity Over 60 Days:  (32.04%)
    Federal Home Loan Bank Bond		1.75%		   06/17/05     $  499,414
    Federal Home Loan Bank Bond		1.45%		   07/22/05        246,371
    Federal Home Loan Bank Bond		2.22%          08/26/05        499,700
    Fannie Mae Medium Term Note           2.00%          05/05/05        550,000
    Federal Home Loan Bank Bond           1.80%          11/18/05      1,200,000
    Federal Home Loan Bank Bond		1.25%          11/26/04        800,000
    Federal Home Loan Bank Bond		1.75%          06/17/05        499,550
    Fannie Mae Medium Term Note		2.00%          02/05/05        300,807
    Federal Home Loan Bank Bond		1.75%          06/17/05        249,875
    Federal Home Loan Bank Bond           1.50%          12/22/04      2,800,000
    U.S. Treasury Note				6.13%          08/15/07      1,475,322
    Federal Home Loan Bank Bond		2.75%          12/28/05	     1,600,000
          Total securities with maturities over 60 days               10,720,039

           Cash and cash equivalents (52.82%)                         17,674,473
           Cash on deposit with brokers (13.39%)                       4,480,683
           Liabilities in excess of other assets (-3.24%)    	    (1,084,510)
											    21,070,646
                  Net assets (100.00%)					$   33,460,840

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.
(formerly Everest Futures Fund, L.P.)
(An Iowa Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2002

                                                                    Carrying
                                 Number of         Principal        Value
                                 Contracts         (Notional)       (OTE)

Long Positions:
  Futures Positions:  (6.41%)

Number of
Contracts

    Interest Rates			141		$  24,782,050   $    144,331
    Metals					475            17,267,824       (122,802)
    Energy					627            20,776,101      1,051,192
    Agriculture				756            11,373,995        252,849
    Currencies				297            50,220,743        430,590
    Indices 				1,031         234,910,156        983,319

  Forward Positions:  (8.16%)
    Currencies                                    729,609,867      3,485,982

            Total long positions               $1,088,940,736   $  6,225,461

Short Positions:
  Futures Positions:  (0.57%)
    Interest Rates			105        $  (11,948,220)  $   (391,000)
    Metals					165            (4,518,400)       461,064
    Agriculture				406            (5,670,320)       167,461
    Currencies           		17             (1,074,740)          (170)
    Indices					33             (2,189,898)         6,254
								  (25,401,578)       243,609
  Forward Positions:  (-2.43%)
    Currencies                                      4,523,422     (1,039,139)

            Total short positions              $   29,925,000       (795,530)
            Total open contracts (12.71%)                       $  5,429,931
The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.
(formerly Everest Futures Fund, L.P.)
(An Iowa Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2002
(continued)


											Carrying
											Value
					     Coupon       Maturity		(OTE)

Invesments, at fair value:
  Maturity Over 60 Days:  (53.40%)
    Fannie Mae Medium Term Note	5.75%		04/15/03	    $  2,129,876
    Fannie Mae Medium Term Note	5.00%       02/14/03             728,012
    Fannie Mae Medium Term Note	3.90%       04/29/04             403,718
    Fannie Mae Medium Term Note	3.80%       04/30/04           1,008,803
    Fannie Mae Medium Term Note	3.75%       05/12/04             706,186
    Fannie Mae Medium Term Note	3.50%		05/21/04		   503,669
    Fannie Mae Medium Term Note	3.50%       06/24/04           2,921,684
    Fannie Mae Medium Term Note	3.15%       07/29/04             709,942
    Fannie Mae Medium Term Note	3.00%       07/29/04           2,789,980
    Fannie Mae Note Term RP		7.25%		01/15/10		   818,059
    Freddie Mac Note			2.45%		01/23/04		   902,175
    GMAC Mortgage Co LP NT				01/02/03		 3,493,297
    GMAC Mortgage Co LP NT				01/13/03		 1,900,000
    Oneok Inc CP						01/07/03		   499,133
    Oneok Inc CP						01/13/03           1,896,777
    Oneok Inc CP                                01/15/03             499,567
    Prime Property Fund Inc LP NT               01/17/03             900,000
          Total securities with maturities over 60 days           22,810,860

          Cash and cash equivalents (1.09%)                          466,129
          Cash on deposit with brokers (33.83%)                   14,452,134
          Liabilities in excess of other assets (-1.03%)            (438,350)

                  Net assets (100.00%)                            14,479,913
									          $ 42,720,704
The accompanying notes are an integral part of these statements.




Notes to Financial Statements


NOTE 1-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization

Everest Fund, L.P., formerly Everest Futures Fund, L.P. (An Iowa Limited Partnership"), (the "Partnership) is a limited partnership organized in June 1988, under the Iowa Uniform Limited Partnership Act (the "Act") for the purpose of engaging in the speculative trading of commodity futures and options thereon and forward contracts (collectively referred to as "Commodity Interests"). The sole General Partner of the Partnership is Everest Asset Management, Inc. (the "General Partner"). The Partnership clears futures and options on futures trades through Cargill Investor Services, Inc. ("CIS" or the Clearing Broker") and forward trading through CIS Financial Services, Inc. ("CISFS" or the "Forwards Currency Broker") (collectively referred to as the "Brokers").

The Partnership was closed to new investors from July 31, 1989 to June 30, 1995. Effective July 1, 1995, the Partnership recommenced the offering as a Regulation D, Rule 506 private placement. The private placement offering is continuing at a gross subscription price per unit equal to net asset value per unit, plus an organization and offering cost reimbursement fee payable to the General Partner, and an ongoing compensation fee equal to 3% of the net asset value of Units sold. Partnership interests are distributed through Capital Management Partners, Inc. an affiliate of the General Partner and certain Additional Sellers.

Cash and Cash Equivalents

Cash equivalents represent short-term highly liquid investments with original maturities of 60 days or less and include money market accounts, securities purchased under agreements to resell, commercial paper, and U.S. Government and agency obligations with variable rate and demand features that qualify them as cash equivalents. These cash equivalents, with the exception of securities purchased under agreement to resell, are stated at amortized cost, which approximates fair value. Securities purchased under agreements to resell, with overnight maturity, are collateralized by U.S. Government and agency obligations, and are carried at the amounts at which the securities will subsequently be resold plus accrued interest.

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains and losses on open contracts reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.

The Partnership earns interest on 100% of the Partnership's average monthly cash balance on deposit with the Brokers at a rate equal to the average 91-day Treasury bill rate for U.S. Treasury bills issued during that month.



NOTE 1-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
		(Continued)

Net Income Per Unit of Partnership Interest

Net income per unit of partnership interest is the difference between the net asset value per unit at the beginning and end of each period.

Fair Value of Financial Instruments
The financial instruments held by the Company are reported in statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at the prevailing exchange rates as of the valuation date. Gains and losses on investment activity are translated at the prevailing exchange rate on the date of each respective transaction while year-end balances are translated at the year-end currency rates. Realized and unrealized foreign exchange gains or losses are included in trading income in the statements of operations.

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


NOTE 2-	LIMITED PARTNERSHIP AGREEMENT

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




NOTE 3-	CONTRACTS AND AGREEMENTS

Prior to August 1, 2000, the Partnership's trading advisor was John W. Henry& Company, Inc. (JWH). Beginning July 1, 2001 JWH began trading its Strategic Allocation Program with a trading allocation of $40 million. Previously JWH traded its Financial and Metals program. JWH receives a monthly management fee equal to 0.167% (2% annually) of the Partnership's month-end net asset value, as defined, and a quarterly incentive fee of 20%of the Partnership's new net trading profits, as defined. The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

Effective August 1, 2000, Trilogy Capital Management, LLC ("Trilogy") was added as a trading advisor. Trilogy was terminated effective
June 30, 2001. Trilogy received a monthly management fee of 0.075% (0.9% annually) of the Partnership's month-end allocated assets as defined and did not receive an incentive fee.

Effective September 1, 2001, Mount Lucas Management Corporation ("MLM") was added as a trading advisor with an initial allocation of $10 million. This allocation represented notional funding for the Partnership. MLM receives a monthly management fee of 0.0625% (0.75% annually) of the Partnership's month-end allocated assets as defined. Effective February 2003, the management fee was reduced to 0.04167% (0.50% annually).
As MLM uses the MLM Index Unleveraged, they do not receive an incentive fee. MLM was terminated effective October 31, 2003.

Beginning in June 2003, John W. Henry & Company, Inc. ("JWH") began trading JWH Global Analytics Program ("GAP"); Currency Strategic
Allocation Program ("CSAP") and Worldwide Bond Program ("WBP") with a trading allocation of $27 million.

Effective November 2003, CIS charges the Partnership monthly brokerage commissions equal to 0.50% of the Partnership's beginning-of-month net asset value. From May 2002 through October
2003, CIS charged the Partnership monthly brokerage commissions of either 0.5104% or 0.5156%, depending on the total amount which the Partnership had allocated to trading, including notional funding. Prior to May 2002, CIS charged the Partnership monthly brokerage commissions equal to 0.5052% of the Partnership beginning-of-month net asset value, as defined. Prior to September 1, 2001, the monthly brokerage commission was 0.5%. The General Partner receives a management fee of approximately 83% of the brokerage commission charged by CIS.
Net brokerage commissions are recordedin the statements of operations as a reduction of trading income and the amounts paid to the General Partner are recorded as management fees.

As of December 31, 2003 and 2002, the Partnership had approximately $33.5 million and $42.7 million in net assets. As of December 31, 2003 and 2002, JWH's allocation was approximately $33 and $41 million, respectively, and MLM's was approximately $0 and $26.6 million of notional funding, respectively. The General Partner may replace or add trading advisors at any time.

A portion of assets (82.1% and 53.9% at December 31, 2003 and 2002, respectively) are deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon will receive a monthly cash management fee equal to 1/12 of .25%
(.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.



NOTE 4-	FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts ("collectively derivatives"). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.




NOTE 4-	FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES
		(Concluded)

The purchase and sale of futures and options on futures contracts requires margin deposits with a Futures Commission Merchant ("FCM"). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act ("The CEAct") requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities.

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

The notional amounts of open contracts at December 31, 2003 and 2002, as disclosed in the Condensed Schedule of Investments, do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

Net trading results from derivatives for the years ended December 31, 2003, 2002 and 2001, are reflected in the statement of operations and equal to gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, and forward contracts.

The Limited Partners bear the risk of loss only to the extent of the net asset value of their Partnership units.


NOTE 5-	TRADING DISCREPANCY

In October 2000, there was a discrepancy between the performance of the Barclay Futures Index Program ("BFIP") as traded for the Partnership and the Barclay Futures Index (BFI). Certain transactions executed by Trilogy on behalf of the Partnership resulted in a loss of approximately $520,000 that was recorded in the statement of operations. The General Partner believes that these transactions were not executed in accordance with the provisions of BFIP and has demanded that Trilogy reimburse the Partnership for the loss.
The parties are currently attempting to resolve the issue.

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




NOTE 5-	TRADING DISCREPANCY (Continued)

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


NOTE 6-	FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the years ended December 31, 2003, 2002 and 2001. This information has been derived from information presented in the financial statements.


								2003		2002		2001
Per unit operating performance (1):

  Total income (loss)				$    245.03  $   581.06  $    80.19
  Total expenses					     (61.02)    (175.58)     (31.73)

    Net increase in net asset value            184.01      405.48       48.46
      Net asset value, beginning of year     2,072.44    1,666.96    1,618.50
      Net asset value, end of year         $ 2,256.45  $ 2,072.44  $ 1,666.96

Selected financial statistics and ratios:

Total return (2)						8.88 %     24.32 %      2.99 %

Ratio to average net assets:

Trading Income					     16.94 %     30.69 %      5.03 %
Expenses, not including incentive fee          (2.35)      (2.57)      (1.92)
Incentive fees                                 (1.87)      (6.70)      (0.07)
Total expenses                                 (4.22)      (9.27)      (1.99)
Net income                                     12.72       21.42        3.04


(1) Selected data for a unit of beneficial interest outstanding throughout the year.

(2)	An individual partner's total returns and ratios may vary from the above returns based on the timing of contributions and withdrawals.


EVEREST FUND, L.P.
(formerly Everest Futures Fund, L.P.)
(An Iowa Limited Partnership)

ACKNOWLEDGEMENT
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


Acknowledgement
To the best of my knowledge and belief, the information contained here is accurate and complete.



/s/Peter Lamoureux
President
Everest Asset Management, Inc.
General Partner of Everest Fund, L.P.
(formerly Everest Futures Fund, L.P.)