Form 10-Q
period 2004-03-31
EVEREST FUTURES FUND L P
filed 2004-05-12
CIK 837919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

                         Commission File Number 0-17555

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

                             Yes     X      No

         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Following are Financial Statements for the fiscal quarter ending March 31, 2004

                                   Fiscal Quarter          Year to Date      Fiscal Year       Fiscal Quarter    Year to Date
                                   Ended 3/31/04            to 3/31/04     Ended 12/31/03       Ended 3/31/03     to 3/31/03
                                   -------------            ----------     --------------       -------------     ----------
Statement of
Financial Condition                      X                                       X

Statement of
Operations                               X                       X                                    X               X

Statement of Changes
in Partners' Capital                                             X

Schedule of Investments                                          X

Notes to Financial
Statements                               X

                             THE EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        STATEMENT OF FINANCIAL CONDITION
                                    UNAUDITED

                                                                 March 31, 2004    Dec 31, 2003
                                                                 --------------    ------------
ASSETS
Cash and cash equivalents                                           9,885,930       17,674,473
Equity in commodity trading accounts:
      Cash on deposit with brokers                                  3,450,823        4,480,683
      Net unrealized trading gains on open contracts                2,157,113        1,670,155
Investments, at fair value                                         21,210,653       10,720,039
Interest receivable                                                    62,498           44,466
                                                                  -----------      -----------

            TOTAL ASSETS                                           36,767,016       34,589,817
                                                                  ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
      Accrued expenses                                                 22,580           26,280
      Commissions payable                                             147,377          143,319
      Advisor's management fee payable                                 59,345           56,183
      Advisor's incentive fee payable                                 155,050                0
      Redemptions payable                                             550,248          898,770
      Pending Partner additions                                             0                0
      Selling and Offering Expenses Payable                             9,660            4,425
                                                                  -----------      -----------

            Total liabilities                                         944,261        1,128,977

Partners' Capital:
      Limited partners (14926.06 and 14828.57 units
          outstanding at 3/31/04 and 12/31/03, respectively)       35,821,757       33,459,902

      General partners (0.42 units outstanding)                           998              938

                                                                  -----------      -----------
            Total partners' capital                                35,822,755       33,460,840
                                                                  -----------      -----------

            TOTAL LIABILITIES
                AND PARTNERS' CAPITAL                             $36,767,016      $34,589,817
                                                                  ===========      ===========

Net asset value per outstanding unit of Partnership
    interest                                                      $  2,399.95      $  2,256.45
                                                                  ===========      ===========

See accompanying notes to financial statements.

                             THE EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
              FOR THE PERIOD JANUARY 1, 2004 THROUGH MARCH 31, 2004
                                    UNAUDITED

                                                        Jan 1, 2004     Jan 1, 2004     Jan 1, 2003     Jan 1, 2003
                                                          through         through         through         through
                                                       March 31, 2004  March 31, 2004  March 31, 2003  March 31, 2003
                                                       --------------  --------------  --------------  --------------
REVENUES

Gains on trading of commodity futures and forwards
    contracts, physical commodities and related
    options:
    Realized gain (loss) on closed positions              2,332,948       2,332,948      14,974,835      14,974,835
      Change in unrealized trading gain (loss)
          on open contracts                                 461,480         461,480      (7,148,551)     (7,148,551)
      Net foreign currency translation gain (loss)           34,765          34,765          17,257          17,257
      Brokerage Commissions                                (498,791)       (498,791)       (751,970)       (751,970)
                                                        -----------     -----------     -----------     -----------

  Total trading income (loss)                             2,330,401       2,330,401       7,091,571       7,091,571

        Interest income, net of cash management fees         99,486          99,486         163,596         163,596
                                                        -----------     -----------     -----------     -----------

  Total income (loss)                                     2,429,888       2,429,888       7,255,167       7,255,167

GENERAL AND ADMINISTRATIVE EXPENSES
        Advisor's management fees                           173,951         173,951         304,652         304,652
        Advisor's incentive fees                            155,050         155,050         518,566         518,566
        Administrative expenses                              13,417          13,417          11,196          11,196
                                                        -----------     -----------     -----------     -----------

  Total general and administrative expenses                 342,418         342,418         834,415         834,415

NET INCOME (LOSS)                                         2,087,470       2,087,470       6,420,752       6,420,752
                                                        ===========     ===========     ===========     ===========
PROFIT (LOSS) PER UNIT OF
    PARTNERSHIP INTEREST                                $    143.50     $    143.50     $    311.51     $    311.51
                                                        ===========     ===========     ===========     ===========

See accompanying notes to financial statements.

                             THE EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              FOR THE PERIOD JANUARY 1, 2004 THROUGH MARCH 31, 2004
                                    UNAUDITED

                                                                      Limited      General
                                                          Units       Partners     Partners      Total
                                                          -----       --------     --------      -----
Partners' capital at Jan 1, 2004                        14,828.99    33,459,902   $     938   $33,460,840

Net profit (loss)                                                     2,087,410          60     2,087,470

Additional Units Sold                                      924.18     2,201,716           0     2,201,716

Redemptions                                               (826.69)   (1,927,270)               (1,927,270)
                                                        ---------   -----------   ---------   -----------

Partners' capital at March 31, 2004                     14,926.48   $35,821,757   $     998   $35,822,755
                                                        =========   ===========   =========   ===========

Net asset value per unit
      January 1, 2004                                                  2,256.45    2,256.45

Net profit (loss) per unit                                               143.50      143.50
                                                                    -----------   ---------

Net asset value per unit
March 31, 2004                                                      $  2,399.95   $2,399.95

See accompanying notes to financial statements.

                             THE EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                             SCHEDULE OF INVESTMENTS
                                 MARCH 31, 2004

                                                                          CARRYING
                                    NUMBER OF        PRINCIPAL          VALUE/ VALUE
                                    CONTRACTS        (NOTIONAL)            (OTE)
                                    ---------        ----------         ------------
LONG POSITIONS:
FUTURES POSITIONS (8.18%)
Interest rates                        1,308         $174,312,307          1,331,324
Metals                                  150            6,238,200            442,570
Energy                                  260            9,034,134            203,664
Agriculture                             570           12,082,890            887,306
Currencies                              140           34,347,250            (29,750)
Indices                                  68            5,778,320             95,051
                                                    ------------        -----------
                                                     241,793,101          2,930,165
FORWARD POSITIONS (3.85%)
Currencies                                            74,965,558          1,378,670
                                                    ------------        -----------
    Total long positions                            $316,758,659          4,308,835
                                                    ============        ===========
SHORT POSITIONS:
FUTURES POSITIONS (0.36%)
Interest rates                            6         $  7,907,777            (25,583)
Metals                                   --                    0                  0
Energy                                   --                    0                  0
Agriculture                              78            2,439,400            164,855
Currencies                               --                    0                  0
Indices                                  20              601,478            (10,691)
                                                    ------------        -----------
                                                      10,948,655            128,581

FORWARD POSITIONS (-6.37%)
Currencies                                            65,758,736         (2,280,304)
                                                    ------------        -----------
   Total short positions                            $ 76,707,391         (2,151,723)
                                                    ============        ===========
TOTAL OPEN CONTRACTS (6.02%)                                            $ 2,157,112

SECURITIES HELD

MATURITY OVER 60 DAYS (59.21%)                            COUPON        MATURITY         COST
                                                          ------       ----------    ------------
FED HM LN BK BOND                                          1.45%        7/22/2005    $    246,250
FED HM LN BK BOND                                          1.80%       11/18/2005       1,200,000
FED HM LN BK BOND                                          1.50%       12/22/2004       2,800,000
IHC HEALTH SERVICES INC LP NT                              1.92%        6/30/2004       1,300,000
FED HM LN BK BOND                                          1.80%        1/26/2006       2,600,000
FED HM LN BK BOND                                          1.59%        1/26/2006         400,535
FED HM LN BK BOND                                          1.59%        8/12/2005       4,600,000
FED HM LN BK BOND                                          2.00%         3/9/2006       3,000,000
FED HM LN BK BOND                                          2.00%        3/16/2006         999,688
FED HM LN BK BOND                                          2.00%        2/27/2006         501,131
FED HM LN BK BOND                                          2.25%        3/28/2006         650,000
FED HM LN BK BOND                                          2.00%        2/27/2006         501,424
FED HM LN BK BOND                                          1.75%         4/3/2007       2,411,625

                                                                                     ------------
  Total securities maturity over 60 days                                             $ 21,210,653

CASH AND CASH EQUIVALENTS (27.60%)                                                      9,885,930
CASH ON DEPOSIT WITH BROKERS (9.63%)                                                    3,450,823
LESS LIABILITIES IN EXCESS OF OTHER ASSETS (-2.46%)                                      (881,763)
                                                                                     ------------
NET ASSETS (100.0%)                                                                  $ 35,822,755
                                                                                     ============

                               EVEREST FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004

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

The initial public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of 102,418,092 for 54,482.80 Units sold July 1, 1995 through March 31, 2004. On March 29, 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Everest II). In July 2000, the Partnership redeemed approximately 50% of its assets from Everest II. Effective as of the close of business August 31, 2000, the Partnership liquidated its remaining investment in Everest II.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains and losses on open contracts reflected in the statements of financial condition represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.

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

(4) CONTRACTS AND AGREEMENTS

Prior to August 1, 2000, the Partnership's trading advisor was John W. Henry & Company, Inc. (JWH). Beginning July 1, 2001 JWH began trading its Strategic Allocation Program with a trading allocation of $40 million. Previously JWH traded its Financial and Metals program. JWH receives a monthly management fee equal to 0.167% (2% annually) of the Partnership's month-end net asset value, as defined, and a quarterly incentive fee of 20% of the Partnership's new net trading profits, as defined. The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

Effective August 1, 2000, Trilogy Capital Management, LLC ("Trilogy") was added as a trading advisor. Trilogy was terminated effective June 30, 2001. Trilogy received a monthly management fee of 0.075% (0.9% annually) of the Partnership's month-end allocated assets as defined and did not receive an incentive fee.

Effective September 1, 2001, Mount Lucas Management Corporation ("MLM") was added as a trading advisor with an initial allocation of $10 million. This allocation represented notional funding for the Partnership. MLM receives a monthly management fee of 0.0625% (0.75% annually) of the Partnership's month-end allocated assets as defined. Effective February 2003, the management fee was reduced to 0.04167% (0.50% annually). As MLM uses the MLM Index - Unleveraged, they do not receive an incentive fee. MLM was terminated effective October 31, 2003.

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

As of March 31, 2004, the Partnership had approximately $35.8 million in net assets. As of March 31, 2004 JWH's allocation was approximately $35.8 million. The General Partner may replace or add trading advisors at any time.

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

The notional amounts of open contracts at March 31, 2004, as disclosed in the Schedule of Investments, do not represent the Partnership's risk of loss due to market and credit risk, but rather represent the Partnership's extent of involvement in derivatives at the date of the statement of financial condition.

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

(6) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the three months ended March 31, 2004. Total return is calculated as the change in a theoretical limited partner's investment over the entire period. An individual partner's total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.

  Total return                            6.36%

Ratio to average net assets:
    Net income                            6.12%

General and administrative expenses:
  Expenses                                0.55%
  Incentive fees                          0.45%
 Total general and
    Administrative expenses               0.99%

The net investment income and general and administrative expenses ratios are computed based upon the weighted average net assets for the Partnership for the period ended March 31, 2004.

(7) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 30, 2004, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

                       FISCAL QUARTER ENDED MARCH 31, 2004

The Partnership recorded a gain of $2,087,470 or $143.50 per Unit for the first quarter of 2004. This compares to a gain of $6,420,752 or $311.51 per Unit for the first quarter of 2003. The first quarter 2004 showed a gain of 6.36% for the fund.

The Partnership continued to employ John W. Henry & Company, Inc.'s (JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program. The Everest Fund, L.P experienced a gain of 0.54% during January, resulting in a Net Asset Value per Unit of $2,268.719 as of January 31, 2004.

In January the JWH programs had gains in the fixed income sector, as the world-wide trend of interest rates continued to move lower. The currency sector was positive, with the US dollar trend continuing downward against most major currencies in the first half of the month, then swiftly strengthening against most currencies later in the month. The agricultural sector was also positive primarily on the performance of corn, soybeans and New York coffee. Stock indices were unprofitable as Europe, the US and Japan maintained their upward trend for most of the month on positive economic growth and a favorable interest rate environment. The energy sector was also down for the month, especially from the position in London gas oil. Finally, the metals sector was also down, from losses in gold.

The Everest Fund, L.P experienced a gain of 6.32% during February, resulting in a Net Asset Value per Unit of $2,412.208 as of February 29, 2004.

In February JWH had a gain of +6.32%. Interest rates continued to move lower in G7 nations due to benign inflationary pressures. Energies, with the exception of natural gas, remained on an upward trend because of supply concerns. The US dollar, which had been weakening against most major currencies, found strength mid-month and reversed its five-month downtrend. Base metals continued the strong move upward due to low inventory levels, while precious metals followed currencies and reversed course during the month. Despite exhibiting a degree of volatility on an intra-month basis, most equity indices ended the month close to unchanged. Profits came from the fixed income sector, agriculturals, energies, and metals in that order. Currencies were unprofitable.

The Everest Fund, L.P. experienced a loss of 0.51% during March, resulting in a Net Asset Value per Unit of $2,399.95 as of March 31, 2004.

JWH had a loss of 0.51% in March for the fund. The month was dominated by increased geopolitical risks, which led to a reduction in the market positions. In March, the most influential market factors for the fund were the effects of Japan's fiscal year end. The Bank of Japan, through intervention in foreign exchange markets, bolstered the US dollar against the Japanese yen, which in turn propelled Japanese equities and interest rates.

The largest gains came from the agricultural sector with gains in the fall of cotton prices and gains from the rising prices of grains. The metals sector was the second most profitable sector with silver and gold moving higher despite the US dollar strengthening. Energies were also profitable in March with geopolitical risks and OPEC's policies helping crude oil and related products maintain lofty price levels. Global stock indices were also positive as most global indices went down in the first half of the month but recovered in the later half in reaction to favorable economic data. Profits were posted in the fixed income sector as well, as employment data sent bond prices higher (and rates lower), with the exception of Japan. The currency sector was unprofitable with action dominated by the action in the Japanese yen, orchestrated by the Bank of Japan. March is the Japanese fiscal year end and the Bank of Japan intervened in the foreign exchange market by buying over $40 billion US dollars and selling Japanese yen in an effort to allow Japanese exporters to hedge their US dollar profits at favorable rates for year end considerations. Most other major currencies traded in a sideways fashion. The largest losses came in the Japanese yen, the British Pound and the euro.

During the quarter, additional Units sold consisted of 924.18 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $2,201,716. Investors redeemed a total of 826.69 Units during the quarter and the General Partner redeemed zero Units. At the end of the quarter there were 14,926.48 Units outstanding (including 0.42 Units owned by the General Partner).

During the fiscal quarter ended March 31, 2004, the Partnership had no credit exposure to a counterparty, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.

See Note 5 of the Notes to Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Note 5, the General Partner reviews on a daily basis reports of the Partnership's performance, including monitoring of the daily net asset value of the Partnership. The General Partner also reviews the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partner relies on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure, which provides the General Partner assurance that the Partnership will not suffer trading losses through the Clearing Broker.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2003.

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

                                EVEREST FUND, L.P.

Date: May 10, 2004              By:  Everest Asset Management, Inc.,
                                      its General Partner

                                By:  /s/ Peter Lamoureux
                                    -------------------------------------------
                                     Peter Lamoureux
                                     President

                                  EXHIBIT INDEX


Exhibit Number     Description of Document                          Page Number
--------------     -----------------------                          -----------

31                 Certification by Chief Executive Officer
                   and Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002         E- 1-2

32                 Certification by Chief Executive Officer
                   and Chief Financial Officer Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002         E- 3