Form 10-Q
period 2004-06-30
EVEREST FUND L P
filed 2004-08-16
CIK 837919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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

                             Yes     X        No

Part I.  Financial Information


Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending June 30, 2004



                                   Fiscal Quarter      Year to Date       Fiscal Year          Fiscal Quarter       Year to Date
                                   Ended 6/30/04       to 6/30/04         Ended 12/31/03       Ended 6/30/03        to 6/30/03
                                   ---------------     ---------------    ---------------      ---------------      ---------------
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

Statement of Changes
in Partners' Capital                                   X

Schedule of Investments                                X

Notes to Financial
Statements                         X

                              THE EVEREST FUND, L.P.
                              (An Iowa Limited Partnership)
                              STATEMENT OF FINANCIAL CONDITION
                              UNAUDITED


                                                                June 30, 2004         Dec 31, 2003
                                                                -------------         ------------
ASSETS
Cash and cash equivalents                                          26,411,393           17,674,473
Equity in commodity trading accounts:
   Cash on deposit with brokers                                     3,903,895            4,480,683
   Net unrealized trading gains on open contracts                    (292,431)           1,670,155
Investments, at fair value                                                  0           10,720,039
Interest receivable                                                    91,090               44,466
                                                                -------------         ------------
      Total assets                                                 30,113,947           34,589,817
                                                                =============         ============

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accrued expenses                                                     7,035               26,280
   Commissions payable                                                121,885              143,319
   Advisor's management fee payable                                    49,203               56,183
   Advisor's incentive fee payable                                          0                    0
   Redemptions payable                                                890,281              898,770
   Pending Partner additions                                                0                    0
   Selling and Offering Expenses Payable                                4,494                4,425
                                                                -------------         ------------
      Total liabilities                                             1,072,899            1,128,977


Partners' Capital:
   Limited partners, A Shares (14806.49 and 14828.57 units
     outstanding at 6/30/04 and 12/31/03, respectively)            28,970,157           33,459,902

   Limited partners, I Shares (35.73 units
     outstanding at 6/30/04 )                                          46,718                    0

   General partners, A shares (0.42 units outstanding)                    814                  938

   General partners, I shares (11.91 units outstanding)                23,359
                                                                -------------         ------------
      Total partners' capital                                      29,041,048           33,460,840
                                                                -------------         ------------
      Total liabilities
        and partners' capital                                    $ 30,113,947         $ 34,589,817
                                                                =============         ============

Net asset value per outstanding unit of Partnership
  interest, A Shares                                             $   1,956.59         $   2,256.45
                                                                =============         ============
Net asset value per outstanding unit of Partnership                                At inception)6/30/04)
  interest, I Shares                                             $   1,961.12         $   2,098.87
                                                                =============         ============



See accompanying notes to financial statements.

THE EVEREST FUND, L.P.
                                                   (An Iowa Limited Partnership)
STATEMENTS OF OPERATIONS
For the period January 1, 2004 through June 30, 2004

UNAUDITED


                                                                April 1, 2004    Jan 1, 2004      April 1, 2003     Jan 1, 2003
                                                                through          through          through           through
                                                                June 30, 2004    June 30, 2004    June 30, 2003     June 30, 2003
                                                                -------------    -------------    -------------     -------------
REVENUES

Gains on trading of commodity futures and forwards
  contracts, physical commodities and related options:
  Realized gain (loss) on closed positions                         (3,621,424)      (1,288,476)        (319,397)       14,655,438
   Change in unrealized trading gain (loss)
     on open contracts                                             (2,487,856)      (2,026,376)       1,185,063        (5,963,488)
   Net foreign currency translation gain (loss)                        (9,828)          24,937           78,156            95,413
   Brokerage Commissions                                             (498,467)        (997,258)        (440,017)       (1,191,986)
                                                                -------------    -------------    -------------     -------------
 Total trading income (loss)                                       (6,617,575)      (4,287,174)         503,805         7,595,377

    Interest income, net of cash management fees                      109,207          208,693          109,820           273,415
                                                                -------------    -------------    -------------     -------------
 Total income (loss)                                               (6,508,368)      (4,078,480)         613,625         7,868,792

General and administrative expenses
    Advisor's management fees                                         155,297          329,248          179,033           483,685
    Advisor's incentive fees                                                0          155,050          193,488           712,054
    Organizational & Offering Cost, I Shares                                5                5                0                 0
    Administrative expenses                                            16,667           30,084           10,161            21,358
                                                                -------------    -------------    -------------     -------------
  Total general and administrative expenses                           171,969          514,387          382,682         1,217,097


Net income (loss)                                                  (6,680,337)      (4,592,868)         230,943         6,651,695
                                                                =============    =============    =============     =============

PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST, A SHARES                                     ($443.36)        ($299.86)     $     18.77       $    330.28
                                                                =============    =============    =============     =============

PROFIT (LOSS) PER UNIT OF PARTNERSHIP
  INTEREST, I SHARES (JUNE 4 - JUNE 30, 2004)                        ($137.75)
                                                                =============



See accompanying notes to financial statements.

                                      THE EVEREST FUND, L.P.
                                      (An Iowa Limited Partnership)



STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the period January 1, 2004 through
June 30, 2004
UNAUDITED


                                                     Limited Ptrs     Limited Ptrs      General Ptr    General Ptr
                                          Units        A Shares         I Shares          A Shares       I Shares         Total
                                        ---------    ------------     ------------      -----------    -----------    ------------
Partners' capital at Jan 1, 2004        14,828.99      33,459,902                        $      938     $        0    $ 33,460,840

Net profit (loss)                                      (4,587,821)          (3,282)            (125)        (1,641)     (4,592,868)

Additional Units Sold                    1,986.68       4,347,793           50,000                          25,000       4,422,793

Redemptions                             (1,973.04)     (4,249,717)                                                      (4,249,717)
                                        ---------    ------------     ------------      -----------    -----------    ------------
Partners' capital at June 30, 2004      14,842.64     $28,970,157     $     46,718       $      814     $   23,359    $ 29,041,048
                                        =========    ============     ============      ===========    ===========    ============


Net asset value per unit
   January 1, 2004 (June 4, 2004
     for I shares)                                       2,256.45         2,098.87         2,256.45       2,098.87

Net profit (loss) per unit                                (299.86)         (137.75)         (299.86)       (137.75)
                                                     ------------     ------------      -----------    -----------
Net asset value per unit
June 30, 2004                                         $  1,956.59     $   1,961.12        $1,956.59      $1,961.12



See accompanying notes to financial statements.

                             THE EVEREST FUND, L.P.
                             (An Iowa Limited Partnership)
                             Schedule of Investments
                             June 30, 2004


                                                                                 Carrying
                                                             Number               Value/
                                                               of                 Value
                                                            contracts             (OTE)
                                                            ---------         ------------

Long positions:
Futures positions (-0.04%)
Interest rates                                                    261              (35,060)
Metals                                                             --                    0
Energy                                                            135              (20,334)
Agriculture                                                       190              (59,530)
Currencies                                                         --                    0
Indices                                                            81              102,617
                                                                              ------------
                                                                                   (12,308)
Forward positions (0.36%)
Currencies                                                                         105,238
                                                                              ------------
   Total long positions                                                             92,930
                                                                              ============
Short positions:
Futures positions (0.33%)
Interest rates                                                    566             (224,136)
Metals                                                             60               37,500
Energy                                                             --                    0
Agriculture                                                       352              356,257
Currencies                                                        140              (73,100)
Indices                                                            --                    0
                                                                              ------------
                                                                                    96,521
Forward positions (-1.66%)
Currencies                                                                        (481,882)
                                                                              ------------
  Total short positions                                                           (385,361)
                                                                              ============
Total open contracts (-1.01%)                                                 $   (292,431)

Cash and cash equivalents (90.95%)                                              26,411,393
Cash on deposit with brokers (13.44%)                                            3,903,895
Less liabilities in excess of other assets (-3.38%)                               (981,809)
                                                                              ------------
Net assets (100.0%)                                                           $ 29,041,049
                                                                              ============

                               EVEREST FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004


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

The initial public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $106,765,885 for 56,433.75 Units of Class A Units sold July 1, 1995 through June 30, 2004 and a total of $75,000 for 35.73 Units of Class I Units sold June 4, 2004 through June 30, 2004. On March 29, 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Everest II). In July 2000, the Partnership redeemed approximately 50% of its assets from Everest II. Effective as of the close of business August 31, 2000, the Partnership liquidated its remaining investment in Everest II. Effective June 4, 2004, the Partnership introduced a new share category, Class I Units, or Institutional Units which have an ongoing Offering and Organization fee of 1/12 of 0.10% of the NAV per unit per month. The Class A Units,

(retail shares) continue to be charged an initial 1% Offering and Organization fee as a reduction to capital.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents represent short-term highly liquid investments with remaining maturities of three months or less and include money market accounts, securities purchased under agreements to resell, commercial paper, and U.S. Government and agency obligations with variable rate and demand features that qualify them as cash equivalents. These cash equivalents, with the exception of securities purchased under agreement to resell, are stated at amortized cost, which approximates fair value. Securities purchased under agreements to resell, with overnight maturity, are collateralized by U.S. Government and agency obligations, and are carried at the amounts at which the securities will subsequently be resold plus accrued interest.

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

Class A Limited Partners may cause any or all of their Units to be redeemed as of the end of any month at net asset value on fifteen days' prior written notice to the Partnership, or such lesser period as is acceptable to the Partnership. Although the Agreement does not permit redemptions for the first six months following a Limited Partner's admission to the Partnership, the Agreement does permit the Partnership to declare additional regular redemption dates. Class I Limited Partners may cause any or all of their Units to be redeemed as of the end of any quarter on 45 days' prior written notice to the Partnership or such lesser period as is acceptable to the Partnership. The Partnership will be dissolved at December 31, 2020, or upon the occurrence of certain events, as specified in the Limited Partnership Agreement.

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

Effective November 2003, CIS charges the Partnership monthly brokerage commissions equal to 0.50% of the Partnership's Class A beginning-of-month net asset value. From May 2002 through October 2003, CIS charged the Partnership monthly brokerage commissions of either 0.5104% or 0.5156%, depending on the total amount which the Partnership had allocated to trading, including notional funding. Prior to May 2002, CIS charged the Partnership monthly brokerage commissions equal to 0.5052% of the Partnership beginning-of-month net asset value, as defined. Prior to September 1, 2001, the monthly brokerage commission was 0.5%. The General Partner receives a management fee of approximately 83% of the brokerage commission charged by CIS. Effective June 2004, CIS charges the Partnership monthly brokerage commissions equal to 0.229% of the Partnership's Class I beginning-of-month net asset value. Net brokerage commissions are recorded in the statements of operations as a reduction of trading income and the amounts paid to the General Partner are recorded as management fees.

As of June 30, 2004, the Partnership had approximately $29.0 million in net assets. As of June 30, 2004 JWH's allocation was approximately $29.0 million. The General Partner may replace or add trading advisors at any time.

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

(6) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the six months ended June 30, 2004. Total return is calculated as the change in a theoretical limited partner's investment over the entire period. An individual partner's total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.

Total return:                A shares                           -13.29%
                   I shares (since inception)                   - 6.56%

Ratio to average net assets (total):
                  Net income                                    -13.93%

General and administrative expenses (total):
                  Expenses                                        1.09%

                  Incentive fees                                  0.47%

Total general and
  Administrative expenses                                         1.56%


The net investment income and general and administrative expenses ratios are computed based upon the weighted average net assets for the Partnership for the period ended June 30, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                       FISCAL QUARTER ENDED JUNE 30, 2004

The Partnership recorded a loss of $6,680,337 or $443.36 per Unit of Class A Units ($137.75 for Class I Units) for the second quarter of 2004. This compares to a gain of $230,943 or $18.77 per Unit for the second quarter of 2003. The second quarter 2004 showed a loss of 18.47% for the fund.

The Partnership continued to employ John W. Henry & Company, Inc.'s (JWH) GlobalAnalytics(R) Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program.

The Everest Fund, L.P. experienced a loss of 10.26% during April, resulting in a Net Asset Value per Unit of $2,153.78 as of April 30, 2004. There were two main themes dominating the financial markets in April. First of all, the emerging strength of the US economy has led to market speculation that the Federal Reserve will switch from a neutral stance on interest rates and begin raising interest rates in the near term. The effects of this have been far reaching through the financial markets resulting in the strengthening of the US dollar, rising interest rates and providing tepid support to global equity indices. Secondly, the country with the fastest growing economy, China, has decided to rein in growth to avoid creating potentially dangerous financial bubbles like the ones it faced a decade ago. The China State Council, the highest level of government in China, has given a mandate to the Peoples Bank of China, the Chinese Central Bank, to start limiting available credit and raising domestic interest rates. The result has been a reduced consumption of basic commodities which has diminished the recent vigor in the base metals and grain markets.

Energies were profitable with the agricultural, fixed-income, currency, stock indices and metals sectors negative for the month.

The Everest Fund, L.P. experienced a loss of 5.06% during May, resulting in a Net Asset Value per Unit of $2,044.83 as of May 31, 2004. Overall, the fund was down for the month of May. May's performance can best be described as a transition period with the greatest influences coming from the same spheres as the previous month. Improving global economies, particularly the US economy, have created expectations of central banks embarking on a campaign to raise interest rates to moderate growth and curtail a possible increase in inflation. Additionally, the Chinese government continues to try to rein in growth of the world's fastest growing economy by reducing available domestic credit and money supply, hoping to gradually cool its overheated economy. These factors have created sufficient uncertainty in the financial markets, and have prevented strong trends from emerging. The exceptions are the energy markets which continue to climb higher due to increased global demand and heightened geopolitical risks. Once again, the energy sector was positive with the currency, fixed-income, stock indices, agricultural and metals sectors being negative.

The Everest Fund, L.P. Class A experienced a loss of 4.32% during June, resulting in a Net Asset Value per Unit of $1,956.59 as of June 30, 2004. Overall, the Fund was negative for the month of June. The second quarter of 2004 has not produced any meaningful trends with the possible exception of the energy markets. However, even the energy markets have struggled of late, needing the full cooperation of OPEC members to increase their production levels to near capacity to temporarily reverse the upward trend in crude oil prices. The lack of price trends in other markets is a result of the confusion in financial markets as analysts attempt to anticipate the major central banks' exit strategy, from their highly accommodative monetary policy of the past two years, and the effects on economic growth. Additionally, Chinese government authorities have been faced with the challenge of slowing the world's fastest growing economy while avoiding a hard economic landing, which would send shock waves throughout the world.

The only positive results were posted in the metals and stock indices. The losses came in the fixed-income, currency, energy and agricultural sectors.

The Everest Fund, L.P. Class I experienced a loss of 6.56% during June, resulting in a Net Asset Value per Unit of $1,961.12 as of June 30, 2004. The fund introduced a new share category in June 2004. The Class I Units or Institutional Units are intended for entities who are capable of investing $5 million minimum, subject to the discretion of the general partner to accept less. The Units were funded by the general partner and its president and trading began on June 7, 2004. The Class I trading strategy will be materially the same as that for the Class A Units, although the Class I Units have generally lower fees.

During the quarter, additional Units sold consisted of 1,050.59 limited partnership Units; there were 11.91 general partnership Units sold during the quarter. Additional Units sold during the quarter represented a total of $ 2,221,077. Investors redeemed a total of 1,146.35 Units during the quarter and the General Partner redeemed zero Units. At the end of the quarter there were 14,842.64 Units outstanding (including 12.33 Units owned by the general partner).

During the fiscal quarter ended June 30, 2004, the Partnership had no credit exposure to a counterparty, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.

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

                       FISCAL QUARTER ENDED JUNE 30, 2003

The Partnership recorded a gain of $230,943 or $18.77 per Unit for the second quarter of 2003. This compares to a gain of $10,469,356 or $456.94 per Unit for the second quarter of 2002.

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

The month started out promising for JWH but turned abruptly negative during the last two weeks of the month. Two trends that were re-established after the war--a weakening dollar and falling global interest rates--reversed course sharply as hints of improving economic times forced liquidation of large positions in fixed income and currency markets. JWH lost in fixed income, energies, currencies, metals, and agriculturals. MLM lost approximately 1.32% for the Fund in June. Gains in energy and grain sectors were not enough to overcome losses in currencies, financials, metals and softs. The Partnership posted a loss of $1,600,746.00 or $149.55 per Unit in June.

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

The Partnership continued to employ John W. Henry & Company, Inc.'s (JWH) GlobalAnalytics(R) Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program. The Everest Fund, L.P. experienced a gain of 0.54% during January, resulting in a Net Asset Value per Unit of $2,268.719 as of January 31, 2004.

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

The Everest Fund, L.P. experienced a gain of 6.32% during February, resulting in a Net Asset Value per Unit of $2,412.208 as of February 29, 2004.

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



                                      EVEREST FUND, L.P.

Date: August 13, 2004                 By:  Everest Asset Management, Inc.,
                                           its General Partner



                                      By:  /s/ Peter Lamoureux
                                           -------------------------------------
                                           Peter Lamoureux
                                           President

                                  EXHIBIT INDEX


Exhibit Number       Description of Document                                    Page Number
--------------       -----------------------                                    -----------
     31              Certification by Chief Executive Officer and Chief
                     Financial Officer Pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002                                     E-1-2

     32              Certification by Chief Executive Officer and Chief
                     Financial Officer Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002                                     E-3