Form 10-Q
period 2004-09-30
EVEREST FUND L P
filed 2004-11-15
CIK 837919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

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

                             Yes [X] No [ ]

                             THE EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        STATEMENT OF FINANCIAL CONDITION
                                    UNAUDITED

                                                            Sept 30, 2004    Dec 31, 2003
                                                            -------------    ------------

ASSETS

Cash and cash equivalents                                    $26,131,811      $17,674,473
Equity in commodity trading accounts:
   Cash on deposit with brokers                                2,499,848        4,480,683
   Net unrealized trading gains on open contracts              2,547,661        1,670,155
Investments, at fair value                                             0       10,720,039
Interest receivable                                               84,775           44,466
                                                             -----------      -----------
      TOTAL ASSETS                                           $31,264,095      $34,589,817
                                                             ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accrued expenses                                          $    17,755      $    26,280
   Commissions payable                                           112,201          143,319
   Advisor's management fee payable                               51,557           56,183
   Redemptions payable                                           360,168          898,770
   Selling and Offering Expenses Payable                           1,985            4,425
                                                             -----------      -----------
      Total liabilities                                          543,666        1,128,977
                                                             -----------      -----------
Partners' Capital:

   Limited partners, A Shares (14802.91 and 14828.57 units
     outstanding at 9/30/04 and 12/31/03, respectively)       30,644,847       33,459,902

   Limited partners, I Shares (23.82 units
     outstanding at 9/30/04 )                                     49,813                0

   General partners, A shares (0.42 units outstanding)               861              938

   General partners, I shares (11.91 units outstanding)           24,907                0
                                                             -----------      -----------
      Total partners' capital                                $30,720,429      $33,460,840
                                                             -----------      -----------

      TOTAL LIABILITIES
        AND PARTNERS' CAPITAL                                $31,264,095      $34,589,817
                                                             ===========      ===========
Net asset value per outstanding unit of Partnership
  interest, A Shares                                         $  2,070.19      $  2,256.45
                                                             ===========      ===========
                                                                             At inception
Net asset value per outstanding unit of Partnership                           (6/04/04)
  interest, I Shares                                         $  2,091.06      $  2,098.87
                                                             ===========      ===========

See accompanying notes to financial statements.

                             THE EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
              FOR THE PERIOD JANUARY 1, 2004 THROUGH SEPT 30, 2004
                                    UNAUDITED

                                                 July 1, 2004   Jan 1, 2004     July 1, 2003      Jan 1, 2003
                                                   through        through         through          through
                                                Sept 30, 2004   Sept 30, 2004   Sept 30, 2003   Sept 30, 2003
                                                -------------   -------------   -------------   -------------
REVENUES

Gains on trading of commodity futures
  and forwards contracts, physical
  commodities and related options:
  Realized gain (loss) on closed positions       $   (635,812)   $ (1,924,288)   $ (4,460,833)   $ 10,194,605
  Change in unrealized trading gain (loss)
   on open contracts                                2,865,776         839,400       2,762,822      (3,200,666)
  Net foreign currency translation gain (loss)        (45,723)        (20,786)        (25,717)         69,697
  Brokerage Commissions                              (438,312)     (1,435,570)       (469,590)     (1,661,578)
                                                 ------------    ------------    ------------    ------------
 Total trading income (loss)                        1,745,930      (2,541,244)     (2,193,318)      5,402,058
   Interest income, net of cash management
    fees                                              113,600         322,293          75,951         349,366
                                                 ------------    ------------    ------------    ------------
 Total income (loss)                                1,859,530      (2,218,951)     (2,117,367)      5,751,424
GENERAL AND ADMINISTRATIVE EXPENSES
   Advisor's management fees                          149,360         478,608         185,075         668,761
   Advisor's incentive fees                                 0         155,050               0         712,054
   Organizational & Offering Cost, I Shares                15              21               0
   Administrative expenses                             20,346          50,430          10,308          31,666
                                                 ------------    ------------    ------------    ------------
 Total general and administrative expenses            169,722         684,109         195,383       1,412,481

NET INCOME (LOSS)                                $  1,689,808    $ (2,903,060)   $ (2,312,750)   $  4,338,943
                                                 ============    ============    ============    ============
PROFIT (LOSS) PER UNIT OF
  PARTNERSHIP INTEREST, A SHARES                 $     113.60    $    (186.26)   $    (178.73)   $     151.55
                                                 ============    ============    ============    ============
PROFIT (LOSS) PER UNIT OF PARTNERSHIP                            Since Inception ( June 4,2004)
  INTEREST, I SHARES                             $     129.94    $      (7.81)
                                                 ============    ============

See accompanying notes to financial statements.

                             THE EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              For the period January 1, 2004 through Sept 30, 2004
                                    UNAUDITED

                                                             Limited Ptrs  Limited Ptrs   General Ptr     General Ptr
                                                   Units      A Shares       I Shares      A Shares        I Shares        Total
                                                   -----      --------       --------      --------        --------        -----
Partners' capital at Jan 1, 2004                  14,828.99  $ 33,459,902                 $      938      $       -    $ 33,460,840

Net profit (loss)                                              (2,902,703)       (187)           (77)           (93)     (2,903,060)

Additional Units Sold                              2,385.26     5,144,823      50,000                        25,000       5,219,823

Redemptions                                       (2,375.18)   (5,057,174)                                               (5,057,174)
                                                  ---------    ----------   ---------     ----------      ---------    ------------

Partners' capital at Sept 30, 2004                14,839.07  $ 30,644,847   $  49,813     $      861      $  24,907    $ 30,720,429
                                                  =========  ============   =========     ==========      =========    ============

Net asset value per unit
   January 1, 2004 (June 4, 2004 for I shares)               $   2,256.45   $2,098.87     $ 2,256.45      $2,098.87

Net profit (loss) per unit                                   $    (186.26)  $   (7.81)    $  (186.26)     $   (7.81)
                                                             ------------   ---------     ----------      ---------
Net asset value per unit
Sept 30, 2004                                                $   2,070.19   $2,091.06     $ 2,070.19      $2,091.06

See accompanying notes to financial statements.

                             THE EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                             SCHEDULE OF INVESTMENTS
                                 SEPT 30, 2004

                                                          NUMBER OF        Carrying Value/
                                                          CONTRACTS          Value (OTE)
                                                          ---------          -----------
LONG POSITIONS:

FUTURES POSITIONS (6.77%)
Interest rates                                              1,207            $ 1,154,147
Metals                                                        116                 60,550
Energy                                                        246                833,616
Agriculture                                                   118                 16,692
Currencies                                                    102                (30,163)
Indices                                                        50                 44,890
                                                                             -----------
                                                                               2,079,732

FORWARD POSITIONS (1.55%)

Currencies                                                                       475,634
                                                                             -----------
   Total long positions                                                      $ 2,555,367
                                                                             ===========
SHORT POSITIONS:

FUTURES POSITIONS (1.45%)

Interest rates                                                 --            $         -
Metals                                                         15                (52,700)
Energy                                                         --                      0
Agriculture                                                   383                502,242
Currencies                                                     --                      0
Indices                                                        14                 (5,087)
                                                                             -----------
                                                                                 444,454
FORWARD POSITIONS (-1.47%)

Currencies                                                                      (452,160)
                                                                             -----------
  Total short positions                                                      $    (7,706)
                                                                             ===========
TOTAL OPEN CONTRACTS (8.29%)                                                 $ 2,547,661

CASH AND CASH EQUIVALENTS (85.06%)                                            26,131,811
CASH ON DEPOSIT WITH BROKERS (8.14%)                                           2,499,848
LESS LIABILITIES IN EXCESS OF OTHER ASSETS (-1.49%)                             (458,891)
                                                                             -----------
NET ASSETS (100.0%)                                                          $30,720,429
                                                                             ===========

                               EVEREST FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

The initial public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $105,361,199 for 55,908.14 Units of Class A Units sold July 1, 1995 through September 30, 2004 and a total of $75,000 for 35.73 Units of Class I Units sold September 30, 2004. On March 29, 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Everest II). In July 2000, the Partnership redeemed approximately 50% of its assets from Everest II. Effective as of the close of business August 31, 2000, the Partnership liquidated its remaining investment in Everest II. Effective June 4, 2004, the Partnership introduced a new share category, Class I Units, or Institutional Units which have an ongoing Offering and Organization fee of 1/12 of 0.10% of the NAV per unit per month. The Class A Units, (retail shares) continue to be charged an initial 1% Offering and Organization fee as a reduction to capital.

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

As of September 30, 2004, the Partnership had approximately $31.0 million in net assets. As of September 30, 2004 JWH's allocation was approximately $31.0 million. The General Partner may replace or add trading advisors at any time.

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

(6)FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the nine months ended September 30, 2004. Total return is calculated as the change in a theoretical limited partner's investment over the entire period. An individual partner's total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.

  Total return:         A shares               -8.25%
              I shares (since inception)       -0.37%
Ratio to average net assets (total):
    Net income                                 -9.07%
General and administrative expenses (total):
  Expenses                                      1.65%

  Incentive fees                                0.48%

 Total general and
    Administrative expenses                     2.13%


The net investment income and general and administrative expenses ratios are computed based upon the weighted average net assets for the Partnership for the period ended September 30, 2004.

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

            ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION

                  FISCAL QUARTER ENDED SEPTEMBER 30, 2004

The Partnership recorded a gain of $1,689,808 or $113.60 per Unit of Class A Units ($129.94 for Class I Units) for the third quarter of 2004. This compares to a loss of $2,312,751 or $178.73 per Unit for the third quarter of 2003. The third quarter 2004 showed a gain of 5.81%% for the fund.

The Partnership continued to employ John W. Henry & Company, Inc.'s (JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program.

Class A Units were positive 2.40% for July 2004 resulting in a net asset value per unit of $2,003.64 as of July 31, 2004. The month began with a 25 basis point rate increase by the Federal Open Market Committee (FOMC). Economic figures, released throughout the month, continued to provide positive indications for the US economy. However, most of the data failed to meet market expectations. The lack of robust economic figures prevented the financial markets from trending in one direction for any sustained period. In the commodity sector, with the prospect of an abundant harvest, grain prices continued their steady decline, which led to gains for the fund. In the energy market, the rally in oil prices continued throughout July. The market continued to focus on concerns about supply and demand as well as external issues, such as terrorist attacks in the Middle East and the problems facing the Russian oil industry.

Class I Units for July 2004 were also positive with a gain of 2.67% resulting in a net asset value per unit of $2,013.44. The Class I Units are traded with the same program as the Class A Units above.

Class A Units showed a loss of 3.67% resulting in a net asset value per unit of $1,930.18 as of August 31, 2004. Overall, JWH was negative for the month of August. Fixed-income markets provided the most significant gains for the Fund as fixed-income prices rallied in response to the weak US unemployment data and other weaker-than-expected fundamental data. The Fund suffered losses in the foreign exchange markets which continued to be dominated by short-term flow and little conviction of a trend.

The fixed-income sector provided significant gains for August 2004 as prices rallied in Australian, European and the US fixed-income markets. The largest gains for the month were in the bund and the US 30-year bond. The only losses for this sector were in the Japanese Government bond and the 3-month eurodollar. The foreign exchange sector was negative for August, as most foreign exchange markets failed to sustain any discernible direction. Global Stock Indices have continued to stay rangebound in 2004 although the month of August showed slight losses. In spite of good profit reports for many companies, the threat of future declines has not allowed these markets to gain any traction. The energy sector was negative for August and the agricultural sector was also negative for August.

For Class I the fund showed a loss of 3.40% in August. The net asset value per unit was $1,944.92 as of August 31, 2004.

Class A Units showed a gain of 7.25% resulting in a net asset value per unit of $2,070.19 as of September 30, 2004. The Fund continues to benefit from the long-term trend towards higher energy prices. For the first time in history, the benchmark crude oil contract surpassed the $50 per barrel mark in September. Nascent trends in global fixed-income markets also had a positive impact on performance. Treasury yields, arguably trading in a counter-intuitive fashion, fell on the mid and long end of the curve against the backdrop of another 25 basis point rate hike by the U.S. Federal Reserve Board. As we've often seen during periods of solid JWH performance, factors that may be driving one market sector to an extreme, coalesce into a central theme that cuts across multiple asset classes. In September, the surge in energy prices was a clear and dominant theme that made an impression on a number of different markets. The result was strong performance for the Fund.

A significant portion of September's gain was directly related to trading in the energy sector. Rising demand out of Asia, supply disruptions in Iraq, and fears of terrorism kept prices high. Two other factors also contributed to higher prices in September - an active hurricane season in the US, and unrest in Nigeria. The benchmark NYMEX crude oil contract responded to these factors by rising more than 15% during the month. Fund positions in all energy markets performed well during the month. Trading in fixed-income markets was also profitable. Trading in the foreign exchange market continues to be difficult this year as many of the world's major currencies remain stuck in broad ranges. While overall trading in this sector was slightly profitable, there were no significant winners or losers.

Opportunities in equity markets have been limited as volatility in many of the world's stock markets is registering multi-year lows. Hopes are that equity markets will begin to move after the U.S presidential elections. The Fund suffered slight losses in most equity trading. Trading in the agriculture markets was profitable in September.

Class I Units showed a gain of 7.51% resulting in a net asset value per unit of $2,091.06 as of September 30, 2004.

During the quarter, additional Units sold consisted of 398.58 limited partnership Units; there were zero general partnership Units sold during the quarter. Additional Units sold during the quarter represented a total of $797,030. Investors redeemed a total of 402.14 Units during the quarter and the General Partner redeemed zero Units. At the end of the quarter there were 14,839.07 Units outstanding (including 12.33 Units owned by the General Partner).

During the fiscal quarter ended September 30, 2004, the Partnership had no credit exposure to a counterparty, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.

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

The Partnership continued to employ John W. Henry & Company, Inc.'s Strategic Allocation Program (JWH SAP) as its core manager, and Mount Lucas Management Corporation's MLM Index(TM) (Unleveraged) (MLM) for an overlay program.

 In July the Fund was down 4.39%. JWH was down 0.99% in July. July was a difficult trading month, as there were significant trend reversals in major markets that resulted in a loss for the month. Signs of economic recovery have strengthened the US dollar, caused global interest rates to rise, stock prices to rise and higher base metal prices. JWH had profits in energy, fixed income and equity index sectors with (overall) larger losses in foreign exchange, metals and agriculturals. The MLM Index(TM) Program (Unleveraged) was down 3.53% in July. This was the second largest monthly loss for the MLM Index since it began trading for the fund in September of 2001. The Index had a gain in only one market sector- livestock. Losses came in financials, softs, grains, currencies and energies. High levels of volatility moved into the financial sector, as the bond market had one of its biggest drops on record. This action combined with the continued choppiness in the physical commodities, is the prototype for tough performance for the Index. Positions in the Index were flipping sides (long to short, short to long) more than is typical.

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

September saw a loss of 4.62% for the Fund. JWH posted a loss of 2.72% in September 2003. The trend that provided profits in August abruptly turned around in September, resulting in a loss for the month. The strength of the US recovery was in doubt resulting in lower interest rates and the US dollar giving back its recent gains. In addition OPEC announcements reversed the decline in energy prices. For JWH the fixed income sector incurred the largest loss in September, with energies following. Currencies were positive -- mostly from the Japanese yen. Metals and agriculturals were up as well. The MLM Index Program (Unleveraged) had a loss of 1.97% in September 2003. The Index had gains in currencies, livestock and metals that were more than offset by losses in energy, financials, grains and softs. Positions continue to be flipping quite a lot as many markets consolidate. The Partnership recorded a loss of $1,478,868 or $107.79 per Unit in September 2003.

During the quarter, additional Units sold consisted of 2,297.60 limited partnership units; there were no general partnership units sold during the quarter. Additional Units sold during the quarter represented a total of $5,252,765. Investors redeemed a total of 132.98 Units during the quarter and the General Partner redeemed 0 Units. At the end of the quarter there were 14,326.75 Units outstanding (including 0.42 Units owned by the General Partner).

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

The Everest Fund, L.P experienced a loss of 10.26% during April, resulting in a Net Asset Value per Unit of $2,153.78 as of April 30, 2004. There were two main themes dominating the financial markets in April. First of all, the emerging strength of the US economy has led to market speculation that the Federal Reserve will switch from a neutral stance on interest rates and begin raising interest rates in the near term. The effects of this have been far reaching through the financial markets resulting in the strengthening of the US dollar, rising interest rates and providing tepid support to global equity indices. Secondly, the country with the fastest growing economy, China, has decided to rein in growth to avoid creating potentially dangerous financial bubbles like the ones it faced a decade ago. The China State Council, the highest level of government in China, has given a mandate to the Peoples Bank of China, the Chinese Central Bank, to start limiting available credit and raising domestic interest rates. The result has been a reduced consumption of basic commodities which has diminished the recent vigor in the base metals and grain markets.

Energies were profitable with the agricultural, fixed-income, currency, stock indices and metals sectors negative for the month.

The Everest Fund, L.P experienced a loss of 5.06% during May, resulting in a Net Asset Value per Unit of $2,044.83 as of May 31, 2004. Overall, the fund was down for the month of May. May's performance can best be described as a transition period with the greatest influences coming from the same spheres as the previous month. Improving global economies, particularly the US economy, have created expectations of central banks embarking on a campaign to raise interest rates to moderate growth and curtail a possible increase in inflation. Additionally, the Chinese government continues to try to rein in growth of the world's fastest growing economy by reducing available domestic credit and money supply, hoping to gradually cool its overheated economy. These factors have created sufficient uncertainty in the financial markets, and have prevented strong trends from emerging. The exceptions are the energy markets which continue to climb higher due to increased global demand and heightened geopolitical risks. Once again, the energy sector was positive with the currency, fixed-income, stock indices, agricultural and metals sectors being negative.

The Everest Fund, L.P Class A experienced a loss of 4.32% during June, resulting in a Net Asset Value per Unit of $1,956.59 as of June 30, 2004. Overall, the Fund was negative for the month of June. The second quarter of 2004 has not produced any meaningful trends with the possible exception of the energy markets. However, even the energy markets have struggled of late, needing the full cooperation of OPEC members to increase their production levels to near capacity to temporarily reverse the upward trend in crude oil prices. The lack of price trends in other markets is a result of the confusion in financial markets as analysts attempt to anticipate the major central banks' exit strategy, from their highly accommodative monetary policy of the past two years, and the effects on economic growth. Additionally, Chinese government authorities have been faced with the challenge of slowing the world's fastest growing economy while avoiding a hard economic landing, which would send shock waves throughout the world.

The only positive results were posted in the metals and stock indices. The losses came in the fixed-income, currency, energy and agricultural sectors.

The Everest Fund, L.P Class I experienced a loss of 6.56% during June, resulting in a Net Asset Value per Unit of $1,961.12 as of June 30, 2004. The fund introduced a new share category in June 2004. The Class I Units or Institutional Units are intended for entities who are capable of investing $5 million minimum, subject to the discretion of the general partner to accept less. The Units were funded by the general partner and its president and trading began on June 7, 2004. The Class I trading strategy will be materially the same as that for the Class A Units, although the Class I Units have generally lower fees.

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

                                EVEREST FUND, L.P.

Date: November 1, 2004             By:  Everest Asset Management, Inc.,
                                     its General Partner

                                   By:/s/ Peter Lamoureux
                                      ---------------------------------------
                                      Peter Lamoureux
                                      President

                                  EXHIBIT INDEX

Exhibit Number
Number                             Description of Document                                       Page
     31                    Certification by Chief Executive Officer
                           and Chief Financial Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002                         E-  1-2

      32                   Certification by Chief Executive Officer
                           and Chief Financial Officer  Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002                         E - 3