Form 10-K
period 2004-12-31
EVEREST FUND L P
filed 2005-03-31
CIK 837919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

         Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the fiscal year ended                 Commission File Number 0-17555
    December 31, 2004

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

            Indicate by check mark if disclosure of delinquent filers
         pursuant to Item 405 of Regulation SK is not contained herein and will not be contained to the best of the Registrant's
            knowledge, in definitive proxy or information statements
             incorporated by reference in Part III of Form 10K: [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                 Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2004 is $28,960,019.

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

The initial public offering of the Partnership's Units of limited partnership interests (Units) pursuant to a registration statement on Form S-18 and Prospectus was declared effective and commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May, 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of 56,810.97 additional Class A Units sold for $107,618,906 and a total of $2,946,627 for 1,198.26 Class I Units sold since inception (June 4, 2004) through December 31, 2004. 1,162.53 of the Class I Units were transfers from Class A Units, for $2,871,627.

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

Upon fifteen days written notice, a Class A Limited Partner may require the Partnership to redeem all or part of his Units effective as of the close of business (as determined by the General Partner) on the last day of any month at the Net Asset Value thereof on such date. Upon forty-five days written notice, a Class I Limited Partner may require the Partnership to redeem all or part of his Units effective as of the close of business of the last day of any quarter at the Net Asset Value thereof on such date. Notwithstanding the above, pursuant to the Amended and Restated Agreement of Limited Partnership, the General Partner may, in its sole discretion, and on ten days' notice, require a Limited Partner to redeem all or part of his Units in the Partnership as of the end of any month. There are no additional charges to the Limited Partner at redemption. The Partnership's Amended and Restated Agreement of Limited Partnership contains a full description of redemption and distribution procedures.

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

Everest pays the Commodity Broker a brokerage commission charge equal to 0.50% of the Class A Partnership's Beginning Net Asset Value as of the beginning of each month (approximately 6.0% annually). Prior to November 1, 2003, the brokerage commission charge was equal to 0.5166% per month (approximately 6.1875% annually.) Approximately 83% of this amount is rebated by the Commodity Broker to the General Partner. Effective June 2004, CIS charges the Partnership monthly brokerage commissions equal to 0.229% (approximately 2.75% annually) of the partnership's Class I Beginning-of-month Net Asset Value. If there is a material change in Everest's brokerage commission structure, investors and Limited Partners will be informed in writing. The Commodity Broker may, in the future, increase the fee charged to Everest.

The General Partner in turn pays a portion of such amount to the selling agents as ongoing compensation. In addition, the Partnership reimburses the General Partner for the actual organization and offering expenses advanced by it, not to exceed one percent of the Class A Net Asset Value of Units sold. The Partnership reimburses the General Partner for the actual organization and offering expenses advanced by it, not to exceed one tenth of one percent of the Class I Net Asset Value of Units sold annually. Organization and offering expenses shall mean all expenses incurred by the Partnership or the General Partner in connection with and in preparation to offer and distribute the Units to investors, including, but not limited to, expenses for traveling, printing, engraving, mailing, salaries of employees while engaged in sales activity, charges of transfer agents, registrars, trustees, escrow holder, depositories, experts, expenses of qualification of the sales of its securities under state law, including taxes and fees and accountants' and attorneys' fees.

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

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 1% of the Net Asset Value of Class I Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The General Partner may pay up to 100% of the funds it receives from the Commodity Broker to the selling agents as additional selling commission. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will be approximately $65,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 2000-2004 can be found in the table in Item 6 below.

The Partnership has no Employees. As of December 31, 2004, the General Partner had 4 employees. Further, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to Capital Management Partners, Inc.(Capital). Capital is a CFTC-regulated introducing broker, and an NFA member. Capital is also registered with the National Association of Securities Dealers

(NASD) as a broker dealer. As of December 31, 2004 Capital had 11 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of this limited partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership's business, as of December 31, 2004 is set forth under Items 6 and 7 herein.

For a description of commodity trading and its regulation, see the Prospectus filed on Form S-18 and the Confidential Private Placement Memorandum filed as part of the Form 10 and included in the exhibits hereto.

The Current Offering

On July 1, 1995 the Partnership reopened for investment as a Regulation D, Rule 506 private placement offering an unlimited amount of limited partnership interests. On September 19, 1996 the Commission accepted a Form 10 - General Form for Registration of Securities submitted by the Partnership thereby making the Partnership a public reporting private placement offering. It also qualified the Partnership as a "publicly offered security" as defined in the Employee Retirement Income Security Act of 1974 (ERISA) rules permitted it to accept investment of an unlimited amount of plan assets as defined in ERISA. Hitherto, as a private placement the Partnership could accept ERISA plan assets representing no more than 25% of the total investment in the Partnership. The limited partnership interests are offered by the Selling Agent and additional selling agents with a Class A minimum subscription amount of $25,000.(The Class A minimum subscription amount for employee benefit plans and individual retirement accounts is $10,000). Class I minimum subscription amount is $5,000,000.

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

Item 2. Properties

The Partnership does not utilize any physical properties in the conduct of its business. The General Partner uses its offices to perform its administrative functions.

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

            (b) As of December 31, 2004, there were 13,715.42 Class A Units held by Limited Partners. There were 1,185.94 Class I Units held by Limited Partners and 12.32 units held by the General partner. A total of 25,266.74 Units were redeemed by Class A Limited Partners, of which 1,174.87 were transferred to Class I Units, and 198.49 Class A units were redeemed by the General Partner, of which 0.42 units were transferred to Class I Units from January 1, 2002 to December 31, 2004. (There were no Class I redemptions.) The Seventh Amended and Restated Agreement of Limited Partnership for the Partnership contains a full description of redemption and distribution procedures.

            (c) To date no distributions have been made to partners of the Partnership.

The Agreement of Limited Partnership does not provide for regular or periodic cash distributions, but gives the General Partner sole discretion in determining what distributions, if any, the Partnership will make to its partners. The General Partner has not declared any such distributions to date, and does not currently intend to declare any such distributions.

Item 6. Selected Financial Data

                                2000        2001      2002        2003       2004
                                    (In thousands, except amounts per Unit)
1. Operating Revenues        $   (186)    $ 4,688    $14,528    $ 8,613    $ 5,362
2. Income (Loss) from
   Continuing Operations       (3,969)      1,284      8,454    $ 4,846    $ 2,466
3. Income (Loss)
   Per Unit:A Shares          (133.98)      48.46     405.48     184.01     175.60
            I Shares                                                        365.10
4. Total Assets                43,075      42,235     43,174     34,590     37,126
5. Long Term Obligations            0           0          0          0          0
6. Cash Dividend per Unit           0           0          0          0          0

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

For the year ended December 31, 2004, Limited Partners redeemed a total of 4,365.50 Class A Units for $9,890,705, of which 1,174.87 units were transferred to Class I and the General Partner redeemed a total of 0.42 Class A Units for $1,012. For the year ended December 31, 2003, Limited Partners redeemed a total of 14,709.70 Units for $35,369,317 and the General Partner redeemed a total of 21.54 Units for $52,069.

During 2004, investors purchased 3,252.34 Class A Units for $7,327,540 and none of the units were purchased by the General Partner. 1185.94 Class I Units were purchased by Limited Partners for $2,920,615. 12.32 Class I Units were purchased by the General Partner for $26,012.

As of December 31, 2004, Everest had no credit risk exposure to a counterparty which is a foreign commodities exchange which was material. Everest trades on recognized global futures exchanges. In addition, over the counter contracts in the form of forward foreign currency transactions are traded by Everest. As of December 31, 2004, the Partnership had $6,918,170 on deposit at CISFS. CISFS does not deal in foreign exchange forwards, but acts as a broker, placing the trades immediately with large banks having assets in excess of $100 million. At the settlement date, all transactions with each of the banks are netted and any excess or deficit is received from or sent to the bank. All of the Partnership's foreign exchange transactions are transacted in US dollars.

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

RESULTS OF OPERATIONS

At December 31, 2004 the Partnership had approximately $33.3 million in Class A assets and approximately $3 million in Class I assets. The JWH allocation was approximately $36.3 million.

The Partnership recorded a gain of $2,466,041, or $175.60 per Class A unit, for the year 2004. That represents a gain of 7.78% for the year. The Partnership recorded a gain of $365.10 per Class I Unit, which represents a gain of 17.39% for the period from inception (June 2004) until December 31, 2004.

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

The Everest Fund, L.P experienced a gain of 6.32% during February, resulting in a Net Asset Value per Unit of $2,412.208 as of February 29, 2004.

In February JWH had a gain of 6.32%. Interest rates continued to move lower in G7 nations due to benign inflationary pressures. Energies, with the exception of natural gas, remained on an upward trend because of supply concerns. The US dollar, which had been weakening against most major currencies, found strength mid-month and reversed its five-month downtrend. Base metals continued the strong move upward due to low inventory levels, while precious metals followed currencies and reversed course during the month. Despite exhibiting a degree of volatility on an intra-month basis, most equity indices ended the month close to unchanged. Profits came from the fixed income sector, agriculturals, energies, and metals in that order. Currencies were unprofitable.

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

For Class A, during the quarter, additional Units sold consisted of 1,026.77 limited partnership Units; there were zero general partnership Units sold during the quarter. Additional Units sold during the quarter represented a total of $ 2,146,077. Investors redeemed a total of 1,146.35 Units during the quarter and the General Partner redeemed zero Units. At the end of the quarter there were 14,806.90 Units outstanding (including 0.42 Units owned by the general partner).

For Class I, during the quarter, Units sold consisted of 23.82 limited partnership Units; there were 11.91 general partnership Units sold during the quarter. Units sold during the quarter represented a total of $75,000. Investors redeemed a total of zero Units during the quarter and the General Partner redeemed zero Units. At the end of the quarter there were 35.73 Units outstanding (including 11.91 Units owned by the general partner).

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

Class I Units showed a gain of 7.51% resulting in a Net Asset Value per Unit of $2,091.06 as of September 30, 2004.

For Class A, during the quarter, additional Units sold consisted of 398.57 limited partnership Units; there were zero general partnership Units sold during the quarter. Additional Units sold during the quarter represented a total of $797,030. Investors redeemed a total of 402.14 Units during the quarter and the General Partner redeemed zero Units. At the end of the quarter there were 14,803.33 Units outstanding (including 0.42 Units owned by the general partner).

For Class I, during the quarter, Units sold consisted of zero limited partnership Units; there were zero general partnership Units sold during the quarter. Units sold during the quarter represented a total of $0.00. Investors redeemed a total of zero Units during the quarter and the General Partner redeemed zero Units. At the end of the quarter there were 35.73 Units outstanding (including 11.91 Units owned by the general partner).

During the fiscal quarter ended September 30, 2004, the Partnership had no credit exposure to a counterparty, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.

The Partnership recorded a gain of $5,362,972 or $361.86 per Class A Unit for the fourth quarter of 2004. This compares to a gain of $506,932 or $32.46 per Class A Unit for the fourth quarter of 2003.

The Partnership recorded a gain of $6,128 or $372.90 per Class I Unit for the fourth quarter of 2004.

Class A Units were a positive 10.93% in October 2004 resulting in a Net Asset Value of $2,296.49. The Fund continued its strong performance from last month and posted significant gains in October. The Fund was able to benefit from the ongoing emergence of longer-term trends in several markets. Until recently, such trends had been overshadowed by short-term range-bound trading activity. This simultaneous shift in various markets is a result of a growing instability in geopolitical events and economic fundamentals acting as dominant market drivers. October saw the People's Bank of China surprise everyone by raising interest rates for the first time in nine years. October also brought Osama Bin Laden's reappearance on video, reviving fears of terrorism during the conclusion of the US Presidential campaign. Most importantly, the US Presidential campaign and the uncertainty surrounding its outcome remained the world's focus and a major catalyst behind the emergence of the weak dollar trend during the month.

The currency sector was profitable in October. As a result of the US dollar's weakness, many currency markets were able to break out of their well-established trading ranges. The US dollar's decline, which resulted from the uncertainty surrounding the outcome of the US election, led to profitable currency trades. Energies were profitable in October. As in September, a portion of the Fund's gains can be attributed to the energy sector, with various markets setting new all time highs. Supply concerns continued to focus on the instability in the Middle East.

The fixed-income markets were profitable for the Fund in October. US, European, and Japanese yields on long-term instruments all trended lower during the month, enabling the Fund to profit in various markets. During October, global equity markets traded in broad ranges without any appearance of trends forming. Short-term trading continued to dominate the markets. The markets remained focused on the US Presidential election as a catalyst to break out of their ranges. As a result, positive performance in the All Ords index was not enough to offset the losses from the Nikkei, leaving this sector slightly negative for the month. Trading in the agricultural markets was slightly unprofitable in October. The market received confirmation of a strong USDA crop report, reinforcing declining prices. October saw the metals market suffer a setback to its bullish trend. The sell-off, which happened to coincide with the metals industry's annual gathering in London (LME week), resulted in negative performance for the Fund early in the month.

Overall, performance in October was positive as many currencies moved out of well-established ranges. With the US presidential election concluded, and an element of uncertainty resolved, there may be a potential increase in risk taking in the market and more focus on economic data and other fundamental factors. It is impossible to know how this will affect world exchange rates. Nevertheless, JWH will continue to participate in current trends and stand ready to take advantage of new opportunities as they are presented.

Class I Units were a positive 11.13% resulting in a Net Asset Value of $2,323.72 as of October 31, 2004.

Class A Units showed a gain of 6.40% in November 2004 resulting in a Net Asset Value of $2,443.36. The Fund continued to build on its strong performance exhibited in recent months and posted substantial gains in November. With an end to the uncertainty surrounding the outcome of the US Presidential election, and a lack of any terrorist activity, the markets once again focused on fundamentals. Furthermore, the emergence of new economic data from the United States and Europe, as well as some Central Bank activity and statements, permitted some emerging trends and some already well-established trends to develop further. The US dollar continued to weaken to record lows. The effects of which were seen throughout various world markets.

A significant portion of the Fund's gains were directly related to trading in the currency sector. The weakness of the US dollar against other major world currencies not only continued throughout the month of November, it even accelerated. The dollar reached record lows versus the euro and multi-year lows against most other currencies, including the British pound, Swiss franc, and Japanese yen.

The reelection of President Bush, and the lack of any terrorist activity during the election, helped to lift the uncertainty that had plagued the world equity markets. November saw global stock indices gaining momentum, allowing the Fund to benefit. With a combination of the weaker US dollar, the growing current account deficit in the US, and increased demand for gold, metals have continued to trend higher. Notably, the Fund continued to benefit from the new highs set in gold throughout the month. Furthermore, the strength seen in the silver markets added to the Fund's positive performance.

Trading in the agricultural markets was profitable during the month. The largest gains were made in NY coffee, while the largest loss was in soybeans. Trading in the fixed-income markets was unprofitable. On November 10th, as expected, the Federal Reserve Board raised the Fed Funds rate another quarter percentage point to 2.0%. This and other news during the month helped to drive US interest rates higher. Positions in longer-term bond contracts in Europe were profitable.

The Fund saw losses in various energy sectors as the markets retreated from recent all time highs. While not all data released during the month was negative for energies, overall, the upward trend in the sector suffered a setback during the month. All sector components were negative, with the largest loss coming from natural gas.

Overall, performance in November was impressive and showed the potential of JWH's approach to the markets. As we approach the end of the year, the currency and energy markets look as if they may continue to be the driving force behind market movements. We look forward to December as we have often found that trends started in November carry over through the end of the year. As new trends continue to form, JWH will be ready to act on any potential opportunities that may arise.

Class I Units showed a gain of 6.30% resulting in a Net Asset Value of $2,470.17.

Class A Units showed a loss of 0.46% in December 2004, resulting in a Net Asset Value of $2,432.05. The Fund's performance was slightly negative in December as some profitable trends slowed while others seemingly reversed. The Fund continued to benefit from the weakness in the US dollar, the rate at which the greenback fell slowed, as speculation grew over the possibility of European and Japanese central bank intervention. Nonetheless, the dollar's weakness remained the dominant factor driving most market sectors during the month. On the other hand, the fall in energy prices from recent all-time highs and the increase in the sector's volatility during the month also added to the Fund's unprofitable performance.

Trading in the foreign exchange market continued to be profitable in December. Trading in equities was profitable during the month as the S&P 500 and Dow Jones Industrial Average rose to their highest levels since 2001. Trading in the energy sector negatively affected the Fund's performance in December as crude oil fell to its lowest level in more than four months. Trading in the fixed-income markets was difficult during the month of December, as increased volatility in both the currency and energy sectors spilled over to the debt markets, negatively affecting the Fund's performance. Trading in metals sector was negative during the month as the US dollar's instability and economic data reports influenced trading. Gold hurt performance as it suffered its biggest decline in more than a year after trading near record highs. Gold's decline was due to speculation over the prospects of continued dollar weakening. Trading in the agricultural sector was slightly negative, as no single market stood out.

Overall, the currency and energy sectors drove performance and dominated most other asset classes traded. Looking ahead, the performance of the US dollar and the energy sector will remain the key catalysts of market moves. We are confident that JWH will remain vigilant by watching for, and potentially participating in, any trends that may emerge.

Class I Units showed a loss of 0.25% resulting in a Net Asset Value of $2,463.97

For Class A, during the quarter, additional Units sold consisted of 902.82 limited partnership Units; there were zero general partnership Units sold during the quarter. Additional Units sold during the quarter represented a total of $2,182,717. Investors redeemed a total of 1,990.32 Units during the quarter and the General Partner redeemed 0.42 Units. At the end of the quarter there were 13,715.42 Units outstanding (including zero Units owned by the general partner).

For Class I, during the quarter, Units sold consisted of 1159.68 1162.12 limited partnership Units; there were 0.41 general partnership Units sold during the quarter. Units sold during the quarter represented a total of $ 2,871,627. Investors redeemed a total of zero Units during the quarter and the General Partner redeemed zero Units. At the end of the quarter there were 1,198.26 Units outstanding (including 12.32 Units owned by the general partner).

We believe that the Fund did well in 2004, especially compared to the rest of the managed futures industry. The Barclay CTA Index of over 300 advisors was estimated at a gain of 3.66% for 2004 and the Everest Fund Class A was more than double that at 7.78%.

Since the commencement of trading on February 1, 1989 the

Partnership has experienced a cumulative Class A gain of 145.58% through December 31, 2004. For further discussion and analysis of financial condition please refer to the Notes to the Combined Financial Statements attached hereto.

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

The Trading Value at Risk in Different Market
Sectors of the Partnership

The following table indicates the trading Value at Risk associated with the open positions of the Partnership by market category as of December 31, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2004, the total capitalization of the Partnership was approximately $36.3 million.

                           December 31, 2004
                                           % of Total
Market Sector        Value at Risk       Capitalization
Interest Rates        1.72                   4.73%%
Currencies            2.15                   5.93%%
Stock Indices         0.24                   0.67%
Precious Metals       0.06                   0.17%
Commodities           0.38                   1.05%
Energies              0.11                   0.31%
                     -------------          -----
          Total      $4.66 million          12.86%

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

The Partnership holds a portion of its assets in cash on deposit with CIS and CISFS with the remainder on deposit with Horizon Cash Management, LLC. (Horizon) in short term, highly liquid investments. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CIS and CISFS at the 90-day Treasury bill rate. In addition, should short term interest rates decline, so will the interest earnings for assets on deposit with Horizon. The Partnership assets managed by Horizon are deposited in an account in the custodial department of the Northern Trust Company., and invested in U.S. government securities and other interest-bearing obligations at the direction of Horizon. Horizon is responsible for the investment management of the assets of the Partnership not deposited with CIS as margin monies or held in partnership operating accounts. Horizon is registered with the Securities and Exchange Commission (SEC) as an investment adviser. Horizon may invest in U.S. government securities and other instruments as permitted by the Agreement. Horizon receives an annual fee of 0.25% payable monthly on the assets it manages. However, Horizon only receives its service fee if the accrued monthly interest income earned on the assets of the Partnership managed by Horizon exceeds the 91-day U.S. Treasury Bill rate. As of December 31, 2004, the Partnership had approximately $35 million in cash on deposit with CIS, CISFS and Horizon.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2004.

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

The officers and directors of the General Partner as of December 31, 2004 are listed below:

Peter Lamoureux. Mr. Lamoureux, (born in 1950), has been President, Treasurer and Secretary of the General Partner since November 1996. He joined the General Partner and Capital Management Partners, Inc., a selling agent and affiliate of the Partnership, in 1991 and has had primary responsibility for Partnership syndication since October 1994. Prior to joining the General Partner, Mr. Lamoureux was Manager of Refined Products with United Fuels International, Inc., an energy brokerage firm in Waltham, Massachusetts. He received his B.S. in Education from Rhode Island College, R.I.

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

Item 12. Security Ownership of Certain Owners and Management.

      (a) As of December 31, 2004 the following persons were known to the Partnership to own beneficially more than 5% of the outstanding
            Units:

                                                   Amount and Nature
Title of                                             of Beneficial       Percent
 Class             Name and Address                    Ownership         of Class
--------   ---------------------------------       -----------------     --------

Class I    James H. Henry Family Trust             400.29 Units,         33.39%
           P.O. Box 1675, Gastonia, NC 28053       owned directly

Class I    George F Henry III                      245.58 Units, owned
           P.O. Box 1675, Gastonia, NC 28053       directly              20.54%

Class I    William S. Henry                        119.38 Units, owned
           P.O. Box 1675, Gastonia, NC 28053       directly               9.99%

Class I    J.W. Quinn Family Trust                 293.07 Units, owned
           P.O. Box 995, Gastonia, NC 28053        directly              24.52%

Class I    Chamales Foundation                     60.61 Units, owned
           359 N. Bristol, Los Angeles, CA 90049   directly               5.07%

      (b) As of December 31, 2004, management ownership was:

                                           Amount and Nature
Title of                                     of Beneficial      Percent
 Class                  Name                   Ownership        of Class
--------   -----------------------------   -----------------    --------
Class I    Everest Asset Management, Inc   12.32 Units, owned
                                           directly               1.03%

Class I    Peter Lamoureux                 26.26 Units, owned
                                           directly               2.19%

      (c) As of December 31, 2004, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

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

                                     Part IV

Item  14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   The following documents are included herein:

            (1)   Financial Statements:

                  a. Report of Independent Registered Public Accounting Firm. (Independent Auditor's Report)

                  b. Statements of Financial Condition as of December 31, 2004 and 2003.

                  c. Statements of Operations and Statements of Changes in Partners' Equity for the years ended December 31, 2004, 2003, and 2002.

                  d. Notes to Financial Statements.

                  e. Schedule of Investments as of December 31, 2004 and 2003.

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

Date: March 1, 2005           The Everest Fund, L.P.

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

Date: March 1, 2005

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

Number of Attached Exhibits

None.

                               EVEREST FUND, L.P.
                      (formerly Everest Futures Fund, L.P.)
                          (An Iowa Limited Partnership)
                              FINANCIAL STATEMENTS

                         YEARS ENDED DECEMBER 31, 2004,
                                  2003 AND 2002

                               EVEREST FUND, L.P.

                      (formerly Everest Futures fund, L.P.)
                          (An Iowa Limited Partnership)

                                TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
Report of Independent Registered Public Accounting Firm                              2

Financial Statements:
      Statements of Financial Condition, December 31, 2004 and 2003                  3

      Statements of Operations, Years Ended December 31, 2004, 2003 and 2002         4

      Statements of Changes in Partners' Capital, Years Ended December 31, 2004,
         2003 and 2002                                                               5

Schedule of Investments, December 31, 2004                                           6

Schedule of Investments, December 31, 2003                                           7

Notes to Financial Statements                                                        8

Acknowledgement                                                                     13

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Everest Fund, L.P. (formerly Everest Futures Fund, L.P.)

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of Everest Fund, L.P. (An Iowa Limited Partnership), (the "Partnership") as of December 31, 2004 and 2003, and the related statements of operations and changes in partners' capital for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Everest Fund, L.P. (An Iowa Limited Partnership) as of December 31, 2004 and 2003, and the results of its operations and changes in partners' capital for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                       /s/ SPICER JEFFRIES LLP
Greenwood Village, Colorado
January 28, 2005

                               EVEREST FUND, L.P.

                      (FORMERLY EVEREST FUTURES FUND, L.P.)

                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                    DECEMBER 31      DECEMBER 31,
                                                                   -------------    -------------
                                                                        2004             2003
                                                                        ----             ----
                          ASSETS

Cash and cash equivalents                                          $  24,898,966    $  28,394,512
Equity in Cargill Investor Services, Inc. trading accounts:
   Cash                                                                9,890,324        4,480,683
   Net unrealized trading gains on open contracts                      2,213,429        1,670,155
Interest receivable                                                      122,859           44,467
                                                                   -------------    -------------

      TOTAL ASSETS                                                 $  37,125,578    $  34,589,817
                                                                   =============    =============

              LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Redemptions payable                                              $     483,500    $     898,770
  Commissions payable                                                    141,451          143,319
  Advisor management fee payable                                          59,145           56,183
  Accrued expenses                                                        47,319           30,705
  Incentive fee payable                                                   85,111                -
                                                                   -------------    -------------

      TOTAL LIABILITIES                                                  816,526        1,128,977
                                                                   -------------    -------------

PARTNERS' CAPITAL:
  General Partner, A shares - 0 and 0.42 units outstanding                     -              938
  General Partner, I shares - 12.32 and 0 units outstanding               30,360                -
  Limited Partners, A shares - 13,715.42 and 14,828.57
    units outstanding                                                 33,356,576       33,459,902
  Limited Partners, I shares - 1185.94 and 0 units outstanding         2,922,116                -
                                                                   -------------    -------------

      TOTAL PARTNERS' CAPITAL                                         36,309,052       33,460,840
                                                                   -------------    -------------

      TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $  37,125,578    $  34,589,817
                                                                   =============    =============

        The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.

                      (FORMERLY EVEREST FUTURES FUND, L.P.)

                          (An Iowa Limited Partnership)

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                           2004              2003            2002
                                                       ------------       -----------     -----------
TRADING INCOME:
  Net realized trading gain on closed contracts        $  4,432,830       $11,820,247     $10,740,775
  Change in net unrealized trading gain (loss)
         on open contracts                                  492,388        (3,759,776)      3,036,849
  Net foreign currency translation gain (loss)              (24,707)          111,596          13,908
  Brokerage commissions                                  (1,927,802)       (2,160,598)     (2,413,505)
                                                       ------------       -----------     -----------

      NET TRADING INCOME                                  2,972,709         6,011,469      11,378,027

Interest income, net of cash management fees                461,372           441,270         737,211
                                                       ------------       -----------     -----------

      TOTAL INCOME                                        3,434,081         6,452,739      12,115,238
                                                       ------------       -----------     -----------

EXPENSES:
  Management fees                                           655,103           841,768         951,117
  Incentive fees                                            240,161           712,054       2,645,119
  Administrative expenses                                    72,776            53,041          64,613
                                                       ------------       -----------     -----------

      TOTAL EXPENSES                                        968,040         1,606,863       3,660,849
                                                       ------------       -----------     -----------

           NET INCOME                                  $  2,466,041       $ 4,845,876     $ 8,454,389
                                                       ============       ===========     ===========

NET INCOME PER UNIT OF PARTNERSHIP INTEREST (PER
UNIT OF A SHARES OUTSTANDING THROUGHOUT EACH YEAR)     $     175.60       $    184.01     $    405.48
                                                       ============       ===========     ===========

NET INCOME PER UNIT OF PARTNERSHIP INTEREST (PER
UNIT OF I SHARES OUTSTANDING SINCE INCEPTION)          $     365.10       $         -     $         -
                                                       ============       ===========     ===========

        The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.

                      (FORMERLY EVEREST FUTURES FUND, L.P.)

                          (An Iowa Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                  LIMITED       GENERAL                    LIMITED       GENERAL
                                    UNITS         PARTNERS      PARTNER        UNITS       PARTNERS      PARTNER
                                  A SHARES        A SHARES      A SHARES      I SHARES     I SHARES      I SHARES       TOTAL
                                 -----------   -------------   -----------   ----------   ----------   -----------  -------------
BALANCES, December 31, 2001        25,105.88   $  41,519,565   $   330,874            -   $        -   $         -  $  41,850,439

Additional Units Sold               1,875.77       3,846,131                          -            -             -      3,846,131

Redemptions                        (6,367.96)    (11,104,729)     (325,526)           -            -             -    (11,430,255)

Net income                                         8,413,995        40,394            -            -             -      8,454,389
                                 -----------   -------------   -----------   ----------   ----------   -----------  -------------

BALANCES, December 31, 2002        20,613.69      42,674,962        45,742            -            -             -     42,720,704

Additional Units Sold               8,946.65      21,315,647             -            -            -             -     21,315,647

Redemptions                       (14,731.35)    (35,369,318)      (52,069)           -            -             -    (35,421,387)

Net income                                         4,838,611         7,265            -            -             -      4,845,876
                                 -----------   -------------   -----------   ----------   ----------   -----------  -------------

BALANCES, December 31, 2003        14,828.99      33,459,902           938            -            -             -     33,460,840

Additional Units Sold               3,252.34       7,327,540             -        35.73       49,734        24,987      7,402,261

Redemptions                        (3,190.62)     (7,020,090)            -            -            -             -     (7,020,090)

Transfers Between Classes          (1,175.29)     (2,870,615)       (1,012)    1,162.53    2,870,615         1,012              -

Net income                                         2,459,839            74            -        1,767         4,361      2,466,041
                                 -----------   -------------   -----------   ----------   ----------   -----------  -------------

BALANCES, December 31, 2004        13,715.42   $  33,356,576   $         -     1,198.26   $2,922,116   $    30,360  $  36,309,052
                                 ===========   =============   ===========   ==========   ==========   ===========  =============

Net asset value per unit
   January 1, 2004
   (June 4, 2004 for I shares)                 $    2,256.45   $  2,256.45                $ 2,098.87   $  2,098.87

Net profit (loss) per unit                            175.60        175.60                    365.10        365.10
                                               -------------   -----------                ----------   -----------

Net asset value per unit
   December 31, 2004                           $    2,432.05   $  2,432.05                $ 2,463.97   $  2,463.97
                                               =============   ===========                ==========   ===========

        The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.

                      (FORMERLY EVEREST FUTURES FUND, L.P.)

                          (An Iowa Limited Partnership)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2004

                                                                        MARKET        % OF
                                             EXPIRATION   NUMBER OF      VALUE      PARTNERS'
                                                DATES     CONTRACTS      (OTE)       CAPITAL
                                            ------------  ---------  ------------   ---------
LONG POSITIONS:

FUTURES POSITIONS
Interest rates                              Mar - Sep 05    1,040    $   (176,773)    -0.49%
Metals                                         Feb 05          84         (90,720)    -0.25%
Energy                                         Mar 05          76           4,375      0.01%
Agriculture                                    Mar 05          75         367,346      1.01%
Indices                                        Mar 05          76         104,275      0.29%
                                                                     ------------    ------
                                                                          208,503      0.57%
FORWARD POSITIONS
Currencies                                     Mar 05                   2,359,473      6.50%
                                                                     ------------    ------
  Total long positions                                                  2,567,976      7.07%
                                                                     ------------    ------

SHORT POSITIONS:

FUTURES POSITIONS
Interest rates                                 Mar 05          20          (1,875)    -0.01%
Energy                                         Mar 05          28          66,680      0.18%
Agriculture                                 Mar - May 05      443          60,605      0.17%
Indices                                        Mar 05          14         (90,207)    -0.25%
                                                                     ------------    ------
                                                                           35,203      0.10%
FORWARD POSITIONS
Currencies                                     Mar 05                    (389,750)    -1.07%
                                                                     ------------    ------
  Total short positions                                                  (354,547)    -0.97%
                                                                     ------------    ------
  Total open contracts                                                  2,213,429      6.09%

CASH AND CASH EQUIVALENTS                                              24,898,966     68.58%
CASH ON DEPOSIT WITH BROKERS                                            9,890,324     27.24%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                               (693,667)    -1.91%

NET ASSETS                                                           $ 36,309,052    100.00%
                                                                     ============    ======

        The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.

                      (FORMERLY EVEREST FUTURES FUND, L.P.)

                          (An Iowa Limited Partnership)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2003

                                                                            MARKET        % OF
                                              EXPIRATION    NUMBER OF        VALUE      PARTNERS'
                                                DATES       CONTRACTS        (OTE)       CAPITAL
                                             ------------   ---------    ------------   ---------
LONG POSITIONS:
FUTURES POSITIONS

Interest rates                               Mar - Sep 04      530       $   (117,961)    -0.35%
Metals                                       Feb - Mar 04      180            431,400      1.29%
Energy                                       Mar 04            235            174,704      0.52%
Agriculture                                  Mar 04            280             71,028      0.21%
Currencies                                   Dec 04            105             15,275      0.05%
Indices                                      Mar 04             35             36,089      0.11%
                                                                         ------------   -------
                                                                              610,535      1.82%
FORWARD POSITIONS

Currencies                                   Mar 04                         1,327,609      3.97%
                                                                         ------------   -------
   Total long positions                                                     1,938,144      5.79%
                                                                         ------------   -------

SHORT POSITIONS:

FUTURES POSITIONS
Indices                                      Mar 04              8            (49,918)    -0.15%

FORWARD POSITIONS
Currencies                                   Mar 04                          (218,071)    -0.65%
                                                                         ------------   -------
  Total short positions                                                      (267,989)    -0.80%
                                                                         ------------   -------
TOTAL OPEN CONTRACTS                                                        1,670,155      4.99%

CASH AND CASH EQUIVALENTS                                                  28,394,512     84.86%
CASH ON DEPOSIT WITH BROKERS                                                4,480,683     13.39%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                 (1,084,510)    -3.24%
                                                                         ------------   -------
NET ASSETS                                                               $ 33,460,840    100.00%
                                                                         ============   =======

      The accompanying notes are an integral part of these statements

                               EVEREST FUND, L.P.

                      (formerly Everest Futures Fund, L.P.)
                          (An Iowa Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Everest Fund, L.P., formerly Everest Futures Fund, L.P. (An Iowa Limited Partnership"), (the "Partnership) is a limited partnership organized in June 1988, under the Iowa Uniform Limited Partnership Act (the "Act") for the purpose of engaging in the speculative trading of commodity futures and options thereon and forward contracts (collectively referred to as "Commodity Interests"). The sole General Partner of the Partnership is Everest Asset Management, Inc. (the "General Partner"). The Partnership clears futures and options on futures trades through Cargill Investor Services, Inc. ("CIS" or the "Clearing Broker") and forward trading through CIS Financial Services, Inc. ("CISFS" or the "Forwards Currency Broker") (collectively referred to as the "Brokers").

On July 1, 1995, the Partnership recommenced its offering under a Regulation D, Rule 506 private placement. The private placement offering is continuing at a gross subscription price per unit equal to net asset value (NAV) per unit, plus an organization and offering cost reimbursement fee payable to the General Partner, and an on going compensation fee equal to 3% of the net asset value of Class A Units sold. The Class A Units (retail shares) continue to be charged an initial 1% Offering and Organization fee as a reduction to capital.

Effective June 4, 2004, the Partnership introduced a new share category, Class I Units or Institutional Units which have an ongoing Offering and Organization fee of 1/12 of 0.10% of the NAV per unit (as defined) per month. The private placement offering is continuing at a gross subscription price per unit equal to net asset value per unit, plus an organization and offering cost reimbursement to the General Partner, and an on going compensation fee equal to 1% of the net asset value of Class I Units sold.

CASH AND CASH EQUIVALENTS

Cash equivalents represent short-term highly liquid investments with maturities of 90 days or less and include money market accounts, securities purchased under agreements to resell, commercial paper, and U.S. Government and agency obligations with variable rate and demand features that qualify them as cash equivalents. These cash equivalents, with the exception of securities purchased under agreement to resell, are stated at amortized cost, which approximates fair value. Securities purchased under agreements to resell, with overnight maturity, are collateralized by U.S. Government and agency obligations, and are carried at the amounts at which the securities will subsequently be resold plus accrued interest.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year classifications.

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

                               EVEREST FUND, L.P.

                      (formerly Everest Futures Fund, L.P.)
                          (An Iowa Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET INCOME PER UNIT OF PARTNERSHIP INTEREST

NET INCOME PER UNIT OF PARTNERSHIP INTEREST IS THE DIFFERENCE BETWEEN THE NET ASSET VALUE PER UNIT AT THE BEGINNING AND END OF EACH PERIOD FOR BOTH CLASS A AND CLASS I UNITS.

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

Limited Partners may cause any or all of their units to be redeemed as of the end of any month at the month end net asset value on fifteen days' prior written notice to the Partnership, (for Class I Units, as of the end of any quarter on forty-five days' notice), or such lesser period as is acceptable to the Partnership. Although the Agreement does not permit redemptions for the first six months following a Limited Partner's admission to the Partnership, the Agreement does permit the Partnership to declare additional regular redemption dates. The Partnership will be dissolved on December 31, 2020, or upon the occurrence of certain events, as specified in the Limited Partnership agreement.

                               EVEREST FUND, L.P.

                      (formerly Everest Futures Fund, L.P.)
                          (An Iowa Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3- CONTRACTS AND AGREEMENTS

John W. Henry & Company, Inc. (JWH) began trading its Strategic Allocation Program with a trading allocation of $40 million on July 1, 2001. JWH receives a monthly management fee equal to 0.167% (2% annually) of the Partnership's month-end net asset value, (as defined), and a quarterly incentive fee of 20% of the Partnership's new net trading profits, (as defined). The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

Effective September 1, 2001, Mount Lucas Management Corporation ("MLM") was added as a trading advisor with an initial allocation of $10 million. This allocation represented notional funding for the Partnership. MLM received a monthly management fee of 0.0625% (0.75% annually) of the Partnership's month-end allocated assets (as defined). Effective February 2003, the management fee was reduced to 0.04167% (0.50% annually). As MLM uses the MLM Index - Unleveraged, they do not receive an incentive fee. MLM was terminated effective October 31, 2003.

Beginning in June 2003, JWH began trading JWH Global Analytics Program ("GAP"); Currency Strategic Allocation Program ("CSAP") and Worldwide Bond Program ("WBP") with a trading allocation of $27 million.

Effective November 2003, CIS charges the Partnership monthly brokerage commissions equal to 0.50% of the Partnership's Class A beginning-of-month net asset value. From May 2002 through October 2003, CIS charged the Partnership monthly brokerage commissions of either 0.5104% or 0.5156%, depending on the total amount which the Partnership had allocated to trading, including notional funding. Prior to May 2002, CIS charged the Partnership monthly brokerage commissions equal to 0.5052% of the Partnership beginning-of-month net asset value, (as defined). Prior to September 1, 2001, the monthly brokerage commission was 0.5%. The General Partner receives a management fee of approximately 83% of the brokerage commission charged by CIS. Effective June 2004, CIS charges the Partnership monthly brokerage commissions equal to 0.229% of the Partnership's Class I beginning-of month-net asset value (as defined). Net brokerage commissions are recorded in the statements of operations as a reduction of trading income and the amounts paid to the General Partner are recorded as management fees.

As of December 31, 2004 and 2003, JWH's allocation was approximately $36.3 and $33.5 million, respectively. and MLM's was approximately $0 and $26.6 million of notional funding, respectively. The General Partner may replace or add trading advisors at any time.

Approximately 99% of cash and cash equivalents at December 31, 2004 and 2003 are funds deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.

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

                               EVEREST FUND, L.P.

                      (formerly Everest Futures Fund, L.P.)
                          (An Iowa Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

Net trading income as reflected in the statement of operations reflects the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, and forward contracts.

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

                               EVEREST FUND, L.P.

                      (formerly Everest Futures Fund, L.P.)
                          (An Iowa Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

NOTE 6- FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the years ended December 31, 2004, 2003 and 2002. This information has been derived from information presented in the financial statements.

                                             I SHARES                     A SHARES
                                            -----------    -------------------------------------
                                              2004            2004          2003         2002
                                            -----------    ----------    ----------    ---------
PER UNIT OPERATING PERFORMANCE (1):

  Total income                              $    407.73    $   240.93    $   245.03    $   581.06
  Total expenses                                 (42.63)       (65.33)       (61.02)      (175.58)
                                            -----------    ----------    ----------    ----------

    Net increase in net asset value              365.10        175.60        184.01        405.48
      Net asset value, beginning of year
         (inception for I shares)              2,098.87    $ 2,256.45      2,072.44      1,666.96
                                            -----------    ----------    ----------    ----------
      Net asset value, end of year          $  2,463.97    $ 2,432.05      2,256.45    $ 2,072.44
                                            ===========    ==========    ==========    ==========

SELECTED FINANCIAL STATISTICS AND RATIOS:

Total return (2) (4)                              10.05%         7.78%         8.88%        24.32%
                                            ===========    ==========    ==========    ==========

Ratio to average net assets:
Trading Income                                     2.16%        10.64%        18.45%        30.69%
Expenses, not including incentive fee             (1.40)        (2.24)        (2.55)        (2.57)
Incentive fees (3)                                 0.44         (0.75)        (2.04)        (6.70)
Total expenses                                    (0.96)        (2.99)        (4.59)        (9.27)
Net income                                         1.20          7.64         13.86         21.42

(1) Selected data for a unit of beneficial interest outstanding throughout the year, or since inception for I shares.

(2) An individual partner's total returns and ratios may vary from the above returns based on the timing of contributions and withdrawals.

(3) Incentive fees accrued on units held as A shares were reversed due to losses after those units were transferred to I shares, resulting in a negative incentive fee for I shares.

(4)   I Shares have been annualized.

                               EVEREST FUND, L.P.
                      (formerly Everest Futures Fund, L.P.)
                          (An Iowa Limited Partnership)

                                 ACKNOWLEDGEMENT
                  YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

Acknowledgement
To the best of my knowledge and belief, the information contained here is accurate and complete.

/s/Peter Lamoureux
---------------------------------------
President
Everest Asset Management, Inc.
General Partner of Everest Fund, L.P.
(formerly Everest Futures Fund, L.P.)