Form 10-Q
period 2005-03-31
EVEREST FUND L P
filed 2005-05-16
CIK 837919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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

                                 Yes [X] No [ ]

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ending March 31, 2005

                           Fiscal Quarter    Year to Date      Fiscal Year       Fiscal Quarter     Year to Date
                           Ended 3/31/05     to 3/31/05       Ended 12/31/04     Ended 3/31/04      to 3/31/04
                           --------------    ------------     --------------     --------------     ------------
Statement of
 Financial Condition               X                                   X

Statement of Operations            X                  X                                   X                  X

Statement of Changes
 in Partners' Capital                                 X

Schedule of Investments                               X

Notes to Financial
 Statements                        X

See accompanying  notes to financial statements

                             THE EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        STATEMENT OF FINANCIAL CONDITION
                                    UNAUDITED

                                                                  MARCH 31, 2005    DEC 31, 2004
                                                                  --------------    ------------

                                ASSETS

Cash and cash equivalents                                         $   25,655,347    $ 24,898,966
Equity in Cargill Investor Services, Inc. trading accounts:
   Cash                                                                8,355,795       9,890,324
   Net unrealized trading gains on open contracts                        892,732       2,213,429
Interest receivable                                                      128,370         122,859
                                                                  --------------    ------------

      TOTAL ASSETS                                                $   35,032,243    $ 37,125,578
                                                                  ==============    ============

                   LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                            $      301,055    $    483,500
   Commissions payable                                                   127,549         141,451
   Advisor's management fee payable                                       56,849          59,145
   Advisor's incentive fee payable                                             0          85,111
   Accrued expenses                                                       33,276          47,319
                                                                  --------------    ------------

      TOTAL LIABILITIES                                                  518,729         816,526
                                                                  --------------    ------------

PARTNERS' CAPITAL:
   General partners, I shares ( 0 and 12.32 units outstanding)                            30,360
   Limited partners, A Shares (14,405.55 and 13,715.42 units
       outstanding)                                                   31,891,320      33,356,576
   Limited partners, I Shares (1,159.68 and 1,185.94 units
        outstanding)                                                   2,622,194       2,922,116
                                                                  --------------    ------------
      TOTAL PARTNERS' CAPITAL                                         34,513,514      36,309,052
                                                                  --------------    ------------

        TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $   35,032,243    $ 37,125,578
                                                                  ==============    ============

See accompanying notes to financial statements.

                             THE EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
              FOR THE PERIOD JANUARY 1, 2005 THROUGH MARCH 31, 2005

                                                       JAN 1, 2005      JAN 1, 2004
                                                         THROUGH          THROUGH
                                                      MARCH 31, 2005   MARCH 31, 2004
                                                      --------------   --------------
TRADING INCOME:
 Net realized trading gain (loss)
    on closed contracts                                $  (1,392,146)  $    2,332,948
 Change in net unrealized trading gain
   (loss)  on open contracts                              (1,267,306)         461,480
 Net foreign currency translation gain (loss)               (114,075)          34,765
 Brokerage Commissions                                      (499,992)        (498,791)
                                                      --------------   --------------

    NET TRADING INCOME                                    (3,273,519)       2,330,401

Interest income, net of cash management fees                 213,287           99,486
                                                      --------------   --------------

    TOTAL INCOME (LOSS)                                   (3,060,233)       2,429,888
                                                      --------------   --------------

EXPENSES:
 Management fees                                             169,021          173,951
 Incentive fees                                                    0          155,050
 Administrative expenses                                      20,166           13,417
                                                      --------------   --------------

 TOTAL EXPENSES                                              189,187          342,418
                                                      --------------   --------------

NET INCOME (LOSS)                                         (3,249,420)       2,087,470
                                                      ==============   ==============

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
 A SHARES, OUTSTANDING ENTIRE PERIOD                  ($      218.23)  $       143.50
                                                      ==============   ==============

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
 I SHARES, OUTSTANDING ENTIRE PERIOD                  ($      202.84)
                                                      ==============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             THE EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              FOR THE PERIOD JANUARY 1, 2005 THROUGH MARCH 31, 2005
                                    UNAUDITED

                                           UNITS         LIMITED PTRS     UNITS      LIMITED PTRS   GENERAL PTR
                                          A SHARES         A SHARES      I SHARES       I SHARES      I SHARES       TOTAL
                                         ----------      ------------   ----------   ------------   -----------   -----------
Partners' capital at Jan 1, 2005          13,715.42      $ 33,356,576     1,198.26   $  2,922,116   $    30,360   $36,309,052

Additional Units Sold                        906.45         2,017,381                                               2,017,381

Redemptions                                 (216.33)         (477,243)      (38.58)       (58,236)      (27,328)     (562,807)

Less Organizational and Offering Costs                                                       (692)                       (692)

Net profit (loss)                                          (3,005,394)                   (240,994)       (3,032)   (3,249,420)
                                         ----------      ------------   ----------   ------------   -----------   -----------

Partners' capital at March 31, 2005       14,405.55      $ 31,891,320     1,159.68   $  2,622,194   $         0   $34,513,514
                                         ==========      ============   ==========   ============   ===========   ===========

Net asset value per unit
  Jan 1, 2005                                            $   2,432.05                $   2,463.97    $ 2,463.97

Net profit (loss) per unit                                    (218.23)                    (202.84)      (246.07)
                                                         ------------                ------------   -----------

Net asset value per unit
  March 31, 2005 or at redemption for GP                 $   2,213.82                $   2,261.13   $  2,217.90

See accompanying notes to financial statements

                              THE EVEREST FUND, L.P
                          (AN IOWA LIMITED PARTNERSHIP)
                             SCHEDULE OF INVESTMENTS
                                 MARCH 31, 2005

                                                                                                                           % OF
                                       EXPIRATION                                                  MARKET                PARTNERS'
                                          DATES                 NUMBER OF CONTRACTS              VALUE (OTE)              CAPITAL
                                      -------------             -------------------         --------------------         ---------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                        Jun - Dec 05                      114                 $             78,598              0.23%
Energy                                May - Jul 05                      260                              882,589              2.56%
Agriculture                           May 05                            442                              562,577              1.63%
Indices                               Jun 05                             59                             (101,889)            -0.30%
                                                                                            --------------------         ---------

                                                                                                       1,421,875              4.12%
FORWARD POSITIONS
Currencies                            Jun 05                                                          (1,728,415)            -5.01%
                                                                                            --------------------         ---------
   Total long positions                                                                     $           (306,541)            -0.89%
                                                                                            --------------------         ---------
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                        Jun - Dec 05                      818                 $            153,889              0.45%
Agriculture                           May 05                            160                                3,488              0.01%
Currencies                            Mar 06                            140                               22,613              0.07%
Indices                               Jun 05                             20                                2,050              0.01%
                                                                                            --------------------         ---------
                                                                                                         182,039              0.53%
FORWARD POSITIONS
Currencies                            Jun 05                                                           1,017,234              2.95%
                                                                                            --------------------
  Total short positions                                                                     $          1,199,273              3.47%
                                                                                            --------------------         ---------
TOTAL OPEN CONTRACTS                                                                                     892,732              2.59%

CASH AND CASH EQUIVALENTS                                                                             25,655,347             74.33%
CASH ON DEPOSIT WITH BROKERS                                                                           8,355,795             24.21%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                                              (390,360)            -1.13%
                                                                                            --------------------         ---------
NET ASSETS                                                                                  $         34,513,514            100.00%
                                                                                            ====================         =========

See accompanying notes to financial statements

                               EVEREST FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005

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

The initial public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $109,636,287 for 57,717.42 Units of Class A Units sold July 1, 1995 through March 31, 2005 and a total of $2,946,627 for 1,198.26 Units of Class I Units sold March 31, 2005 net of offering costs. On March 29, 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Everest II). In July 2000, the Partnership redeemed approximately 50% of its assets from Everest II. Effective as of the close of business August 31, 2000, the Partnership liquidated its remaining investment in Everest II. Effective June 4, 2004, the Partnership introduced a new share category, Class I Units, or Institutional Units which have an ongoing Offering and Organization fee of 1/12 of 0.10% of the NAV per unit per month. The Class A Units, (retail shares) continue to be charged an initial 1% Offering and Organization fee as a reduction to capital.

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

Reclassifications

Certain prior year amounts have been reclassified for conform to the current year classifications.

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

As of March 31, 2005, the Partnership had approximately $34.5 million in net assets. As of March 31, 2005, JWH's allocation was approximately $34.5 million. The General Partner may replace or add trading advisors at any time.

A substantial portion of assets are deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon will receive a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.

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

(6)FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the three months ended March 31, 2005. Total return is calculated as the change in a theoretical limited partner's investment over the entire period. An individual partner's total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.

                                                          3/31/05       3/31/04
Total return:                        A Shares              8.97%        6.36%
                                     I Shares              8.23%
Ratio to average net assets:
                Total income         A Shares             -8.84%        6.12%
                                     I Shares             -8.39%

Expenses, excluding incentive fees:
                                     A Shares              0.54%        0.55%
                                     I Shares              0.58%

Incentive fees                                             0.00%        0.45%

Total expenses
                                     A Shares              0.54%        0.99%
                                     I Shares              0.58%

The total income and general and expense ratios are computed based upon the weighted average net assets for the Partnership for the period ended March 31, 2005.

(7) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                       FISCAL QUARTER ENDED MARCH 31, 2005

The Partnership recorded a loss of $3,249,420 or $218.23 per Unit of Class A Units ($202.84 for Class I Units) for the first quarter of 2005. This compares to a gain of $2,087,470 or $143.50 per Class A Unit for the first quarter of 2004. The first quarter 2005 showed a loss of 8.97% for the Class A Units of the fund (a loss of 8.23% for the Class I Units).

The Partnership continued to employ John W. Henry & Company, Inc.'s (JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program.

Class A Units were negative 6.29% for January 2005 resulting in a net asset value per unit of $2,279.03 as of January 31, 2005. The Fund's performance was negative in January. While both the fixed-income and agricultural sectors had gains for the month, they weren't enough to offset the losses in other sectors. The Fund's underperformance was driven by the strength of the US dollar, which rebounded from last year's weakening trend. The dollar's sudden turnaround was the dominant factor that drove most market sectors during the month, and therefore resulted in the overall loss for the program.

A significant portion of January's loss was directly related to the strength of the US dollar against most major currencies. The weak US dollar trend, which had dominated the markets during the second half of last year, began to reverse itself as market expectations of a Yuan revaluation by the Chinese central bank began to diminish. The largest gain was achieved in the Brazilian real, while the largest loss occurred in the euro.

Trading in both metals and stock indices were also negative during the month. The loss in metals was due to the weakness in both gold and silver. Gold, which recently has had a strong inverse relationship with the US dollar, came under pressure as the US dollar strengthened throughout the month. The Fund's returns in the indices sector further hindered performance. The loss in indices resulted from a sell off in world equity markets as stocks weakened because energy prices rose during the month. The largest gain in the indices sector was achieved in the Eurostoxx 50, while the largest loss occurred in the Nasdaq e-mini.

Higher prices in energies led to negative performance in this sector. In addition to the events in the Middle East, weather dominated the sector's price action. Oil prices surged as colder-than-expected weather, as well as a blizzard, moved into the eastern U.S., which accounts for 80 percent of residential heating oil usage.

Both the agricultural and fixed income sectors provided positive returns. Wheat helped returns as prices fell to a 20-month low after a report showed that U.S. exports slowed when the European Union indicated it would subsidize exports of the grain for the first time since June 2003. Corn slightly boosted returns as prices fell to the lowest level since June 2001 on slumping demand for record supplies in the U.S., which is the world's largest producer and exporter of the grain. In addition, in the fixed income sector the Japanese Government bonds
(JGBs) rose during the month after Japanese government reports showed household spending and industrial production fell. However, the positive returns in both sectors were not enough to offset losses in the rest of the fund. The largest gain in the agricultural sector was achieved in wheat, while the largest loss occurred in cotton. In the fixed income sector the largest gain was achieved in the JGBs, while the largest loss occurred in the Australian 10-year bond.

Class I Units for January 2005 were also negative with a loss of 6.03% resulting in a net asset value per unit of $2,315.40. While both the fixed-income and agricultural sectors had gains for the month, they weren't enough to offset the losses in other sectors. The Fund's underperformance was driven by the strength of the US dollar, which rebounded from last year's weakening trend. The dollar's sudden turnaround was the dominant factor that drove most market sectors during the month, and therefore resulted in the overall loss for the program. A significant portion of January's loss was directly related to the strength of the US dollar against most major currencies.

The Class I Units are traded with the same program as the Class A Units above.

Class A Units showed a loss of 4.47% resulting in a net asset value per unit of $2,177.09 as of February 28, 2005. The Fund's performance was negative in February. While both stock indices and the energy sectors had gains for the month, it wasn't enough to offset the combined losses in the other sectors traded. The Fund's underperformance was driven by the apparent end to some long-term trends in the global fixed-income market and the unfavorable performance in the currency sector.

A significant portion of February's losses was directly related to the fixed-income sector as the European, Japanese and U.S. bond markets sold off. The catalyst for the dramatic move higher in world interest rates was the cumulative effect of various events and economic data released during the month.

Currencies were the other main contributor to the Fund's losses as the weakness of the Japanese yen against the U.S. dollar during the first half of February hurt performance. On February 10th, the U.S. dollar rose to a three-month high against the yen after a Commerce Department report showed the U.S. trade deficit narrowed in January from a previous record high. The recent dollar strength began six days earlier when Chairman Alan Greenspan predicted that the deficit in the U.S. current account, the broadest measure of trade, may shrink. The energy sector had positive returns and was the Fund's best performing sector. Energies rallied as commodity prices surged to a 24-year high due to signs of growing global demand for everything energy-related. The International Energy Agency raised its prediction for global consumption, and forecasts of colder temperatures across Europe and the U.S. which also helped to drive energy prices even higher. All components of this sector were positive with the largest gain achieved in London gas oil.

The Fund's three other sectors, indices, metals, and agriculture all had relatively little effect on overall performance during the month. Indices posted gains as the Nikkei rallied throughout the month on hopes that quicker U.S. growth would help Japan start an export-led economic recovery. The metals sector posted negative returns, as inflation fears in the U.S. pushed gold prices higher. All components of this sector were negative with the largest loss coming from silver. Lastly, agriculture was slightly negative, as profits from the rally in NY coffee caused by forecasts of a dry season in Brazil, was offset by losses in various other agricultural markets.

For Class I the fund showed a loss of 4.21% in February. The net asset value per unit was $2,217.90 as of February 28, 2005. While both stock indices and the energy sectors had gains for the month, it wasn't enough to offset the combined losses in the other sectors traded. The Fund's underperformance was driven by the apparent end to some long-term trends in the global fixed-income market and the unfavorable performance in the currency sector.A significant portion of February's losses was directly related to the fixed-income sector as the European, Japanese and U.S. bond markets sold off. The catalyst for the dramatic move higher in world interest rates was the cumulative effect of various events and economic data released during the month. Currencies were the other main contributor to the Fund's losses as the weakness of the Japanese yen against the U.S. dollar during the first half of February hurt performance.

Class A Units showed a gain of 1.69% resulting in a net asset value per unit of $2,213.82 as of March 31, 2005. The Fund's performance was positive for the month of March. The energy sector exhibited strong returns and the agricultural sector also contributed to the Fund's positive performance. The combined positive performance in these two sectors was able to offset the losses suffered in the other sectors. Continuing worries over supply drove profits in energies, while a strengthening U.S. dollar, as well as increasing inflation fears dominated performance in most other sectors.

The energy sector was the Fund's best performing sector as crude oil and gasoline surged to near all-time highs on speculation that rising domestic demand may outpace U.S. refinery production during peak summer demand resulting in strained global oil supplies.

The Fund's performance in the agriculture sector was profitable for the month. The Fund was able to benefit from rising New York coffee prices as production declined and stocks held by roasters and producers fell to their lowest level in 15 years. These profits combined with profits from cotton and London coffee were enough to offset the negative returns in other markets within the sector.

Currencies were the most unprofitable sector during the month. The single most influential factor driving performance in this sector was the U.S. dollar. At the start of the month, the dollar weakened against other major currencies as the U.S. trade deficit widened to $58.3 billion, the second-highest level ever. However, the weakening trend reversed itself as the price of oil soared and the yield on the benchmark 10-year Treasury note rose to its highest level in seven months. Furthermore, demand for the greenback increased when the Federal Reserve raised borrowing costs by a quarter percentage point for a seventh time since last June and indicated that inflation pressures were picking up. The largest gain in this sector was achieved in the Japanese yen, while the largest loss occurred in the Swiss franc.

The Fund was unprofitable in the fixed income sector for the month as European and Domestic markets sold off and the Japanese bond markets rallied. Increases in both energy prices and inflation expectations were the catalyst for the dramatic move higher in most of the world interest rates. The largest gain in this sector was achieved in the U.S. ten-year note, while the largest loss occurred in the bund.

Metals had losses for the Fund during March, as gold and silver were driven by the volatility in the U.S. dollar during the month. Precious metals tend to have an inverse relationship with the U.S. dollar. Thus, as the dollar weakened at the beginning of the month gold and silver strengthened; and as the dollar rallied, gold sold off when the dollar became a more attractive asset to hold. All components of this sector were negative, with the largest loss coming from silver.

Performance in stock indices was slightly down for the month as equity markets weakened around the world. Higher bond yields and oil prices made equities less attractive to investors as inflationary pressures started to weigh on the global economy.

Class I Units showed a gain of 1.95% resulting in a net asset value per unit of $2,261.13 as of March 31, 2005. The energy sector exhibited strong returns and the agricultural sector also contributed to the Fund's positive performance. The combined positive performance in these two sectors was able to offset the losses suffered in the other sectors. Continuing worries over supply drove profits in energies, while a strengthening U.S. dollar, as well as increasing inflation fears dominated performance in most other sectors. The energy sector was the Fund's best performing sector as crude oil and gasoline surged to near all-time highs on speculation that rising domestic demand may outpace U.S. refinery production during peak summer demand resulting in strained global oil supplies.

The Everest Fund, L.P. Class A experienced a net loss of 8.97% for the first quarter of 2005. The Class I Units experienced a net loss of 8.23% for the same period.

During the first quarter, additional Units sold consisted of 906.45 limited partnership Units; there were zero general partnership Units sold during the quarter. Additional Units sold during the quarter represented a total of $2,017,381. Investors redeemed a total of 242.589 Units during the quarter and the General Partner redeemed 12.32 Units. At the end of the quarter there were 14,405.55 Units outstanding (including 0 Units owned by the general partner).

During the fiscal quarter ended March 31, 2005, the Partnership had no credit exposure to a counterparty, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

                                ABOUT MARKET RISK

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days of the date of this report an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

              See Part I, Statement of Changes in Partner's Capital

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

                               EVEREST FUND, L.P.

Date: May 10, 2005           By:  Everest Asset Management, Inc.,
                                             its General Partner

                                         By: /s/ Peter Lamoureux
                                             -----------------------------------

                                             Peter Lamoureux
                                             President

                                  EXHIBIT INDEX

Exhibit Number     Description of Document                           Page Number
-------------      ----------------------------------------------    -----------
   31              Certification by Chief Executive Officer
                   and Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002      E-  1-2

   32              Certification by Chief Executive Officer
                   and Chief Financial Officer  Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002      E - 3