Form 10-Q
period 2005-06-30
EVEREST FUND L P
filed 2005-08-15
CIK 837919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

                               Yes   X   No
                                   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No   X
                                   -----    -----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Following are Financial Statements for the fiscal quarter ending June 30, 2005

                          Fiscal Quarter   Year to Date     Fiscal Year    Fiscal Quarter   Year to Date
                           Ended 6/30/05    to 6/30/05    Ended 12/31/04    Ended 6/30/04    to 6/30/04
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

Statement of Changes
   in Partners' Capital                          X

Schedule of Investments                          X

Notes to Financial
   Statements                    X

See accompanying  notes to financial statements

                             THE EVEREST FUND, L.P.

                          (AN IOWA LIMITED PARTNERSHIP)

                        STATEMENT OF FINANCIAL CONDITION

                                    UNAUDITED

                                                                 JUNE 30, 2005   DEC 31, 2004
                                                                 -------------   ------------
                       ASSETS
Cash and cash equivalents                                         $25,385,617     $24,898,966
Equity in Cargill Investor Services, Inc. trading accounts:
   Cash                                                             9,175,241       9,890,324
   Net unrealized trading gains on open contracts                   2,821,386       2,213,429
Interest receivable                                                   162,011         122,859
                                                                  -----------     -----------
      TOTAL ASSETS                                                $37,544,254     $37,125,578
                                                                  ===========     ===========

             LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                            $ 1,298,249     $   483,500
   Commissions payable                                                138,466         141,451
   Advisor's management fee payable                                    60,757          59,145
   Advisor's incentive fee payable                                          0          85,111
   Accrued expenses                                                    27,201          47,319
                                                                  -----------     -----------
      TOTAL LIABILITIES                                             1,524,675         816,526
                                                                  -----------     -----------

PARTNERS' CAPITAL:
   General partners, I shares (0 and 12.32 units outstanding)               0          30,360
   Limited partners, A Shares (14,244.22 and 13,715.42 units
      outstanding)                                                 33,145,508      33,356,576
   Limited partners, I Shares (1,199.96 and 1,185.94 units
      outstanding)                                                  2,874,072       2,922,116
                                                                  -----------     -----------
      TOTAL PARTNERS' CAPITAL                                      36,019,580      36,309,052
                                                                  -----------     -----------
         TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $37,544,254     $37,125,578
                                                                  ===========     ===========

See accompanying notes to financial statements.

                              THE EVEREST FUND L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE PERIOD JANUARY 1, 2005 THROUGH JUNE 30, 2005

                                               APRIL 1, 2005    JAN 1, 2005          APRIL 1, 2004         JAN 1, 2004
                                                  THROUGH         THROUGH               THROUGH              THROUGH
                                               JUNE 30, 2005   JUNE 30, 2005         JUNE 30, 2004        JUNE 30, 2004
                                               -------------   -------------   ------------------------   -------------
TRADING INCOME:
Net realized trading gain (loss)
   on closed contracts                          $  246,241      $(1,145,905)          $(3,621,424)         $(1,288,476)
Change in net unrealized trading gain
   (loss)  on open contracts                     1,891,027          623,722            (2,487,856)          (2,026,376)
Net foreign currency translation gain (loss)        69,253          (44,823)               (9,828)              24,937
Brokerage Commissions                             (482,857)        (982,849)             (498,467)            (997,258)
                                                ----------      -----------           -----------          -----------
   NET TRADING INCOME                            1,723,664       (1,549,855)           (6,617,575)          (4,287,174)
Interest income, net of cash management fees       242,367          455,653               109,207              208,693
                                                ----------      -----------           -----------          -----------
   TOTAL INCOME (LOSS)                           1,966,031       (1,094,202)           (6,508,368)          (4,078,480)
                                                ----------      -----------           -----------          -----------

EXPENSES:
   Management fees                                 171,220          340,241               155,297              329,248
   Incentive fees                                        0                0                     0              155,050
   Administrative expenses                          13,658           33,824                16,667               30,084
                                                ----------      -----------           -----------          -----------
   TOTAL EXPENSES                                  184,878          374,065               171,964              514,382
                                                ----------      -----------           -----------          -----------
NET INCOME (LOSS)                               $1,781,153      $(1,468,267)          $(6,680,332)         $(4,592,862)
                                                ==========      ===========           ===========          ===========

NET INCOME (LOSS) PER UNIT OF
   PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD          $   113.12         ($105.11)             ($443.36)            ($299.86)
                                                ==========      ===========           ===========          ===========

NET INCOME (LOSS) PER UNIT OF
   PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD          $   134.00          ($68.84)             ($137.75)
                                                ==========      ===========           ===========
                                                                               (June 4 - June 30, 2004)

See accompanying notes to financial statements.

                             THE EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

              FOR THE PERIOD JANUARY 1, 2005 THROUGH JUNE 30, 2005

                                    UNAUDITED

                                              UNITS     LIMITED PTRS     UNITS    LIMITED PTRS   GENERAL PTR
                                            A SHARES      A SHARES     I SHARES     I SHARES       I SHARES       TOTAL
                                           ----------   ------------   --------   ------------   -----------   -----------
PARTNERS' CAPITAL AT JAN 1, 2005           13,715.42     33,356,576    1,198.26     2,922,116     $  30,360    $36,309,052
ADDITIONAL UNITS SOLD                       1,716.55      3,821,400       40.28        90,822                    3,912,222
REDEMPTIONS                                (1,187.75)    (2,646,524)     (38.58)      (58,236)      (27,328)    (2,732,088)
LESS ORGANIZATIONAL AND OFFERING COSTS                                                 (1,339)                      (1,339)
NET PROFIT (LOSS)                                        (1,385,945)                  (79,290)       (3,032)    (1,468,267)
                                           ---------    -----------    --------    ----------     ---------    -----------
PARTNERS' CAPITAL AT JUNE 30, 2005         14,244.22    $33,145,508    1,199.96    $2,874,072     $       0    $36,019,580
                                           =========    ===========    ========    ==========     =========    ===========
NET ASSET VALUE PER UNIT
   JAN 1, 2005                                          $  2,432.05                $ 2,463.97     $2,463.97
NET PROFIT (LOSS) PER UNIT                                  (105.11)                   (68.84)      (246.07)
                                                        -----------                ----------     ---------
NET ASSET VALUE PER UNIT
   JUNE 30, 2005 OR AT REDEMPTION FOR GP                $  2,326.94                $ 2,395.13     $2,217.90

See accompanying notes to financial statements.

                                EVEREST FUND, L.P
                          (AN IOWA LIMITED PARTNERSHIP)
                             SCHEDULE OF INVESTMENTS
                                  JUNE 30, 2005

                                                                                                        % OF
                                                                                      MARKET VALUE   PARTNERS'
                                             EXPIRATION DATES   NUMBER OF CONTRACTS       (OTE)       CAPITAL
                                             ----------------   -------------------   ------------   ---------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                               Sep 05 - Mar 06           1,388          $   836,651        2.32%
Metals                                       Aug 05                       32              (19,200)      -0.05%
Energy                                       Sep 05 - Oct 05             265              287,354        0.80%
Agriculture                                  Sep 05 - Dec 05             485             (373,348)      -1.04%
Currencies                                   Jun 06                      111                5,675        0.02%
Indices                                      Sep 05                       72               44,752        0.12%
                                                                                      -----------      ------
                                                                                          781,883        2.17%

FORWARD POSITIONS
Currencies                                   Sep 05                                      (279,867)      -0.78%
                                                                                      -----------      ------
   Total long positions                                                               $   502,016        1.39%
                                                                                      -----------      ------

SHORT POSITIONS:
FUTURES POSITIONS
Agriculture                                  Sep 05 - Dec 05              70          $    96,180        0.27%
Indices                                      Sep 05                       10                3,300        0.01%
                                                                                      -----------      ------
                                                                                           99,480        0.28%

FORWARD POSITIONS
Currencies                                   Sep 05                                     2,219,890        6.16%
                                                                                      -----------      ------
   Total short positions                                                              $ 2,319,370        6.44%
                                                                                      -----------      ------
TOTAL OPEN CONTRACTS                                                                    2,821,386        7.83%

CASH AND CASH EQUIVALENTS                                                              25,385,617       70.48%
CASH ON DEPOSIT WITH BROKERS                                                            9,175,241       25.47%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                             (1,362,664)      -3.78%
                                                                                      -----------      ------
NET ASSETS                                                                            $36,019,580      100.00%
                                                                                      ===========      ======

See accompanying notes to financial statements.

                               EVEREST FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2005

(1)  GENERAL INFORMATION AND SUMMARY

Everest Fund, L.P. (the "Partnership" or the "Fund") is a limited partnership organized on June 20, 1988 under the Iowa Uniform Limited Partnership Act (the
Act). The business of the Partnership is the speculative trading of commodity futures contracts and other commodity interests, including forward contracts on foreign currencies ("Commodity Interests") either directly or through investing in other, including subsidiary, partnerships, funds or other limited liability entities. The Partnership commenced its trading operations on February 1, 1989 and its general partner is Everest Asset Management, Inc. (the "General Partner") a Delaware corporation organized in December 1987.

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

The initial public offering of the Partnership's units of limited partnership interest ("Units") commenced on or about December 6, 1988. On February 1, 1989, the initial offering period for the Partnership was terminated, by which time the Net Asset Value of the Partnership was $2,140,315.74. Beginning February 2, 1989, an extended offering period commenced which terminated on July 31, 1989, by which time a total of 5,065.681 Units of Limited Partnership Interest were sold. Effective May 1995 the Partnership ceased to report as a public offering. On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement, which continues to the present with a total of $111,440,306 for 58,527.52 Units of Class A Units sold July 1, 1995 through June 30, 2005 and a total of $3,037,449 for 238.54 Units of Class I Units sold through June 30, 2005, net of offering costs. On March 29, 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P. (Everest II). In July 2000, the Partnership redeemed approximately 50% of its assets from Everest II. Effective as of the close of business August 31, 2000, the Partnership liquidated its remaining investment in Everest II. Effective June 4, 2004, the Partnership introduced a new share category, Class I Units, or Institutional Units which have an ongoing Offering and Organization fee of 1/12 of 0.10% of the NAV per unit per month. The Class A Units, (retail shares) continue to be charged an initial 1% Offering and Organization fee as a reduction to capital.

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

As of June 30, 2005, the Partnership had approximately $36.0 million in net assets. As of June 30, 2005, JWH's allocation was approximately $36.0 million. The General Partner may replace or add trading advisors at any time.

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

(6) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the six months ended June 30, 2005. Total return is calculated as the change in a theoretical limited partner's investment over the entire period. An individual partner's total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.

                                         6/30/05   6/30/04
                                         -------   -------
   Total return:   A Shares               -4.32%   -13.29%
                   I Shares               -2.79%    -6.56%

Ratio to average net assets:
   Total income    A Shares                4.36%   -13.93%
                   I Shares                3.09%

   Expenses, excluding incentive fees:
                   A Shares                1.09%     1.09%
                   I Shares                1.13%

   Incentive fees                          0.00%     0.47%

   Total expenses
                   A Shares                1.09%     1.56%
                   I Shares                1.13%

The total income and general and expense ratios are computed based upon the weighted average net assets for the Partnership for the period ended June 30, 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                       FISCAL QUARTER ENDED JUNE 30, 2005

The Partnership recorded a gain of $1,781,153 or $113.12 per Unit of Class A Units ($134.00 for Class I Units) for the second quarter of 2005. This compares to a loss of $6,680,337 or $443.36 per Class A Unit for the second quarter of 2004 ($137.75 for I shares from inception to June 30, 2004). The second quarter 2005 showed a gain of 5.11% for the Class A Units of the fund (a gain of 5.93% for the Class I Units).

The Partnership continued to employ John W. Henry & Company, Inc.'s (JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program.

Class A Units were negative 6.97% for April 2005 resulting in a net asset value per unit of $2,059.50 as of April 30, 2005.

The Fund's performance was negative for the month of April. Fixed-income was the only sector that was positive for the month. However, this positive performance was not enough to offset the losses in the other sectors. The Fund's underperformance was driven by the Federal Reserve changing its view on inflationary pressures. Economic data released in March showed a pickup in inflation within the U.S. due to recent higher energy prices, even as other reports indicated that an economic slowdown was more pronounced than the markets had expected. Such divergent statistics, combined with increased speculation over a possible Chinese yuan revaluation, led to unfavorable and trendless markets for the Fund.

     The fixed income sector posted positive returns during the month. The majority of the sector's gains came from the strength in Germany's and Japan's fixed-income markets. The energy sector was the most unprofitable sector during the month. Energies which had been trending higher experienced a sudden turnaround as supplies increased and OPEC boosted output in an effort to lower prices and to ensure adequate inventories to meet summer fuel demands. Crude oil prices plunged 15 percent after recording a high on April 4th, as U.S. supplies jumped. Currencies also contributed to the Fund's underperformance during April. This was mainly due to the Japanese yen. The Japanese yen strengthened against the dollar after a state-sponsored newspaper in China said the government may let the yuan peg trade more freely. A stronger Chinese yuan could make China's exports less competitive compared with those from Japan and other Asian countries, giving those nations room to let their currencies appreciate versus the dollar. Stock indices were also down for the month as volatility dominated the equity markets around the world. IBM and 3M led the decline after missing earnings estimates, while energy shares, such as Exxon Mobil Corp., fell along with oil prices. The metals and agricultural sectors were unprofitable for the month.

Class I Units were negative 6.71% for April 2005 resulting in a net asset value per Unit of $2109.44 as of April 30, 2005.

The Fund's Class I under performance for April was driven by the Federal Reserve changing its view on inflationary pressures. Economic data released in March showed a pickup in inflation within the U.S. due to recent higher energy prices, even as other reports indicated that an economic slowdown was more pronounced than the markets had expected. Such divergent statistics, combined with increased speculation over a possible Chinese yuan revaluation, led to unfavorable and trendless markets for the Fund.

Class A Units were up 6.53% for May 2005 resulting in a net asset value per unit of $2,193.98 as of May 31, 2005.

The currency and fixed-income sectors led profitability with robust gains that were more than enough to offset lackluster returns in the other sectors. The substantial gains in currencies came at the expense of the euro and Swiss franc. France's rejection of the European Union Constitution drove the currency's weakness. In the fixed-income sector, a slowing European economy, as well as diminishing fears about inflation in the U.S., were the key factors that also drove performance for the month.

The currency sector was the Fund's strongest performer for the month, as the euro fell to a seven-month low against the U.S. dollar and weakened against most other major currencies. France's rejection of the European Union constitution was the catalyst for the euro's dramatic move lower. The fixed-income sector was the Fund's other solid performer, as both European and American bonds rose during the month. The benchmark German 10-year bund rose to a record high, as market conjecture grew that the European Central Bank (ECB) would have to cut interest rates as the European economy slowed. Further supporting the rally in the German bund was the expected negative economic effects from the rejection of the European Union Constitution in France. Meanwhile, U.S. Treasuries also rallied as the 10-year note broke 4% for the first time since February. U.S. fixed-income advanced on diminished inflation fears and on the downgrade of both GM's and Ford's credit ratings to below investment grade. The Fund's performance in the metals sector was slightly positive during the month as volatility in various markets limited the Fund's ability to achieve returns. The Fund was able to benefit as gold traded near a three-month closing low as the U.S. dollar strengthened.

The energy sector was negative, as energies weakened for the majority of the month. Performance in the agriculture sector was negative for the month as trading in cotton, NY coffee and CBOT wheat affected returns. Global Stock Indices were negative for the month. Most of the world indices were higher on the month, which was the cause of the sector's underperformance. Stock indices rallied worldwide on lower inflation expectations: however, news of Ford's and GM's credit rating downgrades caused the markets to trade lower before recovering to end the month stronger.

Overall the Fund's performance was very strong for the month of May as JWH's systematic trend following approach was able to profit as new trends emerged.

Class I Units were up 6.79% for May 2005 resulting in a net asset value per unit of $2,252.70 as of May 31, 2005.

In May the Class I result came from the currency and fixed-income sectors with robust gains that were more than enough to offset lackluster returns in the other sectors. The substantial gains in currencies came at the expense of the euro and Swiss franc. France's rejection of the European Union Constitution drove the currency's weakness. In the fixed-income sector, a slowing European economy, as well as diminishing fears about inflation in the U.S., were the key factors that also drove performance for the month. The currency sector was the Fund's strongest performer for the month, as the euro fell to a seven-month low against the U.S. dollar and weakened against most other major currencies. The fixed-income sector was the Fund's other solid performer, as both European and American bonds rose during the month.

Class A Units were up 6.06% for June 2005 resulting in a net asset value per unit of $2,326.94 as of June 30, 2005.

The currency and fixed income sectors led profitability on the strength of the U.S. dollar and the global fixed income markets. These gains were mainly due to the U.S. Federal Reserve raising interest rates another quarter point to 3.25 percent and reiterating its intention to continue to raise rates at a "measured" pace. Hindering performance was volatility in the metals and agriculture sectors.

The currency sector was the Fund's strongest performer for the month. The U.S. dollar posted its largest quarterly gain against the euro since 2001 and rose against the yen as the market anticipated the quarter point increase by the Federal Reserve on June 30th. The dollar also benefited from the yield advantage against the Japanese yen, Swiss franc and the euro.

The fixed income sector was the Fund's other solid performer, as global bond markets continued to rally. The majority of the sector's gains came from the strength in both Germany's and Japan's fixed income markets.

The energy sector was profitable for the month as volatility dominated these markets. The entire sector rallied during the first half of the month as expectations increased that global demand for oil would reach a record
86.4 million barrels a day in the 4th quarter. As a result, oil for August delivery hit a record high $60.95 a barrel during the month. However, energy prices fell towards the end of the month as many speculators booked profits in addition to an Energy Department report that supplies unexpectedly surged as refineries increased production of gasoline and other fuels. Most components of this sector were positive; however the loss from natural gas hindered the sector's returns.

Metals were negative for the month as volatility also hurt this sector's performance. Gold rose for the majority of the month as crude oil surged, boosting the precious metal as a hedge against inflation. However, towards the later part of the month gold fell as the U.S. dollar strengthened and the U.S. Federal Reserve raised interest rates. Higher interest rates make holding gold and silver less attractive because the metals have no fixed returns, unlike bonds. All components of this sector were negative during the month. Performance in the agriculture sector was down for the month as trading in cotton, CBOT wheat and soybeans hindered returns.

Performance was slightly positive in global stock indices during the month. Overall, stocks fell during the month as the Federal Reserve raised its benchmark interest rate for the ninth time this year and signaled that more increases were to come.

In conclusion, performance was positive for the month of June as the Fund continued to profit from strong trends that started to emerge in May. The fixed income and currency sectors once again led profitability.

Class I Units were up 6.32% for June 2005 resulting in a net asset value per unit of $2,395.13 as of June 30, 2005.

In June the Class I gain came again from the currency and fixed income sectors' profitability on the strength of the U.S. dollar and the global fixed income markets. These gains were mainly due to the U.S. Federal Reserve raising interest rates another quarter point to 3.25 percent and reiterating its intention to continue to raise rates at a "measured" pace. Hindering performance was volatility in the metals and agriculture sectors. The currency sector was the Fund's strongest performer for the month.

On June 22, 2005, CIS and Refco Group Ltd., LLC, ("Refco") a provider of execution and clearing services for exchange-traded derivatives and one of the world's largest independent derivative brokers, announced that they had entered into a definitive agreement for Refco to acquire the global brokerage operations of CIS, the current clearing broker for the Everest Fund. After the closing, the futures broker for the Fund will be Refco, LLC, a wholly-owned subsidiary of Refco Group Ltd., LLC and a registered futures commission merchant. The transaction will close upon receipt of necessary regulatory approvals and satisfaction of other contractual closing conditions. to The General Partner will inform the Fund's investors when and if this transaction is finalized. The General Partner does not anticipate that the change will negatively impact the Fund's business in any way.

During the reporting period, additional Units sold consisted of 850.37 limited partnership Units; there were no general partnership Units sold during the period. Additional Units sold during the period represented a total of $1,894,841. Investors redeemed a total of 971.42 Units during the period and the General Partner redeemed no Units. At the end of the period there were 15,444.18 Units outstanding (including zero Units owned by the General Partner).

During the fiscal quarter ended June 30, 2005, the Partnership had no credit exposure to a counterparty, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.

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

                       FISCAL QUARTER ENDED JUNE 30, 2004

The Partnership recorded a loss of $6,680,332 or $443.36 per Unit of Class A Units ($137.75 for Class I Units) for the second quarter of 2004. This compares to a gain of $230,943 or $18.77 per Unit for the second quarter of 2003. The second quarter 2004 showed a loss of 18.47% for the Partnership.

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

During the reporting period, additional Units sold consisted of 1,050.59 limited partnership Units; there were 11.91 general partnership Units sold during the period. Additional Units sold during the period represented a total of $ 2,221,077. Investors redeemed a total of 1,146.35 Units during the period and the General Partner redeemed zero Units. At the end of the period there were 14,842.64 Units outstanding (including 12.33 Units owned by the General Partner).

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

For Class I, the Fund showed a loss of 4.21% in February. The net asset value per unit was $2,217.90 as of February 28, 2005. Stock indices and energy sector gains for the month did not offset the combined losses in the other sectors traded. The Fund's underperformance was driven by the apparent end to some long-term trends in the global fixed-income market and the unfavorable performance in the currency sector. A significant portion of February's losses was directly related to the fixed-income sector as the European, Japanese and U.S. bond markets sold off. The catalyst for the dramatic move higher in world interest rates was the cumulative effect of various events and economic data released during the month. Currencies were the other main contributor to the Fund's losses as the weakness of the Japanese yen against the U.S. dollar during the first half of February hurt performance.

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

Precious metals had losses for the Fund during March 2005, as gold and silver were driven by the volatility in the U.S. dollar during the month. Precious metals tend to have an inverse relationship with the U.S. dollar. Thus, as the dollar weakened at the beginning of the month gold and silver strengthened; and as the dollar rallied, gold sold off when the dollar became a more attractive asset to hold. All components of this sector were negative, with the largest loss coming from silver.

The Fund's performance in stock indices was slightly down for the month as equity markets weakened around the world. Higher bond yields and oil prices made equities less attractive to investors as inflationary pressures started to weigh on the global economy.

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

The Partnership's largest gains came from the agricultural sector with gains in the fall of cotton prices and gains from the rising prices of grains. The metals sector was the second most profitable sector with silver and gold moving higher despite the US dollar strengthening. Energies were also profitable in March with geopolitical risks and OPEC's policies helping crude oil and related products maintain lofty price levels. Global stock indices were also positive as most global indices went down in the first half of the month but recovered in the later half in reaction to favorable economic data. Profits were posted in the fixed income sector as well, as employment data sent bond prices higher (and rates lower), with the exception of Japan. The currency sector was unprofitable with action dominated by the action in the Japanese yen, orchestrated by the Bank of Japan. March is the Japanese fiscal year end and the Bank of Japan intervened in the foreign exchange market by buying over $40 billion US dollars and selling Japanese yen in an effort to allow Japanese exporters to hedge their US dollar profits at favorable rates for year end considerations. Most other major currencies traded in a sideways fashion. The largest losses came in the Japanese yen, the British pound and the euro.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed by the Partnership under the supervision and with the participation of management, including the President of the Partnership's General Partner, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's management, including the President of the Partnership's General Partner concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership that is required to be included in the Partnership's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the Partnership carried out its evaluation.

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

          See Part I, Statement of Changes in Partner's Capital

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits

Exhibit Number       Description of Document        Page Number
--------------       -----------------------        -----------
      31         Certification by Chief Executive      E-1-2
                 Officer and Chief Financial
                 Officer Pursuant to Section 302
                 Of the Sarbanes-Oxley Act of
                 2002

      32         Certification by Chief Execute          E-3
                 Officer and Chief Financial
                 Officer Pursuant to Section 906
                 Of the Sarbanes-Oxley Act of
                 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                        EVEREST FUND, L.P.

Date: August 10, 2005                   By: Everest Asset Management, Inc.,
                                            its General Partner


                                        By: /s/ Peter Lamoureux
                                            ------------------------------------
                                            Peter Lamoureux
                                            President

                                  EXHIBIT INDEX

Exhibit Number       Description of Document        Page Number
--------------       -----------------------        -----------
      31         Certification by Chief Executive     E- 1-2
                 Officer and Chief Financial
                 Officer Pursuant to Section 302
                 of the Sarbanes-Oxley Act of
                 2002

      32         Certification by Chief
                 Executive Officer and Chief
                 Financial Officer Pursuant to
                 Section 906 of the
                 Sarbanes-Oxley Act of 2002              E-3