Form 10-Q
period 2005-09-30
EVEREST FUND L P
filed 2005-11-14
CIK 837919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly report pursuant to Section 12(b) or (g) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

                             Yes              No      X

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes              No      X

                            PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

Following are (Unaudited) Financial Statements for the fiscal quarter ending September 30, 2005

                             Fiscal Quarter    Year to Date       Fiscal Year     Fiscal Quarter    Year to Date
                             Ended 9/30/05      to 9/30/05      Ended 12/31/04     Ended 9/30/04     to 9/30/04
                             -------------     ------------     --------------    --------------    ------------
Statements of
Financial Condition                X                                  X

Statements of
Operations                         X                X                                    X                X

Statement of Changes
in Partners' Capital                                X

Schedule of Investments                             X

Notes to Financial
Statements                         X

                             THE EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        STATEMENTS OF FINANCIAL CONDITION
                                    UNAUDITED


                                                                   September 30, 2005      Dec 31, 2004
                                                                   ------------------      ------------
                           ASSETS
                                                                       $27,740,281          $24,898,966
Cash and cash equivalents
Equity in Refco. trading accounts:
   Cash                                                                  7,547,761            9,890,324
   Net unrealized trading gains on open contracts                        2,211,483            2,213,429
Interest receivable                                                        147,453              122,859
                                                                       -----------          -----------
      TOTAL ASSETS                                                     $37,646,979          $37,125,578
                                                                       ===========          ===========

             LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:

   Redemptions payable                                                 $   785,710          $   483,500
   Commissions payable                                                     152,354              141,451
   Advisor's management fee payable                                         61,805               59,145
   Advisor's incentive fee payable                                               0               85,111
   Accrued expenses                                                         29,324               47,319
                                                                       -----------          -----------
      TOTAL LIABILITIES                                                  1,029,193              816,526
                                                                       -----------          -----------
PARTNERS' CAPITAL:
   General partner, I shares (0 and 12.32 units outstanding)                     -               30,360
   Limited partners, A Shares (13,850.27 and 13,715.42 units
       outstanding)                                                     32,910,462           33,356,576
   Limited partners, I Shares (1,504.02 and 1,185.94 units
        outstanding)                                                     3,707,324            2,922,116
                                                                       -----------          -----------
      TOTAL PARTNERS' CAPITAL                                           36,617,786           36,309,052
                                                                       -----------          -----------

        TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $37,646,979          $37,125,578
                                                                       ===========          ===========



See accompanying notes to financial statements.

                             THE EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                    UNAUDITED
            FOR THE PERIOD JANUARY 1, 2005 THROUGH SEPTEMBER 30, 2005


                                                JULY 1, 2005         JAN 1, 2005         JULY 1, 2004          JAN 1, 2004
                                                   THROUGH              THROUGH              THROUGH              THROUGH
                                              SEPTEMBER 30, 2005   SEPTEMBER 30, 2005  SEPTEMBER 30, 2004    SEPTEMBER 30, 2004
                                              ------------------   ------------------  ------------------    ------------------
TRADING INCOME:
 Net realized trading gain (loss)
    on closed contracts                          $  1,848,789         $    702,883        $   (635,812)        $   (1,924,288)
 Change in net unrealized trading gain
   (loss) on open contracts                          (609,144)              14,578           2,865,776                839,400
 Net foreign currency translation gain (loss)         (12,399)             (57,221)            (45,723)               (20,786)
 Brokerage Commissions and fees                      (515,768)          (1,498,617)           (438,312)            (1,435,570)
                                                 ------------         ------------        ------------         --------------

    NET TRADING INCOME                                711,478             (838,377)          1,745,929             (2,541,244)

Interest income, net of cash management fees          285,826              741,479             113,600                322,293
                                                 ------------         ------------        ------------         --------------

   TOTAL INCOME (LOSS)                                997,304              (96,898)          1,859,529             (2,218,951)
                                                 ------------         ------------        ------------         --------------
EXPENSES:
  Management fees                                     182,092              522,333             149,360                478,608
  Incentive fees                                            0                    0                   0                155,050
  Administrative expenses                              13,822               47,646              20,361                 50,451
                                                 ------------         ------------        ------------         --------------

  TOTAL EXPENSES                                      195,914              569,979             169,721                684,109
                                                 ------------         ------------        ------------         --------------

NET INCOME (LOSS)                                $    801,389         $   (666,878)       $  1,689,808         $   (2,903,060)
                                                 ============         ============        ============         ==============

NET INCOME (LOSS) PER UNIT OF PARTNER-
SHIP INTEREST A SHARES, OUTSTANDING
ENTIRE PERIOD                                    $      49.22         $     (55.89)       $     113.60         $      (186.26)
                                                 ============         ============        ============         ==============

NET INCOME (LOSS) PER UNIT OF PARTNER-                                                                  Since Inception June 4, 2004
SHIP INTEREST I SHARES, OUTSTANDING
ENTIRE PERIOD                                    $      69.81         $       0.98        $     129.94         $        (7.81)
                                                 ============         ============        ============         ==============


See accompanying notes to financial statements.

                             THE EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
            FOR THE PERIOD JANUARY 1, 2005 THROUGH SEPTEMBER 30, 2005
                                    UNAUDITED


                                                    UNITS       LIMITED PTRS      UNITS     LIMITED PTRS  GENERAL PTR
                                                  A SHARES        A SHARES      I SHARES     I SHARES      I SHARES        TOTAL
                                                ------------    ------------   ---------    ------------  -----------   -----------

Partners' capital at Jan 1, 2005                  13,715.42      33,356,576     1,198.26      2,922,116    $  30,360    $36,309,052

Additional Units Sold                              2,222.31       5,049,017       344.34        828,035                   5,877,052

Redemptions                                       (2,087.46)     (4,763,759)      (38.58)       (58,236)     (27,328)    (4,849,323)

Less Organizational and Offering Costs                              (49,990)                      (2122)          (5)       (52,117)

Net profit (loss)                                                  (681,382)                     17,531       (3,027)      (666,878)
                                                ------------    ------------   ---------     ----------    ---------    -----------
Partners' capital at September 30, 2005           13,850.27     $32,910,462     1,504.02     $3,707,324    $       0    $36,617,786
                                                ============    ============   =========     ==========    =========    ===========
Net asset value per unit
  Jan 1, 2005                                                   $  2,432.05                  $ 2,463.97    $2,463.97

Net profit (loss) per unit                                           (55.89)                       0.98      (246.07)
                                                                -----------                  ----------    ---------
Net asset value per unit
  September 30, 2005 or at redemption for GP                    $  2,376.16                  $ 2,464.94    $2,217.90


See accompanying notes to financial statements.

                            EVEREST FUTURES FUND, L.P
                                (AN IOWA LIMITED
                                  PARTNERSHIP)
                                    UNAUDITED
                             SCHEDULE OF INVESTMENTS
                               SEPTEMBER 30, 2005


                                                                                                                  % OF
                                                                                                                PARTNERS'
                                      EXPIRATION DATES        NUMBER OF CONTRACTS      MARKET VALUE (OTE)        CAPITAL
                                                              -------------------      ------------------      -----------
LONG POSITIONS:
FUTURES POSITIONS
                                      Dec 05 - Jun
Interest rates                        06                              200                $     (202,692)           -0.55%
Metals                                Dec 05                          131                       192,070             0.52%
                                      Nov 05 - Jan
Energy                                06                              127                       768,778             2.10%
                                      Dec 05 - Mar
Agriculture                           06                              162                        49,247             0.13%

Indices                               Dec 05                           84                       347,865             0.95%
                                                                                         --------------         ---------
                                                                                              1,155,268             3.15%
FORWARD POSITIONS
Currencies                            Dec 05                                                   (593,586)           -1.62%
                                                                                         --------------         ---------
   Total long positions                                                                  $      561,682             1.53%
                                                                                         ==============         =========
SHORT POSITIONS:
FUTURES POSITIONS
                                      Dec 05 - Jun
Interest rates                        06                              299                $    29,659.49             0.08%


                                      Nov 05 - Dec
Agriculture                           05                              358                $      422,314             1.15%
Currencies                            Sep 06                           96                        20,774             0.06%
                                                                                         --------------         ---------
                                                                                                472,747             1.29%
FORWARD POSITIONS
Currencies                            Dec 05                                                  1,177,053             3.21%
                                                                                         --------------         ---------
  Total short positions                                                                  $    1,649,801             4.51%
                                                                                         ==============         =========
TOTAL OPEN CONTRACTS                                                                          2,211,483             6.04%

CASH AND CASH EQUIVALENTS                                                                    27,740,281            75.76%
CASH ON DEPOSIT WITH BROKERS                                                                  7,547,761            20.61%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                                     (881,740)           -2.41%
                                                                                         --------------         ---------
NET ASSETS                                                                               $   36,617,786           100.00%
                                                                                         ==============         =========



See accompanying notes to financial statements.

                               EVEREST FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005


(1)  GENERAL INFORMATION AND SUMMARY

Everest Fund, L.P. (the "Partnership" or the "Fund") is a limited partnership organized on June 20, 1988 under the Iowa Uniform Limited Partnership Act (the
Act). The business of the Partnership is the speculative trading of futures contracts and other interests, including forward contracts on foreign currencies ("Commodity Interests") either directly or through investing in other, including subsidiary, partnerships, funds or other limited liability entities. The Partnership commenced its trading operations on February 1, 1989 and its general partner is Everest Asset Management, Inc. (the "General Partner") a Delaware corporation organized in December 1987.

The Partnership was initially organized on June 20, 1988 under the name Everest Energy Futures Fund, L.P. On September 12, 1991, the Partnership changed its name to "Everest Futures Fund, L.P." The Partnership thereafter has traded futures contracts and options on futures contracts on a diversified portfolio of financial instruments and precious metals and trades forward contracts on currencies. In November 2003 the Partnership changed its name to its present form.

Effective June 4, 2004, the Partnership introduced a new share category, Class I Units, or Institutional Units which have an ongoing Offering and Organization fee of 1/12 of 0.10% of the NAV per unit per month. The Class A Units, (retail shares) continue to be charged an initial 1% Offering and Organization fee as a reduction to capital.


The Partnership clears all of its futures and options on futures trades through Calyon Financial, Inc., its clearing broker, and all of its foreign currency trading through Calyon Financial, SNC. Prior to mid October, 2005 the Partnership cleared all of its futures trades through Refco, LLC and all of its foreign currency trading through Refco Capital Markets, Ltd.

Subsequent to the purchase of Cargill Investor Services ("CIS") by Refco, Inc. ("RI") and the replacement of CIS by Refco, LLC (RL) as the Fund's futures clearing broker on September 1, 2005, RI, the parent company of RL, announced (on October 10, 2005) that it had discovered through an internal review an accounting issue involving a receivable owed to Refco, Inc. by an entity controlled by Philip R. Bennett, the then Chief Executive Officer and Chairman of the Board of Directors of RI. The amount at issue was approximately $430 million and was repaid by Mr. Bennett on October 11, 2005. Mr. Bennett was subsequently relieved of his duties and has been charged with securities fraud in connection with this matter. In addition, various legal actions have been filed against RI in this regard.

On October 13, 2005, RI announced that liquidity within another of its operating subsidiaries, Refco Capital Markets, Ltd. ("RCM"), was no longer sufficient to continue operations and that RCM was imposing a fifteen day moratorium on all of its activities in an attempt to protect the value of that business. As of such date RCM was the Fund's acting foreign currency broker, and the fund had approximately 20% (approximately $7,500,000) of its total assets on deposit in the accounts at that firm.

On October 17, 2005, RI and certain subsidiaries (including RCM) filed for bankruptcy protection in the State of New York. Although RL was not involved in this filing, the Fund nevertheless terminated RL as its futures clearing broker, and RCM as its foreign currency broker, and replaced them with Calyon Financial, Inc. and Calyon Financial, SNC, respectively, and is in the process of transferring assets previously held with RL to these new firms.

The Fund described the foregoing events in more detail in a general letter to Limited Partners October 20, 2005 (the "Letter"). The Letter appears as an attachment to a filing on Form 8-K by the Fund on October 21, 2005. Both the substance of the Form 8-K and its attached letter exhibit have been incorporated into this Form 10-Q by reference.

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

The Partnership earns interest on 95% of the Partnership's average monthly cash balance on deposit with the Brokers at a rate equal to the average 91-day Treasury bill rate for U. S. Treasury bills issued during that month.

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

Effective November 2003, the General Partner charges the Partnership a monthly fee equal to 0.50% of the Partnership's Class A beginning-of-month net asset value. From May 2002 through October 2003, the General Partner charged the Partnership a monthly fee of either 0.5104% or 0.5156%, depending on the total amount which the Partnership had allocated to trading, including notional funding. Prior to May 2002, the General Partner charged the Partnership a monthly fee equal to 0.5052% of the Partnership beginning-of-month net asset value, as defined. Prior to September 1, 2001, the monthly fee was 0.5%. The General Partner retains a management fee of approximately 83% of this fee.

Effective June 2004, the General Partner charges the Partnership a monthly fee equal to 0.229% of the Partnership's Class I beginning-of-month net asset value. From this amount the General Partner deducts the round turn trading costs and related exchange fees (between $5.80 to $10.70 per round turn trade on domestic exchanges, and higher for foreign exchanges ) and pays the selling agents and certain other parties, if any, up to 50% of the fee retained by the General Partner.

As of September 30, 2005, the Partnership had approximately $36.6 million in net assets. As of September 30, 2005, JWH's allocation was approximately $36.6 million. The General Partner may replace or add trading advisors at any time.

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

The Partnership has cash on deposit with an interbank market maker in connection with its trading of forward contracts. In the event of interbank market maker's insolvency, recovery of the Partnership assets on deposit may be limited. In the normal course of business, the Partnership does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk, the risk of loss from counter party non-performance.

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


(6)FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the nine months ended September 30, 2005. Total return is calculated as the change in a theoretical limited partner's investment over the entire period. An individual partner's total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.

----------------------------------------------------------------------------------------------------
                                                                           9/30/05         9/30/04
----------------------------------------------------------------------------------------------------
Total return                                     A Shares                  -2.30%          -8.25%
----------------------------------------------------------------------------------------------------
                                                 I Shares                   0.04%          -0.37%
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Ratio to average net assets:
----------------------------------------------------------------------------------------------------
                           Total income          A Shares                  -2.12%          -9.07%
----------------------------------------------------------------------------------------------------
                                                 I Shares                   0.42%
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Expenses, excluding incentive fees:
----------------------------------------------------------------------------------------------------
                                                 A Shares                   1.63%           1.65%
----------------------------------------------------------------------------------------------------
                                                 I Shares                   1.66%
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Incentive fees:                                                             0.00%           0.48%
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Total expenses
----------------------------------------------------------------------------------------------------
                                                 A Shares                   1.63%           2.13%
----------------------------------------------------------------------------------------------------
                                                 I Shares                   1.66%
----------------------------------------------------------------------------------------------------

The total income and general and expense ratios are computed based upon the weighted average net assets for the Partnership for the period ended September 30, 2005.


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



            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

                     FISCAL QUARTER ENDED SEPTEMBER 30, 2005

The Partnership recorded a gain of $801,389 or $49.22 per Unit of Class A Units ($69.81 for Class I Units) for the fiscal quarter of 2005. This compares to a gain of $1,689,808 or $113.60 per unit of Class A Units

($129.94 for Class I Units) for the fiscal quarter ended September 30, 2004. The quarter ended September 30, 2005 showed a loss of 2.30% (total return) for the Class A Units of the fund (a gain of 0.04% (total return) for the Class I Units).

The Partnership continued to employ John W. Henry & Company, Inc.'s (JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program.

Class A Units were negative 2.18% for the month of July 2005 resulting in a net asset value per unit of $2,276.28 as of July 31, 2005.

Class I Units were negative 1.92% for July 2005 resulting in a net asset value per unit of $2,349.25 as of July 31, 2005.

The Fund's performance was negative for the month of July. The Fund's systematic trading approach enabled it to contain losses caused by volatile market conditions that resulted from terror attacks in London and a surprise devaluation of the Chinese yuan. Losses in the interest rate, metal, and agricultural sectors limited the Fund's overall returns, as stronger economic conditions in Europe, Japan and the US led to weakening in the global bond markets. The energy and currency sectors led the positive performing sectors along with more moderate gains in the indices sector. Currencies benefited from the continued strength of the US dollar, while energies profited from higher trending prices.

Currencies were the Fund's strongest performer for the month in the face of extremely volatile markets. The violent price moves were a reaction to China ending its long-standing policy of pegging its currency at 8.3 yuan to the US dollar. China revalued the yuan for the first time in a decade. Nevertheless, the Fund profited in this sector as the dollar continued to benefit from the growing yield advantage against the Japanese yen, British pound and Swiss franc. The energy sector was also profitable during the month, with positive returns in every market traded within the sector. Natural gas and crude oil had the most significant impact, as crude oil futures surpassed $62 a barrel on July 7, 2005, the highest price at the time since trading began on the New York Mercantile Exchange in 1983. Economic growth in the two largest oil consumers, the US and China, was a main contributor to the record prices. Performance in global stock indices was positive during the month. The rally in the global equity markets contributed to the Fund's profitable performance, as the majority of the markets traded within the sector were positive for the month. Stocks rose as companies posted better-than-expected earnings while economic reports showed tame inflation and growth in retail sales. The Nikkei (Osaka) was the sector's top performer, as the index rose 2.7 percent for the month.

The fixed income sector was unprofitable for the month, as stronger-than-expected economic growth in the US, Europe and Japan caused a sell off in global bond markets. US Treasuries fell for the fifth week in a row, the longest slump this year, as reports showed the economy may be growing fast enough to spur inflation. The Fund's performance in the agriculture sector was slightly negative during the month, as volatility in various markets prevented the Fund from achieving any returns. The metals sector was unprofitable for the month. Gold prices fell from recent highs as the US dollar strengthened, reducing the metal's appeal as an alternative investment. Silver, the only other market traded within the metal sector was also negative on the month.

In conclusion, the performance was negative for the month as the Fund's trend-following approach enabled it to withstand extreme market volatility in the currency sector.

Class A Units were positive 3.43% for August 2005, resulting in a net asset value per unit of $2,354.33 as of August 31, 2005.

Class I Units were positive 3.69% for August 2005, resulting in a net asset value per unit of $2435.97 as of August 31, 2005.

The Fund's performance was positive for the month of August 2005. The systematic trading approach employed by the Fund's Trading Advisor enabled it to withstand volatile market conditions that resulted from Hurricane Katrina. The energy sector was the Fund's best performer, along with smaller gains achieved in both the indices and agricultural sectors. The Fund's exposure to the energy sector helped performance as Hurricane Katrina affected the U.S. gulf coast, shutting oil and gas production, as well as creating spot fuel shortages throughout the U.S. The storm's impact also added to some of the losses in the remaining sectors thus hindering the Fund's overall return.

Performance in the agriculture sector was positive on the month as trading in N.Y. coffee, London sugar and cotton helped bolster returns within the sector. Performance in the global stock indices sector was positive during the month as the Nikkei (Osaka) rose to a four year high on signs that the world's second largest economy grew for the third straight quarter. Nevertheless, the sector's gains were limited as the majority of world's equity markets weakened during the month on concerns that record oil prices, caused by Hurricane Katrina, may slow global economic growth.

The currency sector was the Fund's most unprofitable sector for the month as the U.S. dollar fell 1.8% against the euro and 1.7% against the yen. The dollar's weakness was a result of speculation that the record high oil prices would slow U.S. economic growth thereby reducing expectations for how much the Federal Reserve will raise interest rates this year, if at all. The fixed income sector was also unprofitable for the month, as Hurricane Katrina sparked an unexpected rally in global bond markets. The month began with an expected 25 basis point rate hike by the Federal Reserve and for the majority of the month both the U.S. and Japanese bond markets were falling. However, as it became apparent that Hurricane Katrina would make landfall and cause widespread damage to the U.S. gulf coast region and its industries global bond markets rallied. The metals sector was unprofitable for the month as volatility typified trading in gold during the month. The cumulative effects of violent price action in the currencies and fixed income markets, along with the market impact of Hurricane Katrina, led gold to be the worst performer in the sector. However, the positive performance of silver helped to limit the losses within the sector.

In conclusion, the Fund finished positive for the month of August 2005, as global markets saw extreme volatility as a result of Hurricane Katrina.

Class A Units were positive 0.93% for September 2005, resulting in a net asset value per unit of $2376.16 as of September 30, 2005.

Class I Units were positive 1.19% for September 2005, resulting in a net asset value per unit of $2464.94 as of September 30, 2005.

The Fund's performance was positive for the month of September 2005. The stock indices, energy and currency sectors led performance along with more moderate gains in agriculture and metals. Energies benefited from record high natural gas prices that occurred as a result of Hurricane Katrina and the threat of Hurricane Rita, while metals profited from higher trending prices in gold. The Fund's overall returns in September 2005,were limited however, as the storms induced volatility and fear grew over increased global inflation. This resulted in losses in the interest rate sector.

CHANGE AT EF CLEARING BROKER

Effective September 1, 2005 Refco, LLC became the Fund's new futures clearing broker, and Refco Capital Markets, Ltd. became the Fund's foreign currency broker due to the recent purchase of Cargill Investor Services (CIS) and CIS Financial Services, Inc., respectively, by Refco.

During the reporting period, additional Units sold consisted of 809.81 limited partnership Units; there were no general partnership Units sold during the period. Additional Units sold during the period represented a total of 1,914,840. Investors redeemed a total of 899.71 Units during the period and the General Partner redeemed no Units. At the end of the period there were 15,354.29 Units outstanding (including zero Units owned by the General Partner).

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

               See Part I, Statement of Changes in Partner's Capital

Item 3.  Defaults Upon Senior Securities

               None

Item 4.  Submission of Matters to a Vote of Security Holders

               None

Item 5.  Other Information

         Subsequent to the purchase of Cargill Investor Services ("CIS") by Refco, Inc. ("RI") and the replacement of CIS by Refco, LLC (RL) as the Fund's futures clearing broker on September 1, 2005, RI, the parent company of RL, announced (on October 10, 2005) that it had discovered through an internal review an accounting issue involving a receivable owed to Refco, Inc. by an entity controlled by Philip R. Bennett, the then Chief Executive Officer and Chairman of the Board of Directors of RI. The amount at issue was approximately $430 million and was repaid by Mr. Bennett on October 11, 2005. Mr. Bennett was subsequently relieved of his duties and has been charged with securities fraud in connection with this matter. In addition, various legal actions have been filed against RI in this regard.

         On October 13, 2005, RI announced that liquidity within another of its operating subsidiaries, Refco Capital Markets, Ltd. ("RCM"), was no longer sufficient to continue operations and that RCM was imposing a fifteen day moratorium on all of its activities in an attempt to protect the value of that business. As of such date RCM was the Fund's acting foreign currency broker, and the fund had approximately 20% (approximately $7,500,000) of its total assets on deposit in the accounts at that firm.

         On October 17, 2005, RI and certain subsidiaries (including RCM) filed for bankruptcy protection in the State of New York. Although RL was not involved in this filing, the Fund nevertheless terminated RL as its futures clearing broker, and RCM as its foreign currency broker, and replaced them with Calyon Financial, Inc. and Calyon Financial, SNC, respectively, and is in the process of transferring assets previously held with RL to these new firms.

         The Fund described the foregoing events in more detail in a general letter to Limited Partners October 20, 2005 (the "Letter"). The Letter appears as an attachment to a filing on Form 8-K by the Fund on October 21, 2005. Both the substance of the Form 8-K and its attached letter exhibit have been incorporated into this Form 10-Q by reference.

Item 6.  Exhibits

Exhibit Number      Description of Document                          Page Number
--------------      -----------------------                          -----------

    31              Certification by Chief Executive                    E-1-2
                    Officer and Chief Financial
                    Officer Pursuant to Section 302
                    Of the Sarbanes-Oxley Act of 2002

    32              Certification by Chief Executive                    E-3
                    Officer and Chief Financial
                    Officer Pursuant to Section 906
                    Of the Sarbanes-Oxley Act of 2002

                    The registrant's report on Form 8-K and all Exhibits attached thereto as filed with the Commission on October 21, 2005 are incorporated herein by reference

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                             EVEREST FUND, L.P.

Date: November 11, 2005                      By: Everest Asset Management, Inc.,
                                                 its General Partner



                                             By: /s/ Peter Lamoureux
                                                --------------------------------
                                                Peter Lamoureux
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