Form 10-K
period 2005-12-31
EVEREST FUND L P
filed 2006-03-30
CIK 837919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

         Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the fiscal year ended                         Commission File Number 0-17555
    December 31, 2005

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

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                  Yes     No  X
                                      ---    ---

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                  Yes  X  No
                                      ---    ---

NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10K or any amendment to this Form 10-K: [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes     No  X
                            ---    ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $35,977,051

NOTE.--If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                   Yes     No
                                       ---    ---

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

                                     Part I

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

Prior to mid October, 2005 the Partnership cleared all of its futures trades through Refco, LLC (RL) and all of its foreign currency trading through Refco Capital Markets, Ltd. (RCM).

Subsequent to the purchase of Cargill Investor Services ("CIS") by Refco, Inc. ("RI") and the replacement of CIS by RL as the Fund's futures clearing broker on September 1, 2005, RI, the parent company of RL, announced (on October 10, 2005) that it had discovered through an internal review an accounting issue involving a receivable owed to Refco, Inc. by an entity controlled by Philip R. Bennett, the then Chief Executive Officer and Chairman of the Board of Directors of RI. The amount at issue was approximately $430 million and was repaid by Mr. Bennett on October 11, 2005. Mr. Bennett was subsequently relieved of his duties and has been charged with securities fraud in connection with this matter. In addition, various legal actions have been filed against RI in this regard.

On October 13, 2005, RI announced that liquidity within another of its operating subsidiaries, RCM, was no longer sufficient to continue operations and that RCM was imposing a fifteen day moratorium on all of its activities in an attempt to protect the value of that business. As of such date RCM was the Fund's acting foreign currency broker, and the fund had approximately 20% (approximately $7,500,000) of its total assets on deposit in the accounts at that firm.

On October 17, 2005, RI and certain subsidiaries (including RCM) filed for bankruptcy protection in the State of New York. Although RL was not involved in this filing, the Fund nevertheless terminated RL as its futures clearing broker and RCM as its foreign currency broker and replaced them with Calyon Financial, Inc. (CFI) and Calyon Financial, SNC, (CFS), respectively.

Effective October 31, 2005 The Partnership created Classes AA and II of shares and transferred to such classes the value of Partnership assets held in RCM as of October 17, 2005 together with a reserve for the estimated expenses of collection and related matters. The amount of such assets which will become available to the Partnership, if any, is dependent on several matters associated with the bankruptcy of RCM. Depending on the disposition of these matters, the final net asset value may differ materially from the preliminary amounts which the Partnership has published since October 31, 2005. Until the final net asset value can be determined, redemptions and certain fees will be calculated and paid on a preliminary basis using the net asset value of Class A and Class I units only, thus excluding the assets held by RCM and the reserve established in connection with the RCM legal proceedings. The Fund described the foregoing events in more detail in a general letter to Limited Partners October 20, 2005 (the "Letter"). The Letter appears as an attachment to a filing on Form 8-K by the Fund on October 21, 2005. Both the substance of the Form 8-K and its attached letter exhibit have been incorporated into this Form 10-K by reference.

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

The General Partner, to the exclusion of the limited partners of the Partnership (the "Limited Partners"), manages and conducts the business of the Partnership. Thus the General Partner (i) selects and monitors the independent commodity trading advisor(s) and the Commodity Broker; (ii) allocates and/or reallocates assets of the Partnership to or from JWH and/or the advisor(s); (iii) determines if an advisor or commodity broker should be removed or replaced; (iv) negotiates management fees, incentive fees and brokerage commissions; (v) determines its own compensation with respect to management and administrative fees; and (vi) performs such other services as the Partnership may from time to time request, except that all trading decisions are made by JWH and not the General Partner. In addition, the General Partner selects the commodity broker(s) that will clear trades for the advisor(s). Calyon Financial, Inc. currently acts as Everest's commodity broker and Calyon Financial, SNC, an affiliate of Calyon Financial Inc., acts as Everest's currency dealer.

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

Effective November 2003, the General Partner charges the Partnership a monthly management fee equal to 0.50% of the Partnership's Class A beginning-of-month net asset value. From May 2002 through October 2003, the General Partner charged the Partnership a monthly management fee of either 0.5104% or 0.5156%, depending on the total amount which the Partnership had allocated to trading, including notional funding. Prior to May 2002, the General Partner charged the Partnership a monthly management fee equal to 0.5052% of the Partnership beginning-of-month net asset value, as defined. Prior to September 1, 2001, the monthly management fee was 0.5%. The General Partner pays a portion of its fees for actual commission charges to its Clearing Broker.

Effective June 2004, the General Partner charges the Partnership a monthly management fee equal to 0.229% of the Partnership's Class I beginning-of-month net asset value. From this amount the General Partner deducts the round turn trading costs and related exchange fees (between $5.80 to $10.70 per round turn trade on domestic exchanges, and higher for foreign exchanges ) and pays the selling agents and certain other parties, if any, up to 50% of the fee retained by the General Partner.

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

Everest pays John W. Henry & Company, Inc., its current commodity trading advisor, a monthly management fee equal to 0.167% (approximately 2% annually) of Everest's month-end Allocated Assets, as defined, and a quarterly incentive fee equal to 20% of Everest's trading profits allocable to its trading exclusive of interest income on Allocated Assets, as defined. The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by Everest.

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

The Commodity Broker has agreed to pay Everest interest on 95% of Everest assets (including open trade equity) deposited with it during a month at the average of 91-day U.S. Treasury Bills purchased by the Commodity Broker during each month. The Commodity Broker will retain all excess interest, if any, earned on the Everest assets, above the amount of interest paid to Everest. The interest rate to be paid by the Commodity Broker to Everest is a negotiated rate which has been negotiated between the Commodity Broker and the General Partner. The actual interest income on Everest's assets earned by the Commodity Broker may be greater than or less than the negotiated rate to be paid by the Commodity Broker to Everest. The Commodity Broker will also be responsible for execution and clearance of futures contracts (and possibly certain other Commodity Interests).

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 1% of the Net Asset Value of Class I Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The General Partner may pay up to 100% of the funds it receives to the selling agents as additional selling commission. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will be approximately $65,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. With respect to Class AA and II extraordinary expenses paid or accrued were $26,016 as of 12/31/05. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 2001-2005 can be found in the table in Item 6 below.

The Partnership has no Employees. As of December 31, 2005, the General Partner had 4 employees. Further, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to Capital Management Partners, Inc. (Capital). Capital is a CFTC-regulated introducing broker, and an NFA member. Capital is also registered with the National Association of Securities Dealers (NASD) as a broker dealer. As of December 31, 2005 Capital had 12 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of this limited partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership's business, as of December 31, 2005 is set forth under Items 6 and 7 herein.

For a description of commodity trading and its regulation, see the Prospectus filed on Form S-18 and the Confidential Private Placement Memorandum filed as part of the Form 10 and included in the exhibits hereto.

The Current Offering

On July 1, 1995 the Partnership reopened for investment as a Regulation D, Rule 506 private placement offering an unlimited amount of limited partnership interests. On September 19, 1996 the Commission accepted a Form 10 - General Form for Registration of Securities submitted by the Partnership thereby making the Partnership a public reporting private placement offering. It also qualified the Partnership as a "publicly offered security" as defined in the Employee Retirement Income Security Act of 1974 (ERISA) rules permitting it to accept investment of an unlimited amount of plan assets as defined in ERISA. Hitherto, as a private placement the Partnership could accept ERISA plan assets representing no more than 25% of the total investment in the Partnership. The limited partnership interests are offered by the Selling Agent and additional selling agents with a Class A minimum subscription amount of $25,000. (The Class A minimum subscription amount for employee benefit plans and individual retirement accounts is $10,000). Class I minimum subscription amount is $5,000,000, subject to the discretion of the General Partner to accept subscriptions of lesser amounts.

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

Item 1A. Risk Factors

GENERAL

     TRADING IN COMMODITY INTERESTS IS SPECULATIVE. Commodity interest prices are highly volatile. Price movements for futures contracts, for example, which may fluctuate substantially during a short period of time, are influenced by numerous factors that affect the commodities markets, including, but not limited to: changing supply and demand relationships, government programs and policies, national and international political and economic events, and changes in interest rates. See, "Risk Factors -- Commodity Interests Trading May Be Illiquid."

     COMMODITY INTERESTS TRADING IS HIGHLY LEVERAGED. The low margin deposits normally required in trading commodity interests permit an extremely high degree of leverage. Accordingly, a relatively small price movement in a commodity interest may result in an immediate and substantial loss to the investor. For example, if at the time of purchase 5% of the price of a futures contract is deposited as margin, a 5% decrease in the price of the futures contract would, if the contract were then closed out, result in a total loss of the margin deposit (brokerage commission expense would also be incurred). Like other leveraged investments, any commodity interest trade may result in losses in excess of the amount invested. Although more than the initial margin can be lost on a trade, the Partnership, and not investors personally, will be subject to margin calls.

     THE PARTNERSHIP'S TRADING ACCOUNT WILL BE LEVERAGED. The use of notional funds by the Partnership in its trading account with JWH will result in increased trading leverage. The Fund is currently trading approximately $1.14 for every $1.00 in the Fund. The general partner may, in its sole discretion, periodically adjust the size of the trading account with JWH by increasing or decreasing the cash, other assets or notional funds allocated to it (and thus the amount by which the Partnership's assets are leveraged). Because the trading account will be leveraged, (i) the Partnership will incur greater risk since the Partnership may experience greater losses, as measured by a percentage of assets actually allocated to JWH, due to the notional funds component; (ii) the Partnership's returns may experience greater volatility compared to the returns which the Partnership would have achieved on a non-leveraged basis; and (iii) the Partnership may receive more frequent and larger margin calls.

     COMMODITY INTERESTS TRADING MAY BE ILLIQUID. Most U.S. commodity futures exchanges impose daily limits regulating the maximum amount above or below the previous day's settlement price which a futures contract price may fluctuate during a single day. During a single trading day no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased to the limit point, it may be difficult, costly or impossible to liquidate a position. Futures prices in particular contracts have occasionally moved the daily limit for several consecutive days with little or no trading. If this occurs, the Partnership might be prevented from promptly liquidating unfavorable positions, which could result in substantial losses. Those losses could significantly exceed the margin initially committed to the trades involved. In addition, even if prices have not moved the daily limit or there are no limits for the contracts traded, trades might not be able to be executed at favorable prices if little trading in the contracts is taking place. It is also possible that an exchange or the Commodity Futures Trading Commission
(CFTC) may suspend trading in a particular contract, order immediate settlement of a contract, or order the liquidation of open positions only.

     EXCHANGE FOR PHYSICAL. JWH may make use of a trading technique referred to as "exchange for physical" in which a cash or spot market position (which may be a forward contract) is exchanged, often outside of regular trading hours, for a comparable futures position. The CFTC has released a study of the exchange for physical market that recommended that a number of new regulatory restrictions be applied to it. If these recommendations or restrictions are adopted, the ability of JWH to use this market may be curtailed.

     TRADING DECISIONS BASED ON TECHNICAL ANALYSIS. JWH uses trading programs that employ "technical" factors in identifying price moves. The success of technical analysis depends upon the occurrence in the future of price movements. Technical systems will not be profitable, and may in fact produce losses, if there are no market moves of the kind the system seeks to follow. Any factor that would make it more difficult to execute the trades identified, such as a reduction of liquidity, also would reduce profitability. There is no assurance that the trading systems of JWH will generate profits under all or any market conditions.

     POSSIBLE EFFECTS OF OTHER SIMILAR SYSTEMS. Commodity trading systems, which use market data like JWH uses, are not new. If many traders follow similar systems, these systems may generate similar buy and sell orders at the same time. Depending on the liquidity of a market, this could cause difficulty in executing orders. Everest believes that, although there has been an increase in the number of trading systems in recent years, there also has been an increase in the overall trading volume and liquidity in the futures markets. Any increase in the proportion of funds traded using trend-following systems could alter trading patterns or affect execution of trades to the detriment of the Partnership.

     NO ASSURANCE OF JWH'S CONTINUED SERVICES. JWH has exclusive responsibility for trading commodity interests allocated to it. JWH is dependent on the services of certain key persons. The loss of the services of such persons would make it difficult or impossible for JWH to continue to provide services to the Partnership. In addition, the advisory contract between the Partnership and JWH may be terminated by either party on sixty (60) days written notice.

     CHANGES IN TRADING STRATEGIES. The trading strategies of most trading advisors are continually developing. JWH is free to make any changes in trading strategies. Changes in commodity interests traded or leverage used are not considered changes in trading strategy.

     POSSIBLE EFFECTS OF SPECULATIVE POSITION LIMITS. The CFTC and U.S. exchanges have established "speculative position limits." These limits control the number of net long or net short speculative futures or options (on futures) positions any person may hold or control in futures or options contracts traded on U.S. exchanges. JWH controls the commodity trading of other accounts. All positions and accounts owned or controlled by JWH and its principals are combined with the Partnership's positions established by JWH for position limit purposes. In order to avoid exceeding position limits, it is possible that JWH will have to modify its trading instructions, and that positions held by the Partnership will have to be liquidated. That could have a negative effect on the operations of the Partnership and its profitability. See, "Risk Factors -Increase in Amount of Funds Managed." In addition, all commodity accounts of the General Partner and its affiliates may also be combined with the Partnership for position limit purposes.

     INCREASE IN AMOUNT OF FUNDS MANAGED. JWH expects to manage additional funds in the future. It is not known if managing additional funds, including funds raised in this offering, will have any effect on its performance or trading strategies. In many cases, the rates of return achieved by an advisor deteriorate as assets under management increase. Increases in funds managed may affect the number of futures or options positions an advisor would otherwise hold for each account it manages because of speculative position limits imposed by U.S. exchanges. There is no assurance that changes in strategies, if any, in response to increased funds will be successful. There can be no guarantee that the investment results of that portion of the assets allocated to JWH will be similar to those achieved by it in the past in its other accounts.

     POSSIBILITY OF TRADING IN OPTIONS. Although successful commodity options trading and futures trading require many of the same skills, the risks involved are somewhat different. For example, if an account buys an option (either to buy or sell a contract), it will pay a "premium" representing the market value of the option. Unless it becomes profitable to exercise or offset the option before it expires, the account will lose the entire amount of the premium. On the other hand, if the account sells an option (either to sell or purchase a futures contract), its broker credits the premium but the account must deposit margin in case the option is exercised. Traders who sell options are subject to the entire loss that may occur in the underlying futures position (less any premium received). Both the CFTC and the exchanges regulate commodity options trading on U.S. exchanges.

     CHANGES IN THE NUMBER OF AVAILABLE FUTURES CONTRACTS AND RELATED OPTIONS. U.S. and foreign exchanges have established new futures and options contracts in the past few years. This trend could continue. If JWH trades these contracts in the future, there is no assurance that its trading strategies will produce profits.

     PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS. Although some of the client accounts of JWH have been profitable in the past, you should take seriously the warning the CFTC and the National Futures Association (NFA) require. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS. AN INVESTMENT IN THE PARTNERSHIP IS SPECULATIVE AND INVOLVES A SUBSTANTIAL RISK OF LOSS.

     HORIZON CASH MANAGEMENT, L.L.C. A substantial portion of the Partnership's assets is held in an omnibus custody account on behalf of the Partnership at The Northern Trust Company in the name of the Partnership. The Partnership has entered into an advisory contract with Horizon pursuant to which Horizon manages such assets in an attempt to maximize their yield through investment in various short-term interest bearing instruments including U.S. Treasury Securities, U.S. Government Agencies' Securities, Bankers' Acceptances, Certificates of Deposit, Time Deposits, Commercial Paper, Loan Participation Notes and Repurchase Agreements - U.S. Treasury Securities and U.S. Government Agencies' Securities. As a result, the Partnership's assets managed by Horizon are subject to potential loss resulting from interest rate fluctuations and default.

JWH PROGRAMS

     EFFECTS OF TRADING MULTIPLE INVESTMENT PROGRAMS. JWH makes trading decisions for each of its investment programs independently of trading decisions for the other JWH investment programs. Because the CSAP Program which JWH employs in trading the Partnership's assets uses multiple JWH investment programs, it could hold opposite positions in the same or similar contracts at or about the same time or during the same period of time, with no net change in holdings.

In addition, due to similarities among JWH's investment programs, the potential diversification benefits of trading CSAP may be less than would be the case with multiple trading programs offered by independent managers. The Partnership loses risk control benefits of market diversification during these periods when an investment program's positions are concentrated in a limited number of markets.

     THE CSAP PROGRAM IS DISCRETIONARY. CSAP employs discretionary, judgmental asset allocation decisions among the JWH investment programs and currency trading models. The investment programs and models themselves are primarily technical and systematic in character. Since CSAP's discretion relates to allocations, not trading, reliance on judgment and discretion may, over time, produce less consistent results than implementing a systematic allocation approach. JWH has more experience implementing systematic methodologies as opposed to discretionary strategies. The Partnership may incur losses due to JWH's relative inexperience in implementing this discretionary strategy.

     THE CSAP PROGRAM MAY UNDER PERFORM INDIVIDUAL PROGRAMS. Even if individual JWH investment programs are successful, there can be no assurance that CSAP will be successful. The active allocation among the investment programs makes it possible for the program to incur losses even during periods in which a number of the individual investment programs are profitable.

     MANDATORY CLOSING OUT OF OFFSETTING POSITIONS. CFTC rules require offsetting positions taken by JWH for clients be closed out. This means that positions taken pursuant to different investment programs included in CSAP must be closed out, even though the positions are taken in different investment programs. JWH does not believe that the requirement of liquidating offsetting positions for CSAP by the different investment programs will, at this point, impede the operation of CSAP. It is possible under certain circumstances that the requirement to close out offsetting positions could adversely affect the performance of the Partnership's account.

     ELECTRONIC TRADING. JWH expects to trade increasingly through electronic trading systems provided by the brokerage firms used by JWH's clients. Trades placed by electronic means are governed by the terms of the relevant electronic brokerage trading agreements and by exchange rules. Electronic trading systems vary in terms of order matching procedures, opening and closing procedures and prices, error trade policies, trading limitations or requirements, qualifications for access, grounds for terminating access, and limitations on the types of orders that may be entered. Additional risk may occur due to limitation of system access, varying response times and security requirements. In the case of Internet-based systems, there may be additional risks related to service providers and the receipt and monitoring of electronic mail. In the event of electronic system or component failure, it might not be possible to enter new orders, execute existing orders or modify or cancel orders that were previously entered, and orders may be lost or lose priority. JWH will retain the capability of placing orders by the traditional means of telephone and telecopier, and will use those methods if electronic trading is not possible for a period of time. Exchanges may have adopted rules to limit their liability, the liability of futures brokers and software and communication system vendors and the amount that may be collected for system failures and delays. Although JWH believes that electronic trading will provide benefits in the efficiency of order placement, no assurance can be given that JWH's potential use of electronic trading will result in better order placement or trade execution than other methods of order placement which have been historically employed by JWH.

PARTNERSHIP ISSUES

     SUBSTANTIAL CHARGES TO PARTNERSHIP. The Partnership pays substantial fees and charges and has substantial operating costs. As a result, it must make substantial profits for your units to increase in value. These include an incentive fee to JWH that is based on, among other things, unrealized appreciation in open commodity interest positions. The incentive fee is paid (and retained by JWH) even if that portion of the Partnership's assets traded by it experience subsequent losses or the appreciation is never realized. It is therefore possible that the Partnership may pay an incentive fee in years in which the Partnership breaks even or experiences losses.

     POSSIBLE MISALLOCATION OF INCENTIVE FEES. The Partnership pays quarterly incentive fees on trading profits, if any, earned by JWH. Trading profits are calculated on the overall profits earned by JWH on its allocated assets and not just on increases in the Net Asset Value of each unit. As a result, the Partnership might pay incentive fees even if Partnership units decline in value. In addition, if, at the time limited partners purchase units, there is an accrued incentive fee expense, that accrued expense will reduce the purchase price of their units. If the accrual is reversed because of later losses, the incentive fee will be misallocated because the reversal of the accrued incentive fee expense will be allocated equally to all outstanding units rather than only to those outstanding during the period when the incentive fee expense accrued. Similarly, if you buy units after an incentive fee has been paid and after a later loss attributable to JWH, your units will not be assessed an incentive fee until there are new trading profits, even if your units have increased in value.

     THERE IS NO INTRINSIC VALUE TO THE PARTNERSHIP'S INVESTMENTS. The Partnership must be profitable for it to provide beneficial diversification to a limited partner's portfolio. Trading in commodity interests is a "zero-sum" activity in which for every gain there is an equal and offsetting loss (disregarding transaction costs). This differs from a typical securities investment, in which there is an expectation of consistent yields (in the case of bonds) or participation over time in general economic growth (in the case of stocks). The Partnership could lose money while stock and bond prices rise. Stocks and bonds (except penny stocks) generally have some intrinsic value. Limited partners generally can realize some value for their stocks or bonds even if they sell in a down market. In trading commodity interests, on the other hand, investors risk losing all of their investment if prices move against them. In general, performance statistics do not reflect the different risk profiles or tax treatment of traditional and managed commodity interest investments. See, "Risk Factors - Limited Partners Will Be Taxed on Profits whether or Not Distributed or Realized."

     FUND TRADING IS NOT TRANSPARENT. JWH Advisor makes all of the trading decisions for the portion of the Partnership's assets allocated to it. While the General Partner receives daily trade confirmations from the commodity broker, only the monthly performance of the Partnership is reported to limited partners. Accordingly, an investment in the Partnership does not offer limited partners the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers.

     NON-CORRELATED, NOT NEGATIVELY CORRELATED, PERFORMANCE OBJECTIVE. Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand (as opposed to negative correlation, where the performance would be exactly opposite between two asset classes).

Because of this non-correlation, the Partnership cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Partnership's investments do not perform in a manner non-correlated with the general financial markets, or do not perform successfully, limited partners will obtain no diversification benefits by investing in the units and the Partnership may have no gains to offset their losses from other investments.

     LIMITED PARTNERS WILL NOT PARTICIPATE IN MANAGEMENT. Limited Partners will not participate in the management of the Partnership. Under principles of limited partnership law, limited partners' participation in the Partnership's management could result in unlimited liability for them. The limited partnership agreement provides that certain actions may be taken, or approved, by the vote of limited partners owning more than 50% of the units, but their role in the Partnership is passive and the profitability of their investment depends entirely on the efforts of others.

     INDEMNIFICATION OF PARTNERSHIP BY LIMITED PARTNERS. If someone signs the subscription agreement and the General Partner accepts their subscription, they will become a limited partner. Under the agreement, they will be required to indemnify the Partnership for any liability that it incurs as a result of their actions.

LIQUIDITY

     LIMITED ABILITY TO LIQUIDATE INVESTMENT IN UNITS. Limited partners cannot immediately liquidate their units. There is no market for the units and none is likely to develop. They may, however, redeem their Class A units, without penalty, on the last day of any month on fifteen (15) days prior written notice to the General Partner or such lesser time as is acceptable to the General Partner. For Class I, they may redeem on the last day of any quarter on forty-five (45) days prior written notice to the General Partner or such lesser time as is acceptable to the General Partner. Because of the time delay between your Class A notice to the General Partner and the end of the month (or for your Class I notice, the end of the quarter) when their investment is redeemed, the value of their investment on the date of redemption may be substantially less than at the time they notify the General Partner of their request to redeem.

     POSSIBLE EFFECT OF REDEMPTIONS ON UNIT VALUES. The Partnership will lose money if it has to sell positions at a loss in order to raise capital so that the Partnership can pay substantial redemptions. If a large number of redemptions occur simultaneously, the need to liquidate positions could continue even after the redemption date. The Partnership would have fewer assets to trade after a high level of redemptions. This might make it more difficult for it to recover losses or generate trading profits. Market illiquidity could make it difficult to liquidate positions on favorable terms, and may also result in losses and thus a decline in the value of Partnership units.

     AUTOMATIC TRADING SUSPENSION. Limited Partners should buy units only if you are looking for a long-term investment. If the net asset value per unit declines as of the close of business on any day to a trading suspension level (50% of the highest prior month-end net asset value per unit, after adjustment for prior distributions), the Partnership will liquidate its open positions and notify limited partners. The Partnership cannot assure limited partners that it can liquidate its investments without incurring substantial additional losses or that limited partner will receive any specific value for the units they own. See, "Risk Factors - Commodity Interest Trading May Be Illiquid."

     COUNTERPARTY CREDITWORTHINESS -- U.S. MARKETS. Commodity exchanges provide centralized market facilities for trading in futures contracts relating to specified commodities. Each of the commodity exchanges in the United States has an associated "clearinghouse." Once trades made between members of an exchange have been confirmed, the clearing house becomes substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member firm party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the "guarantee" of performance under open positions provided by the clearinghouse does not run to customers. If a customer's commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker's obligations to such customer, the customer in question may not receive all amounts owing to such customer in respect of his or her trading, despite the clearing house fully discharging all of its obligations.

FOREIGN INSTRUMENTS

     COUNTERPARTY CREDITWORTHINESS -- NON-U.S. MARKETS. JWH may trade commodity interests on foreign exchanges and in the over-the-counter markets. Unlike U.S. exchange traded futures contracts where the exchange clearing corporation acts as the counterparty to each customer transaction, the over-the-counter markets and some foreign markets are "principals' markets". This means that the performance of the contract is the responsibility only of the individual firm or member on the other side of the trade and not of any exchange or clearing corporation. In those transactions, the Partnership will be subject to the risk of the inability of, or refusal by, the counterparty to perform.

     TRADING ON FOREIGN EXCHANGES AND CURRENCY EXCHANGE RATE FLUCTUATIONS. Neither existing CFTC regulations nor regulations of any other U.S. governmental agency apply to transactions on foreign markets. If a foreign clearinghouse default or bankruptcy occurs, the Partnership's rights and responsibilities are likely to differ from those existing on U.S. exchanges. The Partnership is at risk for fluctuations in the exchange rate between the currencies in which the commodity interest is traded and U.S. dollars. It also is possible that in the future, U.S. or foreign governments could impose exchange controls. There is no restriction on how much of the Partnership's trading can be conducted on foreign markets. The Partnership may pay brokerage commissions in foreign currencies. If the exchange rate of those currencies and the U.S. dollar fluctuates, the commission rate paid for those trades might increase (decrease).

     POSSIBILITY OF FORWARD AND CASH TRADING. The Partnership might make spot and forward contracts for certain commodities, primarily currencies with U.S. or foreign banks or dealers. A forward contract is a contractual right to purchase or sell a commodity, such as a currency, at or before a specific date in the future at a specific price. Because forward contracts are not traded on exchanges, there is no regulatory protection provided by any exchange or the CFTC. There is no limit on daily price moves for forward contracts. Banks and dealers are not required to continue to make markets in any commodity. In the past, there have been times when certain banks have refused to quote prices for forward contracts or have quoted prices with an unusually wide spread between the price at which the bank is prepared to buy and that at which it is prepared to sell. There is a risk that the banks or dealers through which the Partnership trades could fail or refuse to perform.

     The CFTC is studying questions about the regulation of "off-exchange instruments" such as forward contracts. A number of the major U.S. commodity exchanges have also expressed concerns about these instruments. The CFTC has indicated that it would regard marketing of forward contracts on a retail basis to the U.S. public at large as a violation of the CEAct. The CFTC might, in the future, prohibit the Partnership from trading in the forward markets.

TAX AND REGULATORY ISSUES

     POSSIBILITY OF TAXATION AS A CORPORATION. Everest believes that under current federal income tax law and regulations the Partnership will be classified as a partnership and not as an association taxable as a corporation. The General Partner will not obtain a ruling from the Internal Revenue Service
(IRS) or an opinion of counsel to confirm its belief. If the Partnership is taxed as a corporation for federal income tax purposes in any taxable year, its income or losses will not be passed through to you, and the Partnership will be subject to tax on its income at the corporate tax rate. In addition, any distributions made to you could be taxable to you as dividend or capital gain income, and those distributions will not be deductible in computing taxable income.

     POSSIBLE LEGISLATIVE TAX CHANGES. All of the statements in this Memorandum about taxes are based upon the current Internal Revenue Code (the Code). Congress and the IRS regularly revise the Code and the regulations. Those revisions could materially affect you and the Partnership.

     UNRELATED BUSINESS TAXABLE INCOME (UBTI) FOR EMPLOYEE BENEFIT PLANS. If the Partnership were a publicly-traded partnership and limited partners are a tax-exempt entity, or if they are a tax-exempt entity and debt finance their investment, their share of gross income less Partnership deductions is treated as UBTI, and subject to tax. The General Partner does not believe that the Partnership is publicly-traded for this purpose. However, if it were decided that the Partnership is publicly-traded, it may not be an appropriate investment for employee benefit plans, including individual retirement accounts (IRAs). In addition, if investing in commodity interests results in UBTI, each partner that is a tax-exempt entity would take into account its share of the Partnership's UBTI and the deductions attributable to that income (including a $1,000 deduction against UBTI which is generally available to all tax-exempt entities) in computing its tax liability. Benefit plan investors should consult with their own legal and financial advisers about the tax consequences of plan investments in the Partnership.

     LIMITED PARTNERS WILL BE TAXED ON PROFITS WHETHER OR NOT DISTRIBUTED OR REALIZED. The Partnership is not required, and the General Partner does not intend, to distribute profits. If the Partnership has taxable income for a fiscal year, the income will be taxable to them based on their distributive share of Partnership profit even if no profits have been distributed. As a result, limited partners might owe taxes on undistributed profits. It is also possible that those profits could be lost by the Partnership after the end of its fiscal year, so that limited partners might never receive the profits on which they are taxed. However, they may redeem units to pay taxes, but this would result in a reduction in their interest in the Partnership's future profits (if any).

     FOREIGN LIMITED PARTNERS. If limited partners are not citizens or residents of the U.S. and are not otherwise engaged in a trade or business in the U.S., they will generally not be required to pay U.S. income tax on capital gains from commodity interest trading. Interest income will be taxable to them, if they are a foreign investor, unless there is an exemption from tax in an appropriate tax treaty. If the law requires the General Partner to withhold a portion of the income they earn because they are a foreign limited partner, the General Partner may redeem their units to pay the U.S. Department of Treasury taxes they owe. If a limited partner believes amounts were improperly withheld, they must deal directly with the U.S. Department of Treasury.

     FAILURE OF COMMODITY BROKERAGE FIRMS. Futures commission merchants must maintain the Partnership's assets in a segregated account. If CFI becomes bankrupt, the Partnership could lose money. In addition, even if CFI adequately segregates the assets of the Partnership, the Partnership may be able to recover only a pro rata share of the property available for distribution to all of CFI's customers.

     FOREX TRADING COUNTERPARTY CREDITWORTHINESS. The Partnership will enter into an agreement with CFS which will result in CFS acting as the counter-party to the Partnership's foreign currency transactions. That is, CFS will be the seller of all forex instruments purchased by the Partnership and the buyer of all forex instruments sold by the Partnership. CFS's financial benefit from entering into these transactions with the Partnership is derived from its ability to participate in the foreign exchange interbank markets, which are only available to large institutional investors. CFS's compensation will be derived from a mark-up on the bid/ask spread price quoted to the Partnership on each transaction, and CFS's ability to offset these transactions in the foreign exchange interbank market. In the event that CFS is unable to successfully participate in this market, the ability of CFS to enter into transactions with the Partnership may be interrupted. In addition, CFS has entered into similar agreements with other persons, and thus acts as the counter-party in transactions effected by these other persons. Because CFS acts as counter-party in these transactions, the Partnership is subject to the additional risk that CFS will be unable to fulfill its obligations to the Partnership. Moreover, in the event of a bankruptcy of CFS, the Partnership may be unable to recover assets held at CFS, even if such assets are directly traceable to the Partnership. In the event of CFS's bankruptcy, there is no equivalent of the Securities Investors Protection Corporation insurance as applicable in the case of securities broker dealers' bankruptcies.

     A substantial portion of the Partnership's assets are held in a custodial account and managed by Horizon. Failure of this firm might result in losses to the Partnership.

     POSSIBILITY OF TAX AUDIT. The IRS might audit the tax returns of the Partnership, or adjustments to its returns might be made as a result of an audit. Uncertainty regarding the federal income tax treatment of certain management and incentive fees paid by the Partnership, or ongoing fees paid to others, may increase the likelihood of an audit. If an audit results in an adjustment, limited partners may be required to pay additional taxes, interest and penalties and may be subject to audit. The IRS is currently authorized to impose an interest penalty on tax deficiencies based on prevailing private sector interest rates.

     RISK THAT UNITS WILL NOT BE CONSIDERED "PUBLICLY-OFFERED SECURITIES" UNDER THE EMPLOYEE RETIREMENT INCOME SECURITY ACT OF 1974 (ERISA). Everest believes that it is reasonable to take the position that the units qualify as "publicly-offered securities" under Title I of ERISA, and that the underlying assets of the Partnership will therefore not be considered for any purposes of ERISA or Section 4975 of the Code to be assets of employee benefit plans and IRAs that purchase units. However, this position is not binding on the Department of Labor (DOL) and, therefore, there is no certainty that the units qualify. If the units are determined not to qualify as such "publicly-offered securities," The General Partner intends to redeem units held by certain limited partners that are employee benefit plans or IRAs to the extent necessary to prevent the underlying assets of the Partnership from thereafter being considered for purposes of Title I of ERISA or Section 4975 of the Code to be assets of such employee benefit plans or IRAs. However, for any period that the underlying assets of the Partnership are considered to be assets of employee benefit plans or IRAs, the provisions of Title I of ERISA and Section 4975 of the Code would apply to the operation of the Partnership and could adversely affect the Partnership's investments and activities.

ABSENCE OF REGULATION APPLICABLE TO INVESTMENT COMPANIES. The Partnership is not registered as a securities investment company or mutual fund. Therefore, the SEC does not regulate it under the Investment Company Act of 1940 (the 1940 Act). Although the Partnership has the right to invest in securities, limited partners are not protected by the 1940 Act. Everest is, however, registered with the CFTC as commodity pool operator (CPO), JWH is registered with the CFTC as a CTA and CFI is registered with the CFTC as a futures commission merchant (FCM).

Item 2. Properties

The Partnership does not utilize any physical properties in the conduct of its business. The General Partner uses its offices to perform its administrative functions.

Item 3. Legal Proceedings

The Partnership is a creditor of RCM in the bankruptcy case filed in the United States Bankruptcy Court, Southern District of New York, captioned In re Refco Inc., et al., case number 05-60006 (RDD). Based on information provided to the Partnership by RCM, the Partnership has cash and open trade equity in neutral currency positions of approximately $7,500,000 remaining at RCM. The amount of such assets which the Partnership will ultimately recover, if any, is unknown at this time.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     (a) There is no established public market for the Units and none is expected to develop.

     (b) As of December 31, 2005, there were 9,879.80 Class A Units held by Limited Partners. There were 1,097.96 Class I Units held by Limited Partners and zero units held by the General partner. There were 3,008.60 Class AA Units and
326.71 Class II Units held by Limited partners. A total of 3059.28 Units were redeemed by Class A Limited Partners, of which 337.06 units were transferred from Class A to Class I. During this same period, there were 105.61 Units redeemed by Class I Limited Partners and 12.32 Class I Units were redeemed by the General Partner. Additionally, there were 3008.60 Units transferred from Class A to Class AA and 326.71 Units transferred from Class I to Class II. The Seventh Amended and Restated Agreement of Limited Partnership for the Partnership contains a full description of redemption and distribution procedures.

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

Item 6. Selected Financial Data

                              2001      2002      2003      2004      2005
                            -------   -------   -------   -------   --------
                                (In thousands, except amounts per Unit)
1. Operating Revenues  *    $ 4,688   $14,528   $ 8,248   $ 5,098   $    165
2. Income (Loss) from
   Continuing Operations      1,284     8,454     4,846     2,466     -2,302
3. Income (Loss)
   Per Unit: A Shares         48.46    405.48    184.01    175.60    -193.95
             I Shares                                      365.10    -122.38
            AA Shares                                                  -7.77
            II Shares                                                  -8.08
4. Total Assets              42,235    43,174    34,590    37,126     33,192
5. Long Term Obligations          0         0         0         0          0
6. Cash Dividend per Unit         0         0         0         0          0

* Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Most U.S. commodity exchanges limit by regulations the amount of fluctuation in commodity futures contract prices during a single trading day. These regulations specify what are referred to as "daily price fluctuation limits" or "daily limits". The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day's settlement price at the end of a trading session. Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period from trading on such day. Because the "daily limit" rule only governs price movement for a particular trading day, it does not limit losses. In the past, futures prices have moved the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.

For the year ended December 31, 2005, Limited Partners redeemed a total of 3,059.28 Class A Units for $7,034,769. The General Partner redeemed a total of
12.32 Class I Units for $27,328. Additionally, there were 3,008.60 Units transferred from Class A to Class AA and 326.71 Units transferred from Class I to Class II.

For the year ended December 31, 2004, Limited Partners redeemed a total of 4,365.49 Class A Units for $9,890,705, of which 1,174.87 units were transferred to Class I and the General Partner redeemed a total of 0.42 Class A Units for $1,012.

During 2005, investors purchased 2,232.26 Class A Units for $5,071,517 and none of the Units were purchased by the General Partner. 344.34 Class I Units were purchased by Limited Partners for $828,035, of which 326.03 units were transferred from Class A to Class I.

The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions. As of December 31, 2005, the Partnership had $1,549,367 on deposit at CFS.

As of the fiscal quarter ended December 31, 2005, the Partnership was exposed to credit risk in connection with the bankruptcy filing by RCM, the Partnership's former foreign currency broker. See Item 1 and 3 above for additional information.

See Footnote 4 of the Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of the Partnership reviews on a daily basis reports of the performance of the Partnership, including monitoring the daily net asset value of the Partnership. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General Partner with assurance that the Partnership, will not suffer trading losses through the Commodity Broker.

RESULTS OF OPERATIONS

CALENDAR YEAR 2005

At December 31, 2005 the Partnership had approximately $22.1 million in Class A assets and approximately $2.6 million in Class I assets. The JWH allocation was approximately $28.2 million which includes $3.5 million of notional funding.

The Partnership recorded a loss of $2,301,625, or $193.95 per Class A unit, for the year 2005. That represents a loss of 7.97% for the year. The

Partnership recorded a loss of $122.38 per Class I Unit, which represents a loss of 4.97% for the year.

First Quarter 2005

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

The Fund's three other sectors, indices, metals, and agriculture all had relatively little effect on overall performance during the month. Indices posted gains as the Nikkei rallied throughout the month on hopes that quicker U.S. growth would help Japan start an export-led economic recovery. The metals sector posted negative returns, as inflation fears in the U.S. pushed gold prices higher. All components of this sector were negative with the largest loss coming from silver. Lastly, agriculture was slightly negative, as profits from the rally in NY coffee caused by forecasts of a dry season in Brazil, were offset by losses in various other agricultural markets.

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

During the reporting period, fiscal quarter ending March 31, 2005, additional Units sold consisted of 906.45 limited partnership Units; there were zero general partnership Units sold during the quarter. Additional Units sold during the quarter represented a total of $2,017,381. Investors redeemed a total of
242.589 Units during the quarter and the General Partner redeemed 12.32 Units. At the end of the quarter there were 14,405.55 Units outstanding (including 0 Units owned by the General Partner).

During the fiscal quarter ended March 31, 2005, the Partnership had no credit exposure to a counterparty, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.

Second Quarter 2005

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

On June 22, 2005, CIS and Refco Group Ltd., LLC, ("Refco") a provider of execution and clearing services for exchange-traded derivatives and one of the then world's largest independent derivative brokers, announced that they had entered into a definitive agreement for Refco to acquire the global brokerage operations of CIS, the current clearing broker for the Everest Fund. After the closing, the futures broker for the Fund will be Refco, LLC, a wholly-owned subsidiary of Refco Group Ltd., LLC and a registered futures commission merchant. The transaction will close upon receipt of necessary regulatory approvals and satisfaction of other contractual closing conditions. The General Partner will inform the Fund's investors when and if this transaction is finalized.

During the reporting period, fiscal quarter ending June 30, 2005, additional Units sold consisted of 850.37 limited partnership Units; there were no general partnership Units sold during the period. Additional Units sold during the period represented a total of $1,894,841. Investors redeemed a total of 971.42 Units during the period and the General Partner redeemed no Units. At the end of the period there were 15,444.18 Units outstanding (including zero Units owned by the General Partner).

During the fiscal quarter ended June 30, 2005, the Partnership had no credit exposure to a counterparty, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.

Third Quarter 2005

The Partnership recorded a gain of $801,389 or $49.22 per Unit of Class A Units ($69.81 for Class I Units) for the fiscal quarter ended September 30, 2005. This compares to a gain of $1,689,808 or $113.60 per unit of Class A Units ($129.94 for Class I Units) for the fiscal quarter ended September 30, 2004. The quarter ended September 30, 2005 showed a loss of 2.30% (total return) for the Class A Units of the fund (a gain of 0.04% (total return) for the Class I Units).

The third quarter 2005 showed a gain of 2.12% for Class A (2.91% for Class I).

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

Class I Units were positive 3.69% for August 2005, resulting in a net asset value per unit of $2,435.97 as of August 31, 2005.

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

Performance in the agriculture sector was positive on the month as trading in N.Y coffee, London sugar and cotton helped bolster returns within the sector. Performance in the global stock indices sector was positive during the month as the Nikkei (Osaka) rose to a four year high on signs that the world's second largest economy grew for the third straight quarter. Nevertheless, the sector's gains were limited as the majority of world's equity markets weakened during the month on concerns that record oil prices, caused by Hurricane Katrina, may slow global economic growth.

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

The Fund's performance was positive for the month of September 2005. The stock indices, energy and currency sectors led performance along with more moderate gains in agriculture and metals. Energies benefited from record high natural gas prices that occurred as a result of Hurricane Katrina and the threat of Hurricane Rita, while metals profited from higher trending prices in gold. The Fund's overall returns in September 2005 were limited however, as the storms induced volatility and fear grew over increased global inflation. This resulted in losses in the interest rate sector.

During the quarter ended September 30, 2005, additional Units sold consisted of
809.81 limited partnership Units; there were no general partnership Units sold during the period. Additional Units sold during the period represented a total of $1,914,840. Investors redeemed a total of 899.71 Units during the period and the General Partner redeemed no Units. At the end of the period there were 15,354.29 Units outstanding (including zero Units owned by the General Partner).

During the fiscal quarter ended September 30, 2005, the Partnership had no credit exposure to a counterparty, which is a foreign commodities exchange, or to any counter party dealing in over the counter contracts, which was material.

Fourth Quarter 2005

The Partnership recorded a loss of $1,634,747 or $138.06 per Unit of Class A Units ($123.35 for Class I Units, $7.77 for Class AA Units and $8.08 for Class II Units) for the fiscal quarter ended December 31, 2005. This compares to a gain of $5,362,972 or $361.86 per Class A Unit for the fiscal quarter ending December 31, 2004, ($372.90 for Class I Units). The quarter ended December 31, 2005 showed a loss of 5.81% (total return) for the Class A Units of the fund; a loss of 5.00% (total return) for the Class I Units, and 0.33% for Class AA and II Units.

Class A Units were a negative 0.93% in October 2005 resulting in a Net Asset Value of $2,354.05.

Class I Units were a negative 0.67% resulting in a Net Asset Value of $2,448.46 as of October 31, 2005.

The Fund's performance was negative for the month of October 2005. The currency and interest rate sectors led the positive performing sectors for the month as expectations of higher U.S. interest rates grew due to rising fears of inflation. The Fund's overall return was negative as losses in the energy, indices, agriculture and metal sectors outweighed the gains in the other sectors. Energies underperformed as natural gas retreated from all time highs, while global stock indices suffered from increased volatility within the sector. The fixed income sector was the Fund's most profitable sector for the month as the fixed income markets in the U.S., Europe and Japan sold-off over fears of their respective central banks raising interest rates. The currency sector was the Fund's other solid performer for the month. The U.S. dollar rallied 2.4 percent against the Japanese yen as U.S. economic growth continued to outpace Japan's.

The energy sector was the Fund's worst performer during the month as natural gas prices retreated from record highs set in September, which resulted when Hurricanes Katrina and Rita struck the Gulf Coast. The metals sector was also negative for the month as gold backed away from an 18-year high on a stronger dollar and falling oil prices. The global stock indices sector underperformed for the month as concerns that higher fuel costs, which began at the beginning of the month, would hurt corporate profit growth, spur inflation and push the Federal Reserve to keep raising interest rates. Performance in the agriculture sector was also negative for the month as trading in N.Y coffee and cotton hindered returns.

The net asset value shown has been calculated assuming complete collectibility of certain Fund Assets held by Refco Capital Markets, Ltd. (RCM), the prior foreign exchange broker for the Fund which filed for protection from creditors under federal bankruptcy laws on October 17, 2005. In order to account for the assets at RCM which the Fund cannot currently access, the Fund's Class A units have been divided into Class A and Class AA units.

The Class AA units reflect the proportion of the former Class A units that are being held at RCM together with a reserve created for expenses incurred in connection with RCM's bankruptcy filing. The Class A units have been reduced by the amount that has been placed in the Class AA units. The amount of such assets which will become available to the Fund, if any, is dependent on several matters associated with the bankruptcy of RCM. Depending on the disposition of these matters, the final net asset value may differ materially from the preliminary amounts shown above. Until the final net asset value can be determined, redemptions and certain fees will be calculated and paid on a preliminary basis using the net asset value of the Class A units only, thus excluding the assets transferred into Class AA units.

Please note that the same structure used to value the A and AA units has been applied to the I units, which have been divided into I units and II units.

Class A Units showed a gain of 5.77%% in November 2005 resulting in a Net Asset Value of $2,489.94.

Class I Units showed a gain of 5.56% resulting in a Net Asset Value of $2,584.63.

The Fund's performance was positive for the month of November 2005. The currency sector led performance with robust gains as the Fund's systematic trend-following approach enabled it to profit from interest rate differentials which favored the U.S. dollar. The metals and indices sectors also added to the positive performance as gold and silver continued to trend higher, and the indices sector benefited from stronger economic data in the U.S. and Japan. The energy and agriculture sectors had more modest gains due to continued volatility. The interest rate sector was the only sector with a loss as U.S. and Japanese fixed income markets reversed their recent trends.

The currency sector was the Fund's strongest performer for the month. The U.S. dollar posted its first three-month gain against the euro and yen in almost four years. This can be attributed to the U.S. economy expanding faster than Europe and Japan, as well as the Fed's continued commitment to signal higher interest rates. The metals sector was also profitable for the month as gold reached $506.70 on November 29th, the highest price for a most-active contract since December 1987. The precious metal has gained 15 percent since August 30th, the day crude oil hit a record $70.85 a barrel as investors continue to view gold as a hedge against inflation. All components of this sector were positive, with the largest gain achieved in silver. The global stock indices sector was positive for the month as Asian stocks rose after U.S. reports on consumer confidence and durable goods added to evidence that growth will be sustained in the world's largest economy, boosting corporate earnings. The Nikkei rallied 9.3 percent in November, its seventh straight monthly gain. The Nikkei 225 stock average actually traded above 15,000 for the first time in almost five years. The agriculture sector was also positive on the month as New York sugar prices rose on concern exports will decline from Europe and Brazil, the world's largest producer. Brazil is diverting more sugar cane to make ethanol after a surge in gasoline prices spurred an increase in alternative fuel cars. Performance was limited however as NY coffee fell on expectations that Brazil, who grows about a third of the world's Arabica coffee, will have a coffee harvest bigger than previously forecast. Performance in the energy sector was positive but volatility within the sector limited gains.

The fixed-income sector was the Fund's only negative sector as the Japanese 10-year bonds (JGB's) gained in November, snapping the longest stretch of monthly losses since February 2002. Also hurting performance was the U.S. fixed-income market as investors pushed 10-year treasuries to their first monthly gain since August on optimism that inflation was contained despite the growing U.S. economy. However, European fixed income markets helped to limit the sectors losses as the Fund was able to profit from the third monthly decline in the European 10-year government bund.

In conclusion, the Fund was positive for the month, with the currency sector recording the largest gains on the strength of the U.S. dollar. As always, the Fund stands ready to potentially take advantage of any continuing or new trends that may emerge.

Class A Units showed a loss of 10.11% in December 2005, resulting in a Net Asset Value of $2,238.10.

Class I Units showed a loss of 9.40% resulting in a Net Asset Value of $2,341.59.

JWH's performance for the month of December 2005 put the Fund into negative territory for 05. Although the Fund remains somewhat leveraged - we are trading approximately $1.14 for every $1.00 in the Fund, the performance in December reflected the overall performance in our 3 investment programs at JWH.

While both the metals and indices sectors had gains for the month, they weren't enough to offset the combined losses in other sectors. The Fund's underperformance was driven by sudden and strong reversals in various markets throughout the Fund. The dollar's sudden turnaround against the Japanese yen and the volatility in natural gas were the dominate factors that drove the unprofitability of the Fund during the month.

The energy sector was the Fund's most unprofitable sector for the month. Natural gas had the most significant impact on this sector as gas futures fell 29 percent after reaching a record high of $15.78 on December 13th. The dramatic fall in prices was a result of private and government forecasters calling for warmer than normal temperatures across the country for the beginning of January. The currency sector was unprofitable as the sudden reversal in the strength of the U.S. dollar against the yen was the key factor. The fixed income sector was also unprofitable for the month as European and Japanese fixed income markets fell and the U.S. yield curve inverted. The largest loss occurred in the Japanese government bonds. Performance in the agriculture sector was slightly negative for the month as trading in N.Y coffee hindered performance. Coffee rallied on concerns Brazil's coffee harvest may be less than previously expected. Losses were limited however, by gains made in N.Y. and London sugar.

The metals sector was the most profitable sector for the month as gold ended 2005 at $517 an ounce, the highest since 1980, after having reached a 24-year high of $541 an ounce on December 12th. The precious metals finished the year up 18 percent, on concerns over widening U.S. budget and current account deficits. Silver added to the profitable performance as it reached a high on December 13th.

The indices sector was also positive for the month. The Nikkei 225 (Osaka), EuroStoxx 50 and the All Ords Index were the main contributors to the positive performance in this sector. The Nikkei 225 (Osaka) completed its biggest annual jump in almost two decades on continued expectations that Japan's economy would continue its recent economic expansion.

In conclusion, performance in December was negative as the currency and energy sectors drove performance. However, the trading advisor remains prepared to potentially capitalize on any trends that may emerge and will continue to remain vigilant while seeking out opportunities that best suit our trading methodology.

During the reporting period, fiscal quarter ended December 31, 2005, additional Units sold consisted of 9.85 limited partnership Units; there were no general partnership Units sold during the period. Additional Units sold during the period represented a total of $22,277. Investors redeemed a total of 1,051.17 Units during the period. Additionally, there were 3008.60 Units transferred from Class A to Class AA and 326.71 Units transferred from Class I to Class II. At the end of the period there were 14,313.07 Units outstanding (including no Units owned by the General Partner).

As of December 31, 2005 the estimated Class AA NAV was $2,346.28 and the estimated Class II NAV was $2,440.38.

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

During the fiscal quarter ended December 31, 2005, the Partnership was exposed to credit risk in connection with the bankruptcy filing by RCM, the Partnership's former foreign currency broker. See Items 1 and 3 above for additional information.

Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, inflation is not expected to have an adverse effect on the Partnership's operations or assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

In quantifying the Value at Risk of the Partnership, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine the aggregate Value at Risk for each trading category. The diversification effects resulting from the fact that the positions of the Partnership are rarely, if ever, 100% positively correlated have not been reflected.

The Trading Value at Risk in Different Market Sectors of the Partnership

The following table indicates the trading Value at Risk associated with the open positions of the Partnership by market category as of December 31, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2005, the total capitalization of the Partnership was approximately $32,539,251. Excluding Class AA and Class II the capitalization was approximately $24,682,936.

December 31, 2005

                                    % of Total
Market Sector     Value at Risk   Capitalization
-------------     -------------   --------------
Interest Rates     0.46%              1.41%
Currencies         1.91%              5.87%
Stock Indices      0.26%              0.81%
Precious Metals    0.35%              1.07%
Commodities        0.40%              1.23%
Energies           0.31%              0.95%
                   ------------      -----
   Total           3.69 million      11.34%

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

The Partnership holds a portion of its assets in cash on deposit with CFI and CFS with substantially all of the remainder on deposit with Horizon Cash Management, LLC. (Horizon) in short term, highly liquid investments. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CFI and CFS at the 91-day Treasury bill rate. In addition, should short term interest rates decline, so will the interest earnings for assets on deposit with Horizon. The Partnership assets managed by Horizon are deposited in an account in the custodial department of the Northern Trust Company, and invested in U.S. government securities and other interest-bearing obligations at the direction of Horizon. Horizon is responsible for the investment management of the assets of the Partnership not deposited with CFI and CFS as margin monies or held in Partnership operating accounts. Horizon is registered with the Securities and Exchange Commission (SEC) as an investment adviser. Horizon may invest in U.S. government securities and other instruments as permitted by the Agreement. Horizon receives an annual fee of 0.25% payable monthly on the assets it manages. However, Horizon only receives its service fee if the accrued monthly interest income earned on the assets of the Partnership managed by Horizon exceeds the 91-day U.S. Treasury Bill rate. As of December 31, 2005, the Partnership had approximately $33 million in cash on deposit with CFI, CFS and Horizon, including approximately $7.5 million at Refco Capital Markets, Ltd.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2005, by market sector.

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

Commodities. The exposure to commodities of the Partnership from JWH GAP includes corn, soybeans, soybean meal, soybean oil, wheat, and the softs of coffee, cotton, and sugar, as well as a full complement of other agricultural commodities.

Energy. The exposure of the Partnership to energy contracts in the JWH GAP is heating oil, unleaded gasoline, crude oil natural gas and others.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2005.

Foreign Currency Balances. The primary foreign currency balances of the Partnership are in Japanese yen, Euros, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Partnership holds a portion of its assets in cash at CFI and CFS. 95% of these assets earn interest at the average rate paid on 91-day U.S. Treasury Bills purchased during the month. Substantially all of remainder is held at Horizon in short term liquid investments.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2005, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as contemplated by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, the General Partner's principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures are effective, in all material respects, in timely alerting him to material information relating to the Partnership required to be included in the reports required to be filed or submitted by the Partnership with the SEC under the Exchange Act.

There was no change in the Partnership's internal control over financial reporting in the 12 months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B. Other Information.

None

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

Audit Committee Financial Expert

The Board of Directors of Everest Asset Management, Inc. has determined that Peter Lamoureux, President, Treasurer and Secretary of the General Partner, qualifies as an audit committee financial expert in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission. Mr. Lamoureux is not "independent" as that term is defined in Item 7(a)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The General Partner had adopted a code of ethics for its chief executive officer and persons performing similar functions. A copy of the General Partner's code of ethics may be obtained at no charge by written request to Everest Asset Management, Inc., 1100 North 4th Street, Suite 143, Fairfield, Iowa 52356 or by calling 641-472-5500.

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

Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters.

     (a) As of December 31, 2005 the following persons were known to the Partnership to own beneficially more than 5% of the outstanding Units:

                                                         Amount and Nature of       Percent of
Title of Class            Name and Address               Beneficial Ownership          Class
--------------            ----------------               ---------------------      ----------
Class I          James H. Henry Family Trust         313.34 Units, owned directly     28.54%
                 P.O. Box 1675, Gastonia, NC 28053
Class I          George F Henry III                  192.23 Units, owned directly     17.51%
                 P.O. Box 1675, Gastonia, NC 28053
Class I          William S. Henry                    93.45 Units, owned directly       8.51%
                 P.O. Box 1675, Gastonia, NC 28053
Class I          J.W. Quinn Family Trust             229.41 Units, owned directly     20.89%
                 P.O. Box 995, Gastonia, NC 28053
Class I          Boddie Family Investment, LP        111.90 Units, owned directly     10.19%
                 P.O. Box 1098
                 Rocky Mount, NC 27802-1908
Class I          Catherine S. Grier                  77.94 Units, owned directly       7.10%
                 101 N Tyron St., Ste. 1240
                 Charlotte, NC 28246

     (b)  As of December 31, 2005, management ownership was:

                                              Amount and Nature of      Percent of
Title of Class            Name                Beneficial Ownership         Class
--------------            ----                --------------------      ----------
Class I          Peter Lamoureux (401K)   13.90 Units, owned directly      1.27%

                                                        Amount  and Nature of      Percent of
Title of Class            Name and Address               Beneficial Ownership         Class
--------------            ----------------              ---------------------      ----------
Class II         James H. Henry Family Trust         86.95 Units, owned directly     26.62%
                 P.O. Box 1675, Gastonia, NC 28053
Class II         George F Henry III                  53.35 Units, owned directly     16.33%
                 P.O. Box 1675, Gastonia, NC 28053
Class II         William S. Henry                    25.93 Units, owned directly      7.94%
                 P.O. Box 1675, Gastonia, NC 28053
Class II         J.W. Quinn Family Trust             63.66 Units, owned directly     19.49%
                 P.O. Box 995, Gastonia, NC 28053
Class II         Boddie Family Investment, LP        31.05 Units, owned directly      9.51%
                 P.O. Box 1098
                 Rocky Mount, NC 27802-1908
Class II         Catherine S. Grier                  21.63 Units, owned directly      6.62%
                 101 N Tyron St., Ste. 1240
                 Charlotte, NC 28246

     (b)  As of December 31, 2005, management ownership was:

                                               Amount and Nature of       Percent of
Title of Class            Name                 Beneficial Ownership          Class
--------------            ----                ---------------------       ----------
Class II         Peter Lamoureux (401K)   3.85712 Units, owned directly      1.18%

     (c) As of December 31, 2005, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions.

     (a)  None other than the compensation arrangements described herein.

     (b)  None.

     (c)  None.

     (d)  The Partnership filed Registration Statements on Form S-18 and
          Form 10, therefore this information is not required to be included.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the years ended December 31, 2005 and 2004, the aggregate fees billed by Spicer Jeffries LLP for professional services rendered for the audit of the financial statements included in this annual report and review of the quarterly 10Q's for the years ended were $17,000 and $24,058, respectively.

Audit Related Fees

None.

Tax Fees

For the years ended December 31, 2005 and 2004, the aggregate fees billed by Spicer Jeffries LLP for federal and state tax return preparation totaled $6,000 and $8,000, respectively.

All Other Fees

None.

                                     Part IV

Item 15. Exhibits, Financial Statement, Schedules.

     (a) The following documents are included herein:

          (1) Financial Statements:

               a. Report of Independent Registered Public Accounting Firm. (Independent Auditor's Report)

               b. Statements of Financial Condition, December 31, 2005 and 2004.

               c. Schedule of Investments, December 31, 2005

               d. Schedule of Investments, December 31, 2004

               e. Statements of Operations, Years Ended December 31, 2005, 2004, and 2003.

               f. Statements of Changes in Partners' Capital, Years Ended December 31, 2005, 2004, and 2003.

               g. Statements of Cash Flows, Years Ended December 31, 2005, 2004 and 2003

               h. Notes to Financial Statements.

               i. Acknowledgment

          (2) All financial statement schedules have been omitted because the information required by the schedules is not applicable, or because the information required is contained in the financial statements included herein or the notes thereto.

          (3) Exhibits:

               See the Index to Exhibits annexed hereto.

     (b) Exhibits:

               See The Index to Exhibits annexed hereto.

     (c) Financial Statement Schedules

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2006                    The Everest Fund, L.P.

                                        By: Everest Asset Management, Inc.
                                        (General Partner)


                                        By: /s/ Peter Lamoureux
                                            ------------------------------------
                                            Peter Lamoureux, President
                                            Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 29, 2006

                                        By: /s/ Peter Lamoureux
                                            ------------------------------------
                                            Peter Lamoureux, President,
                                            Secretary, Treasurer, and Director

                               Index to Exhibits:

Exhibit
  No.                                  Description
-------                                -----------
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

Number of Attached Exhibits

None.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                              FINANCIAL STATEMENTS

                         YEARS ENDED DECEMBER 31, 2005,
                                  2004 AND 2003

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                        2

Financial Statements and Schedules:
   Statements of Financial Condition, December 31, 2005 and 2004               3
   Schedule of Investments, December 31, 2005                                  4
   Schedule of Investments, December 31, 2004                                  5
   Statements of Operations, Years Ended December 31, 2005, 2004 and 2003      6
   Statements of Changes in Partners' Capital, Years Ended December
      31, 2005, 2004 and 2003                                                  7
   Statements of Cash flows, Years Ended December 31, 2005, 2004 and 2003      8

Notes to Financial Statements                                               9-14

Acknowledgement                                                               15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Everest Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Everest Fund, L.P. (An Iowa Limited Partnership), (the "Partnership") as of December 31, 2005 and 2004, and the related statements of operations and changes in partners' capital and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Everest Fund, L.P. (An Iowa Limited Partnership) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 9, 2006

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31, 2005   DECEMBER 31, 2004
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $14,001,411         $24,898,966
Equity in commodity trading accounts:
   Cash                                                              11,584,453           9,890,324
   Net unrealized trading gains on open contracts                        31,920           2,213,429
Receivable from Refco Capital Markets, Ltd. (Note 1)                  7,482,332                  --
Interest receivable                                                      92,364             122,859
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $33,192,480         $37,125,578
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $   426,556         $   483,500
   General partner management fee payable                               120,693             141,451
   Advisor's management fee payable                                      48,461              59,145
   Advisor's incentive fee payable                                           --              85,111
   Accrued expenses                                                      57,519              47,319
                                                                    -----------         -----------
      TOTAL LIABILITIES                                                 653,229             816,526
                                                                    -----------         -----------
PARTNERS' CAPITAL
   General partners, I shares (0 and 12.32 units outstanding)                --              30,360
   Limited partners, A Shares (9,879.80 and 13,715.42 units
      outstanding)                                                   22,111,952          33,356,576
   Limited partners, I Shares (1,097.96 and 1,198.26 units
      outstanding)                                                    2,570,984           2,922,116
   Limited partners, AA Shares (3,008.60 and 0 units
      outstanding)                                                    7,059,021                  --
   Limited partners, II Shares (326.71 and 0 units
      outstanding)                                                      797,294                  --
                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        32,539,251          36,309,052
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $33,192,480         $37,125,578
                                                                    ===========         ===========

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2004

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Mar 06                40      $   113,116         0.35%
Metals                                        Feb 06 - Jun 06      136          377,690         1.16%
Energy                                        Mar 06                30         (768,992)       -2.36%
Agriculture                                   Mar 06               150          300,388         0.92%
Indices                                       Mar 06                30           25,020         0.08%
                                                                            -----------        -----
                                                                                 47,222         0.15%
FORWARD POSITIONS
Currencies                                    Mar 06                           (230,040)       -0.71%
                                                                            -----------        -----
   Total long positions                                                        (182,818)       -0.56%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Mar 06 - Sep 06      315           25,628         0.08%
Energy                                        Mar 06                18           29,700         0.09%
Agriculture                                   Mar 06               284         (174,678)       -0.54%
Currencies                                    Dec 06                27            2,700         0.01%
Indices                                       Mar 06 - Sep 06      203         (102,822)       -0.32%
                                                                            -----------        -----
                                                                               (219,472)       -0.67%
FORWARD POSITIONS
Currencies                                    Mar 06                            434,210         1.33%
                                                                            -----------        -----
   Total short positions                                                        214,738         0.66%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                             31,920         0.10%

CASH AND CASH EQUIVALENTS                                                    14,001,411        43.03%
CASH ON DEPOSIT WITH BROKERS                                                 11,584,453        35.60%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                    6,953,387        21.37%
                                                                            -----------        -----
NET ASSETS                                                                  $32,539,251          100%
                                                                            ===========        =====

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2004

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                 Mar - Sep 05       1,040     $  (176,773)        -0.49%
Metals                                         Feb 05                84         (90,720)        -0.25%
Energy                                         Mar 05                76           4,375          0.01%
Agriculture                                    Mar 05                75         367,346          1.01%
Indices                                        Mar 05                76         104,275          0.29%
                                                                            -----------        ------
                                                                                208,503          0.57%
FORWARD POSITIONS
Currencies                                     Mar 05                         2,359,473          6.50%
                                                                            -----------        ------
   Total long positions                                                       2,567,976          7.07%
                                                                            -----------        ------

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                 Mar 05                20          (1,875)        -0.01%
Energy                                         Mar 05                28          66,680          0.18%
Agriculture                                    Mar - May 05         443          60,605          0.17%
Indices                                        Mar 05                14         (90,207)        -0.25%
                                                                            -----------        ------
                                                                                 35,203          0.10%
FORWARD POSITIONS
Currencies                                     Mar 05                          (389,750)        -1.07%
                                                                            -----------        ------
   Total short positions                                                       (354,547)        -0.97%
                                                                            -----------        ------
   Total open contracts                                                       2,213,429          6.09%
CASH AND CASH EQUIVALENTS                                                    24,898,966         68.58%
CASH ON DEPOSIT WITH BROKERS                                                  9,890,324         27.24%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                    1,519,762          4.18%
                                                                            -----------        ------
NET ASSETS                                                                  $36,309,052        100.00%
                                                                            ===========        ======

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2005, 2004, 2003

                                                         2005         2004          2003
                                                     -----------   ----------   -----------
TRADING INCOME (LOSS)
Net realized trading gain (loss)
   on closed contracts                               $ 1,646,959   $4,432,830   $11,820,247
Change in net unrealized trading gain
  (loss) on open contracts                            (2,154,977)     492,388    (3,759,776)
Net foreign currency translation gain (loss)             (73,598)     (24,707)      111,596
Brokerage Commissions                                   (241,988)    (263,488)     (364,590)
                                                     -----------   ----------   -----------
   NET TRADING INCOME (LOSS)                            (823,604)   4,637,023     7,807,477

Interest income, net of cash management fees             988,314      461,372       441,270
                                                     -----------   ----------   -----------
   TOTAL INCOME                                          164,710    5,098,395     8,248,747
                                                     -----------   ----------   -----------

EXPENSES:
   General partner management fees                     1,686,472    1,664,314     1,796,008
   Advisor Management fees                               684,696      655,104       841,768
   Advisor Incentive fees                                     --      240,161       712,054
   Administrative expenses                                95,167       72,775        53,041
                                                     -----------   ----------   -----------
   TOTAL EXPENSES                                      2,466,335    2,632,354     3,402,871
                                                     -----------   ----------   -----------
NET INCOME                                           $(2,301,625)  $2,466,041   $ 4,845,876
                                                     ===========   ==========   ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $   (193.95)  $   175.60   $    184.01
                                                     ===========   ==========   ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST       Since Inception (June 4, 2004)
   I SHARES, OUTSTANDING ENTIRE PERIOD               $   (122.38)  $   365.10           N/A
                                                     ===========   ==========   ===========

NET LOSS PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING SINCE OCTOBER 31, 2005     $     (7.77)
                                                     ===========

NET LOSS PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING SINCE OCTOBER 31, 2005     $     (8.08)
                                                     ===========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    YEARS ENDED DECEMBER 31, 2005, 2004, 2003

                                                             GENERAL                LIMITED     GENERAL
                                   UNITS     LIMITED PTRS      PTR       UNITS       PTRS         PTR
                                 A SHARES      A SHARES     A SHARES   I SHARES    I SHARES    I SHARES
                                ----------   ------------   --------   --------   ----------   --------
BALANCES, December 31, 2002      20,613.69   $ 42,674,962   $ 45,742         --   $       --   $     --
Additional Units Sold             8,946.66     21,315,647         --         --           --         --
Redemptions                     (14,731.36)   (35,369,318)   (52,069)        --           --         --
Net Income                              --      4,838,611      7,265         --           --         --
                                ----------   ------------   --------   --------   ----------   --------
BALANCES, December 31, 2003      14,828.99     33,459,902        938         --           --         --
Additional Units Sold             3,252.34      7,327,540         --      35.73       50,000     25,000
Redemptions                      (3,190.62)    (7,020,090)        --         --           --         --
Transfers Between Classes        (1,175.29)    (2,870,615)    (1,012)  1,162.53    2,870,615      1,012
Less Offering Costs                     --             --         --         --         (266)       (13)
Net Income                              --      2,459,839         74         --        1,767      4,361
                                ----------   ------------   --------   --------   ----------   --------
BALANCES, December 31, 2004      13,715.42     33,356,576         --   1,198.26    2,922,116     30,360
Additional Units Sold             2,232.26      5,071,517         --      18.31       41,315         --
Redemptions                      (2,722.22)    (6,248,050)        --    (117.93)    (252,521)   (27,328)
Transfers Between Classes        (3,345.66)    (7,869,117)        --      (0.67)     (13,215)        --
Less Offering Costs                     --        (50,213)        --         --       (2,891)        (5)
Net Loss                                --     (2,148,761)        --         --     (123,820)    (3,027)
                                ----------   ------------   --------   --------   ----------   --------
BALANCES, December 31, 2005       9,879.80   $ 22,111,952         --   1,097.96   $2,570,984         --
                                ==========   ============   ========   ========   ==========   ========

Net asset value per unit,
   January 1, 2005, or
   since inception 10/31/05.                 $   2,432.05                         $ 2,463.97
Net profit (loss) per unit                        (193.95)                           (122.38)
                                             ------------                         ----------
Net asset value per unit
   December 31, 2005                         $   2,238.10                         $ 2,341.59
                                             ============                         ==========

                                  UNITS      LIMITED     UNITS    LIMITED
                                   AA        PTRS AA      II      PTRS II
                                 SHARES      SHARES     SHARES     SHARES        TOTAL
                                --------   ----------   ------   ---------   ------------
BALANCES, December 31, 2002           --   $       --       --   $      --   $ 42,720,704
Additional Units Sold                 --           --       --          --     21,315,647
Redemptions                           --           --       --          --    (35,421,387)
Net Income                            --           --       --          --      4,845,876
                                --------   ----------   ------   ---------   ------------
BALANCES, December 31, 2003           --           --       --          --     33,460,840
                                      --           --       --          --      7,402,540
Additional Units Sold                 --           --       --          --     (7,020,090)
Redemptions                           --           --       --          --             --
Transfers Between Classes             --           --       --          --           (279)
Less Offering Costs                   --           --       --          --      2,466,041
Net Income                      --------   ----------   ------   ---------   ------------
                                      --           --       --          --     36,309,052
BALANCES, December 31, 2004           --           --       --          --      5,112,832
Additional Units Sold                 --           --       --          --     (6,527,899)
Redemptions                     3,008.60    7,082,398   326.71     799,934             --
Transfers Between Classes             --           --       --          --        (53,109)
Less Offering Costs                   --      (23,377)      --      (2,640)    (2,301,625)
Net Loss                        --------   ----------   ------   ---------   ------------
BALANCES, December 31, 2005     3,008.60   $7,059,021   326.71   $ 797,294   $ 32,539,251
                                ========   ==========   ======   =========   ============

Net asset value per unit,
   January 1, 2005, or
   since inception 10/31/05                $ 2,354.05            $2,448.46
Net profit (loss) per unit                      (7.77)               (8.08)
                                           ----------            ---------
Net asset value per unit
   December 31, 2005                       $ 2,346.28            $2,440.38
                                           ==========            =========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2005, 2004, 2003

                                                                         JANUARY 1, 2005     JANUARY 1, 2004     JANUARY 1, 2003
                                                                             THROUGH             THROUGH             THROUGH
                                                                        DECEMBER 31, 2005   DECEMBER 31, 2004   DECEMBER 31, 2003
                                                                        -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $ (2,301,625)       $  2,466,041        $  4,845,876
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Decrease (increase) in commodity futures trading accounts:
         Cash                                                               (1,694,129)         (5,409,641)          9,971,451
         Unrealized gain or loss on open commodity futures contracts         2,181,509            (543,274)          3,759,776
      Decrease (increase) in interest receivable                                30,495             (78,392)            (29,842)
      Increase in receivable from Refco Capital Markets, Ltd.               (7,482,332)                 --                  --
      (Decrease) increase in incentive fees payable                            (85,111)             85,111                  --
      (Decrease) increase in management fees payable                           (10,684)              2,962             (28,802)
      Decrease in General partner management fees payable                      (20,758)             (1,868)             (6,710)
      (Decrease) increase in other accrued expenses                             10,200              16,614             (19,618)
                                                                          ------------        ------------        ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (9,372,435)         (3,462,446)         18,492,131
                                                                          ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                          (7,371,563)         (7,435,360)        (34,690,255)
   Sale of partnership units, net                                            5,846,443           7,402,260          21,315,647
                                                                          ------------        ------------        ------------
         NET CASH USED IN  FINANCING ACTIVITIES                             (1,525,120)            (33,100)        (13,374,608)
                                                                          ------------        ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (10,897,555)         (3,495,546)          5,117,523

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                             24,898,966          28,394,512          23,276,989
                                                                          ------------        ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                 $ 14,001,411        $ 24,898,966        $ 28,394,512
                                                                          ============        ============        ============

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

RECEIVABLE FROM REFCO CAPITAL MARKETS, LTD.

On October 13, 2005, Refco, Inc. ("Refco") announced that liquidity within one of its operating subsidiaries, Refco Capital Markets, Ltd. ("RCM"), was no longer sufficient to continue operations and that RCM was imposing a fifteen day moratorium on all of its activities in an attempt to protect the value of that business. RCM acted as the Partnership's foreign currency broker at that time and as of such date, approximately 20% of the Partnership's assets were held on deposit in accounts at RCM.

On October 17, 2005, Refco and certain subsidiaries filed a bankruptcy petition in New York seeking protection from creditors under Chapter 11 of the United States Bankruptcy Code. RCM was included in this filing and as a result, all of the dealings with RCM are subject to control by the Bankruptcy Court. In connection with the bankruptcy, the president of the General Partner was appointed to the Official Creditors Committee on October 28, 2005. Based on information provided to the Partnership by RCM, the Partnership has cash and open trade equity in neutral currency positions of approximately $7,500,000 remaining at RCM. Management believes there are substantial assets at RCM, but the amount of such assets which the Partnership will ultimately recover, if any, is unknown at the present time.

Due to the above, effective October 31, 2005, the Partnership has created Classes AA and II of shares and transferred to such classes the value of Partnership assets held in RCM as of October 17, 2005, together with a reserve for the estimated expenses of collection and related matters. The amount of such assets which will become available to the Partnership, if any, is dependent on several matters associated with the bankruptcy of RCM. Depending on the disposition of these matters, the final net asset value may differ materially from the preliminary amounts which the Partnership has published since October 31, 2005. Redemptions of Classes AA and II are restricted until the final net asset value can be determined. Subsequent to October 31, 2005, redemptions and certain fees will only be calculated and paid on the net asset value of Class A and Class I units, thus segregating the assets held by RCM and the reserve established in connection with the RCM legal proceedings.

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

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments held by the Company are reported in the statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, due to their highly liquid nature and short-term maturity. Commodity futures contracts, forward contracts, physical commodities, and related options re valued as described above. The receivable from RCM is valued at management's best estimate as described above.

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

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

Subject to restrictions on the redemption of Series AA and Series II units by existing investors as mentioned above, Limited Partners may cause any or all of their Class A units to be redeemed as of the end of any month at the month end net asset value on fifteen days' prior written notice to the Partnership, (for Class I Units, as of the end of any quarter on forty-five days' notice), or such lesser period as is acceptable to the Partnership. Although the Agreement does not permit redemptions for the first six months following a Limited Partner's admission to the Partnership, the Agreement does permit the Partnership to declare additional regular redemption dates. The Partnership will be dissolved on December 31, 2020, or upon the occurrence of certain events, as specified in the Limited Partnership agreement.

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

Net brokerage commissions are recorded in the statements of operations as a reduction of trading income.

Effective November 2003, the General Partner charges the Partnership a monthly management fee equal to 0.50% of the Partnership's Class A beginning-of-month net asset value. From May 2002 through October 2003, the General Partner charged the Partnership a monthly management fee of either 0.5104% or 0.5156%, depending on the total amount which the Partnership had allocated to trading, including notional funding. Prior to May 2002, the General Partner charged the Partnership a monthly management fee equal to 0.5052% of the Partnership beginning-of-month net asset value, as defined Effective June 2004, the General Partner charges the Partnership a monthly management fee equal to 0.229% of the Partnership's Class I beginning-of-month net asset value. From the monthly management fee the General Partner deducts the round turn trading costs and related exchange fees (between $5.80 to $10.70 per round turn trade on domestic exchanges, and higher for foreign exchanges) and pays the selling agents and certain other parties, if any, up to 50% of the fee retained by the General Partner.

As of December 31, 2005 and 2004, JWH's allocation was approximately $28.2 (including approximately 3.5 million of notional funding) and $36.3 million, respectively. The General Partner may replace or add trading advisors at any time.

BROKERAGE AGREEMENT

The Partnership, through August 31, 2005, cleared all of its futures trades through Cargill Investor Services, Inc. ("CIS") and all of its foreign currency trading activity through CIS Financial Services, Inc. ("CISFS"), an affiliate of CIS. In September

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 3 CONTRACTS AND AGREEMENTS (CONTINUED)

2005, Refco Group Ltd. acquired CIS and CISFS and the clearing and related services previously performed by CIS were performed by REFCO, LLC and the foreign currency trading previously performed by CISFS was provided by Refco Capital Markets, Ltd. Beginning in mid-October 2005, the Partnership engaged Calyon Financial, Inc. ("CFI") as the Partnership's futures and options on futures broker, and engaged and Calyon Financial, SNC ("CFS") as the Partnership's foreign currency or forwards currency broker, (collectively referred to as the "Clearing Brokers"). The agreements provide that the Clearing Brokers charge the Partnership brokerage commissions at the rate of between $5.80 to 10.70 per round-turn trade, plus applicable exchange, give up fees and NFA fees for futures contracts and options on futures contracts executed on domestic exchanges and over the counter markets. For trades on certain foreign exchanges, the rates may be higher.

The Partnership also reimburses the Clearing Brokers for all delivery, insurance, storage or other charges incidental to trading and paid to third parties.

The Partnership earns interest on 95% of the Partnership's average monthly cash balance on deposit with its Brokers at a rate equal to the average 91-day Treasury Bill rate for US Treasury Bills issued during that month.

Excluding amounts held at RCM, approximately 99% of cash and cash equivalents at December 31, 2005 and 2004 are funds deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.

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

The Partnership has cash and open positions on deposit in the amount of $1,753,536 as of December 31, 2005 with an interbank market maker in connection with its trading of forward contracts. In the event of the interbank market maker's insolvency, recovery of the Partnership assets on deposit may be subject to forfeiture. In the normal course of business, the Partnership does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership assumes credit risk on its entire amount on deposit from counter party non-performance.

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

The Partnership's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counter party with which it conducts business.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4- FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES (CONTINUED)

The limited partners bear the risk of loss only to the extent of the net asset value of their Partnership units.

The Partnership receivable from RCM of approximately $7.5 million represents the Partnership's receivable from RCM, who is currently in bankruptcy. These funds are unavailable to the Partnership until the bankruptcy proceedings are finalized.

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

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 6- FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the years ended December 31, 2005, 2004, and 2003. This information has been derived from information presented in the financial statements.

                                            I SHARES     A SHARES    II SHARES    AA SHARES     I SHARES     A SHARES     A SHARES
                                              2005         2005         2005         2005         2004         2004         2003
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
PER UNIT OPERATING PERFORMANCE (1)
   Total income                            $  (66.82)   $ (142.31)   $      --    $      --    $  407.73    $  240.93    $  245.03
   Total expenses                             (55.56)      (51.64)       (8.08)       (7.77)      (42.63)      (65.33)      (61.02)
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
      Net increase in net asset value        (122.38)     (193.95)       (8.08)       (7.77)      365.10       175.60       184.01
      Net asset value, beginning of year
         (inception for I shares)           2,463.97     2,432.05     2,448.46     2,354.05     2,098.87     2,265.45     2,072.44
                                           ---------    ---------    ---------    ---------    ---------    ---------    ---------
      Net asset value, end of year         $2,341.59    $2,238.10    $2,440.38    $2,346.28    $2,463.97    $2,432.05    $2,256.45
                                           =========    =========    =========    =========    =========    =========    =========
SELECTED FINANCIAL STATISTICS AND RATIOS:
Total return (2) (4)                           (4.97%)      (7.97%)      (0.33%)      (0.33%)      10.05%        7.78%        8.88%
                                           =========    =========    =========    =========    =========    =========    =========
Ratio to average net assets:
Trading Income                                 (2.15%)      (4.84%)       0.00%        0.00%        2.16%       10.64%       18.45%
Expenses, not including incentive fees         (2.37%)      (2.28%)      (0.33%)      (0.33%)      (1.40%)      (2.24%)      (2.55%)
Incentive fees (3)                              0.00%        0.00%        0.00%        0.00%        0.44%       (0.75%)      (2.04%)
Total expenses                                 (2.37%)      (2.28%)      (0.33%)      (0.33%)      (0.96%)      (2.99%)      (4.59%)
Net income                                     (4.52%)      (7.13%)      (0.33%)      (0.33%)       1.20%        7.64%       13.86%

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

(4)  I Shares have been annualized for the period ending December 31, 2004.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                                 ACKNOWLEDGEMENT
                  YEARS ENDED DECEMBER 31, 2005, 2003, AND 2004

Acknowledgement

To the best of my knowledge and belief, the information contained here is accurate and complete.


/s/ Peter Lamoureux
-------------------------------------
President
Everest Asset Management, Inc.
General Partner of Everest Fund, L.P.