Form 10-K/A
period 2005-12-31
EVEREST FUND L P
filed 2006-05-15
CIK 837919

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             FORM 10K AMENDMENT No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

Everest Fund, L.P. (the "Company") is filing this Amendment No. 1 to Form 10-K to reflect a reclassification in its financial statements for the fiscal year ended December 31, 2005 as filed in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2006. While preparing Form 10-Q for the three months ended March 31, 2006, a reclassification was identified on the December 31, 2005 statement of financial condition between the captions "Cash and cash equivalents" and "Equity in commodity trading account cash" in the amount of $7,482,332. The effect of this reclassification did not affect total assets, net loss or net asset value per unit.

Except as dicussed above, the Company has not modified or updated disclosures presented in the original annual report on Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K. Information not affected by the restatememt is unchanged and reflects the disclosures made at the time of the original filing of the Form 10K. This form 10-K/A should be read in conjunction with the filings made with the Securities and Exchange Comission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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

     POSSIBLE EFFECTS OF SPECULATIVE POSITION LIMITS. The CFTC and U.S. exchanges have established "speculative position limits." These limits control the number of net long or net short speculative futures or options (on futures) positions any person may hold or control in futures or options contracts traded on U.S. exchanges. JWH controls the commodity trading of other accounts. All positions and accounts owned or controlled by JWH and its principals are combined with the Partnership's positions established by JWH for position limit purposes. In order to avoid exceeding position limits, it is possible that JWH will have to modify its trading instructions, and that positions held by the Partnership will have to be liquidated. That could have a negative effect on the operations of the Partnership and its profitability. See, "Risk Factors
- -Increase in Amount of Funds Managed." In addition, all commodity accounts of the General Partner and its affiliates may also be combined with the Partnership for position limit purposes.

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

December 31, 2005

                                    % of Total
Market Sector     Value at Risk   Capitalization
- -------------     -------------   --------------
Interest Rates     0.46%              1.41%
Currencies         1.91%              5.87%
Stock Indices      0.26%              0.81%
Precious Metals    0.35%              1.07%
Commodities        0.40%              1.23%
Energies           0.31%              0.95%
                   ------------      -----
   Total           3.69 million      11.34%

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

Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters.

     (a) As of December 31, 2005 the following persons were known to the Partnership to own beneficially more than 5% of the outstanding Units:

                                                         Amount and Nature of       Percent of
Title of Class            Name and Address               Beneficial Ownership          Class
- --------------            ----------------               ---------------------      ----------
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

     (b)  As of December 31, 2005, management ownership was:

                                              Amount and Nature of      Percent of
Title of Class            Name                Beneficial Ownership         Class
- --------------            ----                --------------------      ----------
Class I          Peter Lamoureux (401K)   13.90 Units, owned directly      1.27%

                                                        Amount  and Nature of      Percent of
Title of Class            Name and Address               Beneficial Ownership         Class
- --------------            ----------------              ---------------------      ----------
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

     (b)  As of December 31, 2005, management ownership was:

                                               Amount and Nature of       Percent of
Title of Class            Name                 Beneficial Ownership          Class
- --------------            ----                ---------------------       ----------
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

Date: May 12, 2006                    The Everest Fund, L.P.

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

Date: May 12, 2006

                                        By: /s/ Peter Lamoureux
                                            ------------------------------------
                                            Peter Lamoureux, President,
                                            Secretary, Treasurer, and Director

                               Index to Exhibits:

Exhibit
  No.                                  Description
- -------                                -----------
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

                                        /s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 9, 2006

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31, 2005   DECEMBER 31, 2004
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $21,483,743        $24,898,966
Equity in commodity trading accounts:
   Cash                                                               4,102,121           9,890,324
   Net unrealized trading gains on open contracts                        31,920           2,213,429
Receivable from Refco Capital Markets, Ltd. (Note 1)                  7,482,332                  --
Interest receivable                                                      92,364             122,859
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $33,192,480         $37,125,578
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $   426,556         $   483,500
   General partner management fee payable                               120,693             141,451
   Advisor's management fee payable                                      48,461              59,145
   Advisor's incentive fee payable                                           --              85,111
   Accrued expenses                                                      57,519              47,319
                                                                    -----------         -----------
      TOTAL LIABILITIES                                                 653,229             816,526
                                                                    -----------         -----------
PARTNERS' CAPITAL
   General partners, I shares (0 and 12.32 units outstanding)                --              30,360
   Limited partners, A Shares (9,879.80 and 13,715.42 units
      outstanding)                                                   22,111,952          33,356,576
   Limited partners, I Shares (1,097.96 and 1,198.26 units
      outstanding)                                                    2,570,984           2,922,116
   Limited partners, AA Shares (3,008.60 and 0 units
      outstanding)                                                    7,059,021                  --
   Limited partners, II Shares (326.71 and 0 units
      outstanding)                                                      797,294                  --
                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        32,539,251          36,309,052
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $33,192,480         $37,125,578
                                                                    ===========         ===========

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2005

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Mar 06                40      $   113,116         0.35%
Metals                                        Feb 06 - Jun 06      136          377,690         1.16%
Energy                                        Mar 06                30         (768,992)       -2.36%
Agriculture                                   Mar 06               150          300,388         0.92%
Indices                                       Mar 06                30           25,020         0.08%
                                                                            -----------        -----
                                                                                 47,222         0.15%
FORWARD POSITIONS
Currencies                                    Mar 06                           (230,040)       -0.71%
                                                                            -----------        -----
   Total long positions                                                        (182,818)       -0.56%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Mar 06 - Sep 06      315           25,628         0.08%
Energy                                        Mar 06                18           29,700         0.09%
Agriculture                                   Mar 06               284         (174,678)       -0.54%
Currencies                                    Dec 06                27            2,700         0.01%
Indices                                       Mar 06 - Sep 06      203         (102,822)       -0.32%
                                                                            -----------        -----
                                                                               (219,472)       -0.67%
FORWARD POSITIONS
Currencies                                    Mar 06                            434,210         1.33%
                                                                            -----------        -----
   Total short positions                                                        214,738         0.66%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                             31,920         0.10%

CASH AND CASH EQUIVALENTS                                                    21,483,743        66.02%
CASH ON DEPOSIT WITH BROKERS                                                  4,102,121        12.61%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                    6,953,387        21.37%
                                                                            -----------        -----
NET ASSETS                                                                  $32,539,251          100%
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

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2005, 2004, 2003

                                                                         JANUARY 1, 2005     JANUARY 1, 2004     JANUARY 1, 2003
                                                                             THROUGH             THROUGH             THROUGH
                                                                        DECEMBER 31, 2005   DECEMBER 31, 2004   DECEMBER 31, 2003
                                                                        -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $ (2,301,625)       $  2,466,041        $  4,845,876
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Decrease (increase) in commodity futures trading accounts:
         Cash                                                                5,788,203          (5,409,641)          9,971,451
         Unrealized gain or loss on open commodity futures contracts         2,181,509            (543,274)          3,759,776
      Decrease (increase) in interest receivable                                30,495             (78,392)            (29,842)
      Increase in receivable from Refco Capital Markets, Ltd.               (7,482,332)                 --                  --
      (Decrease) increase in incentive fees payable                            (85,111)             85,111                  --
      (Decrease) increase in management fees payable                           (10,684)              2,962             (28,802)
      Decrease in General partner management fees payable                      (20,758)             (1,868)             (6,710)
      (Decrease) increase in other accrued expenses                             10,200              16,614             (19,618)
                                                                          ------------        ------------        ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (1,890,103)         (3,462,446)         18,492,131
                                                                          ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                          (7,371,563)         (7,435,360)        (34,690,255)
   Sale of partnership units, net                                            5,846,443           7,402,260          21,315,647
                                                                          ------------        ------------        ------------
         NET CASH USED IN  FINANCING ACTIVITIES                             (1,525,120)            (33,100)        (13,374,608)
                                                                          ------------        ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (3,415,223)         (3,495,546)          5,117,523

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                             24,898,966          28,394,512          23,276,989
                                                                          ------------        ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF YEAR                                 $ 21,483,743        $ 24,898,966        $ 28,394,512
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


/s/ Peter Lamoureux
- -------------------------------------
President
Everest Asset Management, Inc.
General Partner of Everest Fund, L.P.