Form 10-Q
period 2006-03-31
EVEREST FUND L P
filed 2006-05-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2006

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

                             Yes     X        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer	         Accelerated filer
           Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

Following are financial Statements for the fiscal quarter ending March 31, 2006

			Fiscal Quarter	Year to Date   Fiscal Year 	Fiscal Quarter	 Year to Date
			Ended 3/31/06	 to 3/31/06	Ended 12/31/05	Ended 3/31/05	  to 3/31/05
			-------------	------------	--------------	--------------	-------------

Statement of
   Financial Condition		X				X

Schedule of Investments				X

Statement of Operations		X		X				X		X

Statement of Changes
   in Partner's Capital				X

Statements of Cash Flows	X		X				X		X

Notes ot Financial		X
    Statements


see accompanying notes to financial statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION

					UNAUDITED

                                                                 MARCH 31, 2006	     DECEMBER 31, 2005
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $18,184,376         $21,483,743
Equity in commodity trading accounts:
   Cash                                                               4,266,886           4,102,121
   Net unrealized trading gains on open contracts                     1,814,504              31,920
Receivable from Refco Capital Markets, Ltd. (Note 1)                  7,482,332           7,482,332
Interest receivable                                                     108,388              92,364
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $31,856,485         $33,192,480
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $   708,343         $   426,556
   General partner management fee payable                                88,340             120,693
   Advisor's management fee payable                                      44,313              48,461
   Accrued expenses                                                      41,916              57,519
                                                                    -----------         -----------
      TOTAL LIABILITIES                                                 882,911             653,229
                                                                    -----------         -----------

PARTNERS' CAPITAL
   General partners, I shares (0 and 0 units outstanding)                --                     --
   Limited partners, A Shares (9,594.25 and 9,879.80 units
      outstanding)                                                   20,798,455          22,111,952
   Limited partners, I Shares (1,011.31 and 1,097.96 units
      outstanding)                                                    2,312,020           2,570,984
   Limited partners, AA Shares (3,008.60 and 3,008.60 units
      outstanding)                                                    7,065,116           7,059,021
   Limited partners, II Shares (326.71 and 326.71 units
      outstanding)                                                      797,982             797,294
                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        30,973,573          32,539,251
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $31,856,485         $33,192,480
                                                                    ===========         ===========

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                 MARCH 31, 2006
				   UNAUDITED

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Jun 06 - Dec 06       40      $     2,227         0.01%
Metals                                        May 06 - Jun 06      144          531,460         1.72%
Energy                                        Jun 06 - Jul 06      105           44,629         0.14%
Agriculture                                   May 06 - Aug 06      112           38,390         0.12%
Indices                                       Jun 06                68          285,193         0.92%
                                                                            -----------        -----
                                                                                901,899         2.91%
FORWARD POSITIONS
Currencies                                    Mar 06 - Jun 06                  (163,231)       -0.53%
                                                                            -----------        -----
   Total long positions                                                         738,668         2.38%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Jun 06 - Dec 06    1,145        1,287,208         4.16%
Energy                                        Jul 06                18           (9,900)       -0.03%
Agriculture                                   May 06               148          105,820         0.34%
Currencies                                    Mar 06               112           10,788         0.03%
                                       					    -----------	       -----
                                                                              1,393,916		4.50%

FORWARD POSITIONS
Currencies                                    Mar 06 - Jun 06                  (318,081)       -1.03%
                                                                            -----------        -----
   Total short positions                                                      1,075,836         3.47%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                          1,814,504         5.86%

CASH AND CASH EQUIVALENTS                                                    18,184,376        58.71%
CASH ON DEPOSIT WITH BROKERS                                                 11,749,217        37.93%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                     (774,524)       -2.50%
                                                                            -----------        -----
NET ASSETS                                                                  $30,973,573         100%
                                                                            ===========        =====

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE PERIOD JANUARY 1, 2006 THROUGH MARCH 31, 2006
				   UNAUDITED

                                                     JANUARY 1, 2006	JANUARY 1, 2005
							 THROUGH	    THROUGH
						     MARCH 31, 2006     MARCH 31, 2005
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading loss
   on closed contracts                               $(2,295,894)  	 $(1,392,146)
Change in net unrealized trading gain
  (loss) on open contracts                             1,782,573  	  (1,267,306)
Net foreign currency translation loss             	    (737)  	    (114,075)
Brokerage Commissions                                    (42,661)  	     (76,766)
                                                     -----------   	 ------------
   NET TRADING INCOME (LOSS)                            (556,720)   	   2,850,293

Interest income, net of cash management fees             232,772    	     213,287
                                                     -----------   	 ------------
   TOTAL INCOME                                         (323,948)    	  (2,637,007)
                                                     -----------   	 ------------

EXPENSES:
   General partner management fees                       290,425    	     423,226
   Advisor Management fees                               133,402      	     169,021
   Administrative expenses                                19,406       	      20,166
                                                     -----------   	   ----------
   TOTAL EXPENSES                                        443,233    	     612,413
                                                     -----------   	   ----------
NET INCOME                                           $  (767,181)  	 $(3,249,420)
                                                     ===========   	 ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $    (70.29)         $ (218.23)
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD               $    (55.42)         $ (202.48)
                                                     ===========         ==========

NET INCOME PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING ENTIRE PERIOD              $      2.03
                                                     ===========

NET INCOME PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING ENTIRE PERIOD             $       2.11
                                                     ===========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD JANUARY 1, 2006 THROUGH MARCH 31, 2006
				  UNAUDITED

                                                                             LIMITED
                                   UNITS     LIMITED PTRS        UNITS        PTRS
                                 A SHARES      A SHARES        I SHARES     I SHARES
                                ----------   ------------      --------    ----------
BALANCES, January 1, 2006         9,979.80     22,111,952      1,097.96     2,570,984
Additional Units Sold               242.37        525,000         22.53        50,000
Redemptions                        (527.92)    (1,118,044)      (109.19)     (249,632)
Less Offering Costs                     --        (5,198)           --           (623)
Net Loss                                --      (715,255)           --        (58,709)
                                ----------   ------------      --------    ----------
BALANCES, March 31, 2006          9,594.25   $ 20,798,455      1,011.31    $2,312,020
                                ==========   ============      ========    ==========

Net asset value per unit,
   January 1, 2006, or
   since inception 10/31/05.                 $   2,238.10                   $ 2,341.59
Net profit (loss) per unit                         (70.29)                      (55.42)
                                             ------------                   ----------
Net asset value per unit
   March 31, 2006                            $   2,167.80                   $ 2,286.17
                                             ============                   ==========

                                  UNITS      LIMITED     UNITS    LIMITED
                                   AA        PTRS AA      II      PTRS II
                                 SHARES      SHARES     SHARES     SHARES        TOTAL
                                --------   ----------   ------   ---------   ------------

BALANCES, January 1, 2006       3,008.60    7,059,021   326.71     797,294     32,539,251
Additional Units Sold                 --           --       --          --        575,500
Redemptions                           --           --       --          --     (1,367,676)
Less Offering Costs                   --           --       --          --         (5,821)
Net Income (Loss)    		      --	6,095	    --         688	 (767,181)
                                --------   ----------   ------   ---------   ------------
BALANCES, March 31, 2006        3,008.60   $7,065,116   326.71   $ 797,982   $ 30,973,573
                                ========   ==========   ======   =========   ============

Net asset value per unit,
   January 1, 2006			  $ 2,346.28		 $2,440.38
Net profit (loss) per unit                      2.03                  2.11
                                          ----------            ----------
Net asset value per unit
   March 31, 2005                         $ 2,348.31             $2,442.49
                                          ==========            ==========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   FOR THE PERIOD JANUARY 1, 2006 THROUGH MARCH 31, 2006
				  UNAUDITED

                                                                         JANUARY 1, 2006     JANUARY 1, 2005
                                                                             THROUGH             THROUGH
                                                                         MARCH 31, 2006      MARCH 31, 2005
                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $   (767,181)       $ (3,249,420)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Decrease (increase) in commodity futures trading accounts:
         Cash                                                                 (164,765)          1,534,529
         Unrealized gain or loss on open commodity futures contracts        (1,782,584)          1,320,697
      Decrease (increase) in interest receivable                               (16,024)             (5,511)
      (Decrease) increase in incentive fees payable                                 --             (85,111)
      (Decrease) increase in management fees payable                           (36,502)            (16,197)
      (Decrease) increase in other accrued expenses                            (15,601)            (14,042)
                                                                          ------------        ------------
         NET CASH USED IN OPERATING ACTIVITIES                              (2,782,657)           (515,055)
                                                                          ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                          (1,085,889)           (745,253)
   Sale of partnership units, net                                              569,179           2,016,689
                                                                          ------------        ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (516,710)          1,271,436
                                                                          ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (3,299,367)            756,381

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                           21,483,743          24,898,966
                                                                          ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $ 18,184,376        $ 25,655,347
                                                                          ============        ============

The accompanying notes are an integral part of these statements

                             EVEREST FUND, L.P.

                     	NOTES TO FINANCIAL STATEMENTS
                             	March 31, 2006


(1)  GENERAL INFORMATION AND SUMMARY

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

On July 1, 1995, the Partnership recommenced its offering under a Regulation D, Rule 506 private placement. The private placement offering is continuing at a gross subscripton price per unit equal to the net asset value (NAV) per unit, plus an organization and offering cost reimbursement fee payable to the General Partner, and an on going compensation fee equal to 3% of the net asset value of Class A Units sold. The Class A Units (retail shares) continue to be charged an initial 1% Offering and Organization fee as a reduction to capital.

Effective June 4, 2004, the Partnership introduced a new share category, Class I Units, or Institutional Units which have an ongoing Offering and Organization fee of 1/12 of 0.10% of the NAV per unit (as defined) per month. The private placement is continuing at a gross subscription price per unit equal to the net asset value per unit, plus an organization and offering cost reimbursement to the General Partner, and an ongoing compensation fee equal to 1% of the net asset value of Class I Units sold.

The Partnership clears all of its futures and options on futures trades through Calyon Financial, Inc. (CFI), its clearing broker, and all of its foreign currency trading through Calyon Financial SNC (CFS)an affiliate of CFI.

Receivable from Refco Capital Markets, Ltd.

On October 13, 2005, Refco, Inc. ("Refco") announced that liquidity within one of its operating subsidiaries, Refco Capital Markets, Ltd. ("RCM"), was no longer sufficient to continue operations and that RCM was imposing a fifteen day moratorium on all of its activities in an attempt to protect the value of that business. RCM acted as the Partnership ' s foreign currency broker at that time and as of such date, approximately 20% of the Partnership ' s assets were held on deposit in accounts at RCM.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year classifications.

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

Net income (loss) per unit of partnership interest is the difference between the net asset value per unit at the beginning and end of each period for both.

Fair Value of Financial Instruments

The financial instruments held by the Company are reported in the statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, due to their highly liquid nature and short-term maturity. Commodity futures contracts, forward contracts, physical commodities, and related options are valued as described above. The receivable from RCM is valued at management ' s best estimate as described above.

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

Subject to restrictions on the redemption of Series AA or Series II units by existing investors as mentioned above, Limited Partners may cause any or all of their Class A Units to be redeemed as of the end of any month at net asset value on fifteen days' prior written notice to the Partnership, (for Class I Units, as of the end of any quarter on forty-five days ' notice), or such lesser period as is acceptable to the Partnership. Although the Agreement does not permit redemptions for the first six months following a Limited Partner ' s admission to the Partnership, the Agreement does permit the Partnership to declare additional regular redemption dates. Class I Limited Partners may cause any or all of their Units to be redeemed as of the end of any quarter on 45 days ' prior written notice to the Partnership or such lesser period as is acceptable to the Partnership. The Partnership will be dissolved at December 31, 2020, or upon the occurrence of certain events, as specified in the Limited Partnership Agreement.


(4)  CONTRACTS AND AGREEMENTS

John W. Henry & Company, Inc. (JWH) began trading its Strategic Allocation
Program with a trading allocation of $40 million on July 1, 2001.   JWH
receives a monthly management fee equal to 0.167% (2% annually) of the Partnership ' s month-end net asset value, (as defined), and a quarterly incentive fee of 20% of the Partnership ' s new net trading profits, (as defined). The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

Beginning in June 2003, John W. Henry & Company, Inc. (" JWH ") began trading JWH Global Analytics Program (" GAP "); Currency Strategic Allocation Program (" CSAP ") and Worldwide Bond Program (" WBP ") with a trading allocation of $27 million.

Net brokerage commissions are recorded in the statements of operations as a reduction of trading income.


Effective November 2003, the General Partner charges the Partnership a monthly management fee equal to 0.50% of the Partnership ' s Class A beginning-of-month net asset value. Effective June 2004, the General Partner charges the Partnership a monthly management fee equal to 0.229% of the Partnership ' s Class I beginning-of-month net asset value. From the monthly management fee the General Partner deducts the round turn trading costs and related exchange fees (between $5.80 to $10.70 per round turn trade on domestic exchanges, and higher for foreign exchanges) and pays the selling agents and certain other parties, if any, up to 50% of the fee retained by the General Partner.


As of March 31, 2006 JWH ' s allocation was approximately $26.4 (including approximately $3.3 million in notional funding). The General Partner may replace or add trading advisors at any time.


The Partnership, through August 31, 2005, cleared all of its futures trades through Cargill Investor Services, Inc. (" CIS ") and all of its foreign currency trading activity through CIS Financial Services, Inc. (" CISFS "), an affiliate of CIS. In September

 2005, Refco Group Ltd. acquired CIS and CISFS and the clearing and related services previously performed by CIS were performed by REFCO, LLC and the foreign currency trading previously performed by CISFS was provided by Refco Capital Markets, Ltd. Beginning in mid-October 2005, the Partnership engaged Calyon Financial, Inc. (" CFI ") as the Partnership ' s futures and options on futures broker, and engaged Calyon Financial, SNC (" CFS ") as the Partnership's foreign currency or forwards currency broker, (collectively referred to as the " Clearing Brokers "). The agreements provide that the Clearing Brokers charge the Partnership brokerage commissions at the rate of between $5.80 to 10.70 per round-turn trade, plus applicable exchange, give up fees and NFA fees for futures contracts and options on futures contracts executed on domestic exchanges and over the counter markets. For trades on certain foreign exchanges, the rates may be higher.

The Partnership also reimburses the Clearing Brokers for all delivery, insurance, storage or other charges incidental to trading and paid to third parties.

The Partnership earns interest on 95% of the Partnership's average monthly cash balance on deposit with its Brokers at a rate equal to the average 91-day Treasury Bill rate for US Treasury Bills issued during that month.

Excluding amounts held at RCM, substantially all of cash and cash equivalents at March 31, 2006 and 2005 are funds deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership ' s assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.


(5)    TRADING ACTIVITIES AND RELATED RISKS

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively " derivatives "). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures and options on futures contracts requires margin deposits with a Futures Commission Merchant (" FCM "). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (" CEAct ") requires an FCM to segregate all customer transactions and assets from the FCM ' s proprietary activities.

A customer ' s cash and other property such as U. S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM ' s segregation requirements. In the event of an FCM ' s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The Partnership has cash and open positions on deposit in the amount of $2,006,704 as of March 31, 2006 with an interbank market maker
Calyon Financial SNC) in connection with its trading of forward contracts. In the event of interbank market maker ' s insolvency, recovery of the
Partnership assets on deposit may be limited to forfeiture.   In the
normal course of business, the Partnership does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk, on its entire amount on deposit from counter party non-performance.

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

The Partnership ' s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counter party with which it conducts business.

The limited partners bear the risk of loss only to the extent of the net asset value of their Partnership units.

The Partnership receivable from RCM of approximately $7.5 million represents the Partnership ' s receivable from RCM, who is currently in bankruptcy. These funds are unavailable to the Partnership until the bankruptcy proceedings are finalized.

Net trading results from derivatives for the periods presented are reflected in the statement of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership ' s speculative trading of futures contracts, options on futures contracts, and forward contracts.





(6)FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership ' s financial performance for the three months ended March 31, 2006. Total return is calculated as the change in a theoretical limited partner ' s investment over the entire period. An individual partner ' s total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.

						3/31/06	    3/31/05

1. Total return:      	        A Shares        -3.14%	     -8.97%
 				I Shares        -2.37%	     -8.23%
				AA Shares        0.09%
				II Shares        0.09%

2. Ratio to average net assets:
                  Total income  A Shares       -1.42%        -7.56%
				I Shares       -1.22%        -7.91%
			        AA Shares	0.06%
			        II Shares	0.06%

3. Expenses, excluding incentive fees:
                                A Shares        1.98%	      1.83%
				I Shares        1.21%	      1.05%
				AA Shares      -0.02%
				II Shares      -0.02%

4. Incentive fees  			        0.00%	      0.00%

5. Total expenses
                       	        A Shares        1.98%	      1.83%
				I Shares        1.21%	      1.05%
				AA Shares      -0.02%
			        II Shares      -0.02%


The total income and general and expense ratios are computed based upon the weighted average net assets for the Partnership for the periods ended March 31, 2006 and 2005.


(7) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on May 15, 2006, as part of its amended Annual Report on Form 10-K/A.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.



         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

 Fiscal Quarter ended March 31, 2006

The Partnership recorded a loss of $767,181 or $70.29 per Unit of Class A Units ($55.42 for Class I Units, $2.03 for Class AA Units and $2.11 for Class II Units) for the fiscal quarter ended March 31, 2006. This compares to a loss of $3,249,420 or $218.23 per Unit of Class A Units ($202.84 for Class I Units) for the fiscal quarter ended March 31, 2005. The quarter ended March 31, 2006 showed a loss of 3.14% (total return) for the Class A Units of the fund (-2.37% for the Class I Units, 0.09% for Class AA Units and 0.09% for Class II Units).

The Partnership continued to employ John W. Henry & Company, Inc. ' s (JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program.
Class A Units were negative 2.71% in January 2006 resulting in a Net Asset Value per unit of $2,177.48 as of January 31, 2006.

Class I Units were negative 2.45% resulting in a Net Asset Value of $2,284.32 as of January 31, 2006.

The Fund ' s overall return was negative for the month of January as losses in the interest rate, currency and energy sectors outweighed the gains achieved in the other sectors. The interest rate sector led the Fund ' s losses on increased speculation of rising global interest rates. The metals sector led the positive performing sectors along with more moderate gains achieved in both indices and agriculture. Metals benefited from gold rising to a 25-year high as investors sought a " safe haven " in the precious metal. This was due to increased fears about Iran ' s nuclear program and a Hamas led-Palestinian government.

The fixed income sector was the Fund ' s worst performing sector as the fixed income markets in the U.S., Europe and Japan sold-off over fears of their respective central banks raising interest rates. The currency sector also suffered losses as the U.S. dollar posted its biggest monthly decline against the euro since November 2004. The dollar also suffered losses against the Swiss franc, Japanese yen and the euro as investors no longer expected interest rate differentials to benefit the dollar as the spread narrowed between the U.S. and both European and Japanese interest rates. The Fund ' s energy sector underperformed as volatility within the sector increased as oil and natural gas are now being used as " geopolitical weapons " by Iran, Russia, Venezuela and militants in Bolivia. Crude oil, which is up 41 percent from a year ago and 11 percent for the month, helped to limit losses in this sector despite the increased volatility. However, the gains were not enough to offset the losses incurred in natural gas, which for the first time in almost 6 months dropped below $8 in New York. Natural gas fell 17 percent for the month as mild weather in the largest U.S. consuming regions cut demand which limited the need for utilities to pull from reserves stored in underground aquifers and caverns.

The metals sector was the best performing sector for the month. Gold extended its surge to a 25-year high, and silver climbed to its highest level since March 1984. Gold's increase occurred on concerns that the dollar may weaken because of higher oil prices, increasing the metal's appeal as a hedge against further declines in the U.S. currency. Global Stock Indices were positive for the month as European stock indices had their best January rally in eight years as energy stocks along with miners and steelmakers gained on expectations earnings would benefit from higher commodity prices. The agriculture sector was also positive on the month as sugar reached a 16-year high in London and a 25-year high in New York. The record highs were a result of the surging cost of crude oil which increased the demand for ethanol, a sugar cane by-product. Brazil, the biggest producer and exporter of sugar, is converting more of its cane crop to ethanol to cope with record gasoline prices.

In conclusion, the Fund finished negative for the month as the fixed income, currency and energy sectors suffered losses. Although the Fund underperformed, we remain confident that our trend following approach will withstand the recent market volatility and remain poised to take advantage of new opportunities as they present themselves.

Update on the RCM recovery efforts

The Official Committee of Creditors in the Refco case has posted a website for information and updates. It has a summary of events in October, November and December 05; a calendar of events for January and February of 06; a bankruptcy basics primer; FAQs; and a section to ask questions. The site is at: www.refcocommittee.com. This may be too much information in too legal a format, and it is not specific to the recovery efforts of any one investment fund, but at least something has been organized. The questions and the FAQ section may be more common sense based and have less legal terminology.

The next issue to be determined by the court is a decision on whether Refco Capital Markets (RCM) was acting as a stockbroker. If so, RCM would go into a Chapter 7 liquidation. The Everest Fund has filed a motion objecting to the conversion, as we do not believe that RCM was acting as a stockbroker. The arguments are scheduled to be heard on February 14th. Everest Asset Management, Inc. remains available to answer any questions specific to the Everest Fund. The Fund's offering documents have been updated and we have taken in investor money for January and February.

Class A Units were negative 5.91% in February 2006 resulting in a Net Asset Value per unit of $2,048.72 as of February 28, 2006.

Class I Units were negative 5.65% resulting in a Net Asset Value of $2,155.24 as of February 28, 2006.

The Fund ' s performance was negative for the month as listless markets continued to hamper the Fund ' s long-term trend following approach. The majority of the losses were realized in the currency sector. Currency markets gyrated over speculation surrounding potential global interest rate moves. The energy sector incurred losses on concerns over geopolitical events. While the market continued to be apprehensive over the situation in Iran and Iraq, attacks in Nigeria and Saudi Arabia added to the market's trepidation. Limiting losses in this sector was natural gas, as prices fell to their lowest level in almost nine months. The metals sector was also negative for the month as volatility hurt performance. Global Stock indices did not perform well for the month as Asian stocks posted their first monthly decline since October 2005 and the Nasdaq dropped 1.1 percent. Market instability was also a factor in the indices sector as U.S. stocks suffered their biggest loss in five weeks on the last day of trading in February. The interest rate sector was slightly positive for the month as performance in various markets counterbalanced each other. Performance in the agriculture sector was slightly negative for the month as trading in N.Y coffee and N.Y. sugar hindered returns, while trading in CBOT wheat limited losses.

In conclusion, the Fund finished negative for the month as market conditions were unfavorable for JWH ' s systematic long-term following approach. As always, the Fund stands ready to potentially profit from any new trends that may emerge.

Update on the RCM recovery efforts

The Official Committee of Creditors in the Refco case has posted a website for information and updates. It has a summary of events in October 05 through February 06; a calendar of events for March 06; a bankruptcy basics primer; FAQs; and a section to ask questions. The site is at: www.refcocommittee.com. This may be too much information in too legal a format, and it is not specific to the recovery efforts of any one investment fund, but at least something has been organized. The questions and the FAQ section may be more common sense based and have less legal terminology.

The issue on whether the Refco Capital Markets (RCM) case should be converted to Chapter 7 liquidation was heard by the courts during February and early March. Closing arguments will be heard on Tuesday, March 14th. Everest Asset Management, Inc., the Official Committee of Unsecured Creditors, and the debtors (Refco) object to the conversion. We may know the Judge ' s ruling on Tuesday the 14th, or shortly thereafter. Everest Asset Management, Inc. remains available to answer any questions specific to the Everest Fund. The Fund's offering documents have been updated and we have had new investments for January, February and March.
Class A Units were positive 5.81% in March 2006 resulting in a Net Asset
Value per unit of $2,167.80 as of March 31, 2006.

Class I Units were positive 6.08% resulting in a Net Asset Value per unit of $2,286.17 as of March 31, 2006.

The fixed income sector led performance with robust gains as the Fund ' s systematic trend-following approach enabled it to profit from rising global interest rates. The indices and metal sectors also added to the positive performance as silver continued to trend higher, and the indices sector benefited from stronger economic data in Europe. The indices sector also profited from the continued strength of commodity stocks on the back of global growth in China. Limiting the Fund ' s gains for the month was the currency sector, which continued to suffer from range-bound trading, along with underperformance in both the energy and agriculture sectors.

The fixed income sector was the Fund ' s strongest performer for month as Japanese, German and U.S. government debt endured stronger than expected consumer confidence and rising inflationary fears. The indices sector was also positive for the month as Asian stocks approached a 16-year high on surging demand for metals and oil, and the Nikkei 225 climbed above 17,000 for the first time in more than five years. The metals sector was also profitable for the month as silver reached $11.66 on March
30th, the highest intraday price since September 1983.

The energy sector was the Fund ' s worst performer as geopolitical induced volatility limited gains within the sector. Performance in the currency sector was also negative for the month as range-bound trading continued to negatively affect the Fund ' s long term trend following approach. Although some currencies had directional moves during the month, they were then accompanied by strong reversals. The agriculture sector also underperformed for the month as gains made in London sugar were not enough to offset the underperformance caused by the weakness in CBOT wheat and corn.

In conclusion, the Fund was positive for the month, with the fixed income sector leading performance as Japanese, German and U.S. fixed income markets fell. As always, the Fund stands ready to potentially take advantage from any continuing or new trends that may emerge.


Update on the RCM recovery effort

The Official Committee of Creditors in the Refco case has posted a website for information and updates. It has a summary of events in October 05 through February 06; a calendar of events for March 06; a bankruptcy basics primer; FAQs; and a section to ask questions. The site is at: www.refcocommittee.com. This may be too much information in too legal a format, and it is not specific to the recovery efforts of any one investment fund, but at least something has been organized. The questions and the FAQ section may be more common sense based and have less legal terminology.

On March 14th the Judge tentatively ruled that Refco Capital Markets (RCM) should be converted to a Chapter 7, but he agreed to give the parties 45 days in order to try to work out a consensual plan for reorganizing RCM and distributing the assets on hand. Everest Asset Management, Inc. remains available to answer any questions specific to the Everest Fund. The Fund ' s offering documents have been updated and we have had new investments for January, February and March.

During the reporting period, fiscal quarter ended March 31, 2006, additional Units sold consisted of 264.9 limited partnership Units; there were zero general partnership Units sold during the period. Additional Units sold during the period represented a total of $575,000. Investors redeemed a total of 637.11 Units during the period and the General Partner redeemed zero Units. At the end of the period there were 13,940.87 Units outstanding (including zero Units owned by the General Partner). As of March 31, 2006 the estimated Class AA NAV per unit was $2,348.31 and Class II NAV per unit was $2,442.49.

During the fiscal quarter ended March 31, 2006, the Partnership was exposed to credit risk in connection with the bankruptcy filing by RCM, the Partnership ' s former foreign currency broker. See Note 1 of the Notes to Financial Statements above for additional information.

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

The Partnership continued to employ John W. Henry & Company, Inc. ' s (JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program.
Class A Units were negative 6.29% for January 2005 resulting in a net asset value per unit of $2,279.03 as of January 31, 2005.

The Fund ' s performance was negative in January. While both the fixed-income and agricultural sectors had gains for the month, they weren ' t enough to offset the losses in other sectors. The Fund ' s underperformance was driven by the strength of the US dollar, which rebounded from last year ' s weakening trend. The dollar ' s sudden turnaround was the dominant factor that drove most market sectors during the month, and therefore resulted in the overall loss for the program.

A significant portion of January ' s loss was directly related to the strength of the US dollar against most major currencies. The weak US dollar trend, which had dominated the markets during the second half of last year, began to reverse itself as market expectations of a Yuan revaluation by the Chinese central bank began to diminish. The largest gain was achieved in the Brazilian real, while the largest loss occurred in the euro.

Trading in both metals and stock indices were also negative during the month. The loss in metals was due to the weakness in both gold and silver. Gold, which recently has had a strong inverse relationship with the US dollar, came under pressure as the US dollar strengthened throughout the month. The Fund ' s returns in the indices sector further hindered performance. The loss in indices resulted from a sell off in world equity markets as stocks weakened because energy prices rose during the month. The largest gain in the indices sector was achieved in the Eurostoxx 50, while the largest loss occurred in the Nasdaq e-mini.

Higher prices in energies led to negative performance in this sector. In addition to the events in the Middle East, weather dominated the sector ' s price action. Oil prices surged as colder-than-expected weather, as well as a blizzard, moved into the eastern U.S., which accounts for 80 percent of residential heating oil usage.

Both the agricultural and fixed income sectors provided positive returns. Wheat helped returns as prices fell to a 20-month low after a report showed that U.S. exports slowed when the European Union indicated it would subsidize exports of the grain for the first time since June 2003. Corn slightly boosted returns as prices fell to the lowest level since June 2001 on slumping demand for record supplies in the U.S., which is the world ' s largest producer and exporter of the grain. In addition, in the fixed income sector the Japanese Government bonds (JGBs) rose during the month after Japanese government reports showed household spending and industrial production fell. However, the positive returns in both sectors were not enough to offset losses in the rest of the fund. The largest gain in the agricultural sector was achieved in wheat, while the largest loss occurred in cotton. In the fixed income sector the largest gain was achieved in the JGBs, while the largest loss occurred in the Australian 10-year bond.

Class I Units for January 2005 were also negative with a loss of 6.03% resulting in a net asset value per unit of $2,315.40. While both the fixed-income and agricultural sectors had gains for the month, they weren ' t enough to offset the losses in other sectors. The Fund ' s underperformance was driven by the strength of the US dollar, which rebounded from last year ' s weakening trend. The dollar ' s sudden turnaround was the dominant factor that drove most market sectors during the month, and therefore resulted in the overall loss for the program. A significant portion of January ' s loss was directly related to the strength of the US dollar against most major currencies.

The Class I Units are traded with the same program as the Class A Units above.

Class A Units showed a loss of 4.47% resulting in a net asset value per unit of $2,177.09 as of February 28, 2005. The Fund ' s performance was negative in February. While both stock indices and the energy sectors had gains for the month, it wasn ' t enough to offset the combined losses in the other sectors traded. The Fund ' s underperformance was driven by the apparent end to some long-term trends in the global fixed-income market and the unfavorable performance in the currency sector.

A significant portion of February ' s losses was directly related to the fixed-income sector as the European, Japanese and U.S. bond markets sold off. The catalyst for the dramatic move higher in world interest rates was the cumulative effect of various events and economic data released during the month.

Currencies were the other main contributor to the Fund ' s losses as the weakness of the Japanese yen against the U.S. dollar during the first half of February hurt performance. On February 10th, the U.S. dollar rose to a three-month high against the yen after a Commerce Department report showed the U.S. trade deficit narrowed in January from a previous record high. The recent dollar strength began six days earlier when Chairman Alan Greenspan predicted that the deficit in the U.S. current account, the broadest measure of trade, may shrink. The energy sector had positive returns and was the Fund ' s best performing sector. Energies rallied as commodity prices surged to a 24-year high due to signs of growing global demand for everything energy-related.
The International Energy Agency raised its prediction for global consumption, and forecasts of colder temperatures across Europe and the U.S. which also helped to drive energy prices even higher. All components of this sector were positive with the largest gain achieved in London gas oil.

The Fund ' s three other sectors, indices, metals, and agriculture all had relatively little effect on overall performance during the month. Indices posted gains as the Nikkei rallied throughout the month on hopes that quicker U.S. growth would help Japan start an export-led economic recovery. The metals sector posted negative returns, as inflation fears in the U.S. pushed gold prices higher. All components of this sector were negative with the largest loss coming from silver. Lastly, agriculture was slightly negative, as profits from the rally in NY coffee caused by forecasts of a dry season in Brazil, was offset by losses in various other agricultural markets.

For Class I the fund showed a loss of 4.21% in February. The net asset value per unit was $2,217.90 as of February 28, 2005. While both stock indices and the energy sectors had gains for the month, it wasn't enough to offset the combined losses in the other sectors traded. The Fund ' s underperformance was driven by the apparent end to some long-term trends in the global fixed-income market and the unfavorable performance in the currency sector.A significant portion of February's losses was directly related to the fixed-income sector as the European, Japanese and U.S. bond markets sold off. The catalyst for the dramatic move higher in world interest rates was the cumulative effect of various events and economic data released during the month. Currencies were the other main contributor to the Fund's losses as the weakness of the Japanese yen against the U.S. dollar during the first half of February hurt performance.

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


Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the amended Form 10K/A of the Partnership dated May 15, 2006.

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

Item 1A.	Risk Factors

There has been no material change with respect to risk factors since the "Risk Factors" were disclosed in the Form 10K of the Partnership dated December 31, 2005 and the amended Form 10K/A dated May 15, 2006.


Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

                  	See Part I, Statement of Changes in Partner's
				Capital

Item 3.	Defaults Upon Senior Securities

        	            None

Item 4.	Submission of Matters to a Vote of Security Holders

                  	None

Item 5.     Other Information

                  	None

Item 6.     Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit Number		Description of Document				Page Number

31			Certification by Chief Executive Officer
 			and Chief Financial Officer Pursuant to
 			Section 302 of the Sarbanes-Oxley Act of 2002		E- 1-2

32			Certification by Chief Executive Officer
			and Chief Financial Officer  Pursuant to
			Section 906 of the Sarbanes-Oxley Act of 2002		E - 3


b)	     Reports on Form 8-K

		None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                EVEREST FUND, L.P.

Date: May 15, 2006     By:  Everest Asset Management, Inc.,
                                     its General Partner



				          By:/s/ Peter Lamoureux
					-------------------------
					        Peter Lamoureux
					        President