Form 10-Q
period 2006-06-30
EVEREST FUND L P
filed 2006-08-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2006

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

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

Following are financial Statements for the fiscal quarter ending June 30, 2006

			Fiscal Quarter	Year to Date   Fiscal Year 	Fiscal Quarter	 Year to Date
			Ended 6/30/06	 to 6/30/06    Ended 12/31/05	Ended 6/30/05	  to 6/30/05
			-------------	------------	--------------	--------------	-------------

Statement of
   Financial Condition		X				X

Schedule of Investments				X

Statement of Operations		X		X				X		X

Statement of Changes
   in Partner's Capital				X

Statements of Cash Flows	X		X				X		X

Notes to Financial		X
    Statements


see accompanying notes to financial statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
			---------------------------------
				  UNAUDITED

                                                                   JUNE 30, 2006     DECEMBER 31, 2005
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $17,553,145         $21,483,743
Equity in commodity trading accounts:
   Cash                                                               3,434,721           4,102,121
   Net unrealized trading gains (losses) on open contracts             (520,529)             31,920
Receivable from Refco Capital Markets, Ltd. (Note 1)                  7,482,332           7,482,332
Interest receivable                                                     102,691              92,364
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $28,052,360         $33,192,480
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $   668,790         $   426,556
   General partner management fee payable                                91,013             120,693
   Advisor's management fee payable                                      38,570              48,461
   Accrued expenses                                                      23,400              57,519
                                                                    -----------         -----------
      TOTAL LIABILITIES                                                 821,774             653,229
                                                                    -----------         -----------

PARTNERS' CAPITAL
   General partners, I shares (0 and 0 units outstanding)                --                     --
   Limited partners, A Shares (8,319.82 and 9,879.80 units
      outstanding)                                                   17,387,895          22,111,952
   Limited partners, I Shares (892.125 and 1,097.96 units
      outstanding)                                                    1,982,283           2,570,984
   Limited partners, AA Shares (3,008.60 and 3,008.60 units
      outstanding)                                                    7,062,699           7,059,021
   Limited partners, II Shares (326.71 and 326.71 units
      outstanding)                                                      797,709             797,294
                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        27,230,586          32,539,251
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $28,052,360         $33,192,480
                                                                    ===========         ===========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
			        JUNE 30, 2006
				-------------
				   UNAUDITED

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Sep 06 - Mar 07       9       $   (42,560)       -0.16%
Energy                                        Jun 06 - Jul 06      105           44,629         0.14%
Agriculture                                   Sep 06 - Mar 07       42           14,010         0.05%
Currencies				      Jun 07		    38           (9,547)       -0.04%
                                                                            -----------        -----
                                                                                 18,455         0.07%
FORWARD POSITIONS
Currencies                                    Sep 06                             72,714         0.27%
                                                                            -----------        -----
   Total long positions                                                          91,169         0.33%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Jun 06 - Dec 06      744          (34,423)       -0.13%
Metals								    31          (77,700)       -0.29%
Energy                                        Jul 06                24          102,840         0.38%
Agriculture                                   May 06               191         (118,068)       -0.43%
Currencies                                    Mar 06                96           14,400         0.05%
Indices								    33          (55,882)       -0.21%
                                       					    -----------	       -----
                                                                              1,393,916		4.50%

FORWARD POSITIONS
Currencies                                    Mar 06 - Jun 06                  (442,865)       -1.63%
                                                                            -----------        -----
   Total short positions                                                       (611,698)       -2.25%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                           (520,529)       -1.91%

CASH AND CASH EQUIVALENTS                                                    17,553,145        64.46%
CASH ON DEPOSIT WITH BROKERS                                                 10,917,052        40.09%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                     (719,082)       -2.64%
                                                                            -----------        -----
NET ASSETS                                                                  $27,230,586         100%
                                                                            ===========        =====

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE PERIOD APRIL 1, 2006 THROUGH JUNE 30, 2006
	       --------------------------------------------------
				   UNAUDITED

                                                     APRIL 1, 2006	JANUARY 1, 2006
							 THROUGH	    THROUGH
						     JUNE 30, 2006      JUNE 30, 2006
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading loss
   on closed contracts                               $(2,133,711)  	 $  (162,183)
Change in net unrealized trading gain
  (loss) on open contracts                            (2,298,034)  	    (515,461)
Net foreign currency translation loss             	 (31,508)  	     (32,245)
Brokerage Commissions                                    (33,270)  	     (75,931)
                                                     -----------   	 ------------
   NET TRADING INCOME (LOSS)                            (229,100)   	    (785,820)

Interest income, net of cash management fees             265,028    	     497,800
                                                     -----------   	 ------------
   TOTAL INCOME (LOSS)                                    35,928    	    (288,020)
                                                     -----------   	 ------------

EXPENSES:
   General partner management fees                       296,305    	     586,731
   Advisor Management fees                               132,731      	     266,133
   Administrative expenses                                27,541       	      46,947
                                                     -----------   	   ----------
   TOTAL EXPENSES                                        456,578    	     899,811
                                                     -----------   	   ----------
NET INCOME (LOSS)                                    $  (420,650)  	 $(1,187,831)
                                                     ===========   	 ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $    (77.87)         $ (148.16)
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD               $    (64.19)         $ (119.61)
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING ENTIRE PERIOD              $     (0.80)	  $    1.22
                                                     ===========	 ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING ENTIRE PERIOD             $      (0.84)	  $    1.27
                                                     ===========	 ==========

The accompanying notes are an integral part of these statements.

                              EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                       STATEMENTS OF OPERATIONS-CONTINUED
               FOR THE PERIOD APRIL 1, 2005 THROUGH JUNE 30, 2005
               --------------------------------------------------
				   UNAUDITED

                                                     APRIL 1, 2005	JANUARY 1, 2005
							 THROUGH	    THROUGH
						     JUNE 30, 2005      JUNE 30, 2005
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading loss
   on closed contracts                               $   246,241  	 $(1,145,905)
Change in net unrealized trading gain
  (loss) on open contracts                             1,891,027  	     623,722
Net foreign currency translation gain (loss)              69,253  	     (44,823)
Brokerage Commissions                                    (54,585)  	    (131,350)
                                                     -----------   	 ------------
   NET TRADING INCOME (LOSS)                          (2,151,936)   	    (698,356)

Interest income, net of cash management fees             242,367    	     455,653
                                                     -----------   	 ------------
   TOTAL INCOME LOSS)                                  (2,394,303)    	    (242,703)
                                                     -----------   	 ------------

EXPENSES:
   General partner management fees                       428,272    	     851,499
   Advisor Management fees                               171,220      	     340,241
   Administrative expenses                                13,658       	      33,824
                                                     -----------   	   ----------
   TOTAL EXPENSES                                        613,150    	   1,225,564
                                                     -----------   	   ----------
NET INCOME (LOSS)                                    $ 1,781,153  	 $(1,468,267)
                                                     ===========   	 ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $    113.12         $ (105.11)
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD               $   (134.00)        $  (68.84)
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING ENTIRE PERIOD              $  		 $
                                                     ===========	 ==========


NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING ENTIRE PERIOD              $  		 $
                                                     ===========	 ==========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD JANUARY 1, 2006 THROUGH JUNE 30, 2006
	       ----------------------------------------------------
	       			  UNAUDITED

                                                                             LIMITED
                                   UNITS     LIMITED PTRS        UNITS        PTRS
                                 A SHARES      A SHARES        I SHARES     I SHARES
                                ----------   ------------      --------    ----------
BALANCES, January 1, 2006         9,979.80     22,111,952      1,097.96     2,570,984
Additional Units Sold               389.45        850,495         32.17        75,000
Redemptions                      (1,949.44)    (4,509,218)      (238.01)     (535,861)
Less Offering Costs                     --             --            --        (1,250)
Net Loss                                --     (1,065,334)           --      (126,590)
                                ----------   ------------      --------    ----------
BALANCES, June 30, 2006          8,319.82   $ 17,387,895        892.13    $1,982,283
                                ==========   ============      ========    ==========

Net asset value per unit,
   January 1, 2006, or
   since inception 10/31/05.                 $   2,238.10                   $ 2,341.59
Net profit (loss) per unit                        (148.16)                     (119.61)
Net asset value per unit
   June 30, 2006                             $   2,089.94                    $2,221.98
                                             ============                   ==========

                                  UNITS      LIMITED     UNITS    LIMITED
                                   AA        PTRS AA      II      PTRS II
                                 SHARES      SHARES     SHARES     SHARES        TOTAL
                                --------   ----------   ------   ---------   ------------

BALANCES, January 1, 2006       3,008.60    7,059,021   326.71     797,294     32,539,251
Additional Units Sold                 --           --       --          --        925,495
Redemptions                           --           --       --          --     (5,045,079)
Less Offering Costs                   --           --       --          --         (1,250)
Net Profit (Loss)    		      --	3,677	    --         415     (1,187,831)
                                --------   ----------   ------   ---------   ------------
BALANCES, June 30, 2006        3,008.60   $7,062,699   326.71   $ 797,709   $ 27,230,586
                                ========   ==========   ======   =========   ============

Net asset value per unit,
   January 1, 2006			  $ 2,346.28		 $2,440.38
Net profit (loss) per unit                      1.22                  1.27
                                          ----------            ----------
Net asset value per unit
   June 30, 2006                          $ 2,347.50             $2,441.65
                                          ==========            ==========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                FOR THE PERIOD JANUARY 1, 2006 THROUGH JUNE 30, 2006
		----------------------------------------------------
				  UNAUDITED

                                                                         APRIL 1, 2006      JANUARY 1, 2006
                                                                             THROUGH             THROUGH
                                                                         JUNE 30, 2006      JUNE 30, 2006
                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $   (420,650)       $ (1,187,831)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Decrease (increase) in commodity futures trading accounts:
         Cash                                                                  832,165             667,400
         Unrealized gain or loss on open commodity futures contracts         2,335,033             552,449
      Decrease (increase) in interest receivable                                 5,697             (10,327)
      (Decrease) increase in management fees payable                            (3,069)            (39,571)
      (Decrease) increase in other accrued expenses                            (18,518)            (34,119)
                                                                          ------------        ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 2,730,658             (51,999)
                                                                          ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                          (3,716,955)         (4,802,844)
   Sale of partnership units, net                                              355,066             924,245
                                                                          ------------        ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (3,361,889)         (3,878,599)
                                                                          ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (631,231)         (3,930,598)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                           18,184,376          21,483,743
                                                                          ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $ 17,553,145        $ 17,553,145
                                                                          ============        ============

The accompanying notes are an integral part of these statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                       STATEMENTS OF CASH FLOWS-CONTINUED
               FOR THE PERIOD JANUARY 1, 2005 THROUGH JUNE 30, 2005
	       ----------------------------------------------------
				  UNAUDITED

                                                                         APRIL 1, 2005     JANUARY 1, 2005
                                                                             THROUGH             THROUGH
                                                                         JUNE 30, 2005      JUNE 30, 2005
                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $ (1,781,153)       $ (1,468,267)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Decrease (increase) in commodity futures trading accounts:
         Cash                                                                 (819,446)            715,083
         Unrealized gain or loss on open commodity futures contracts        (1,928,654)           (607,957)
      Decrease (increase) in interest receivable                               (33,641)            (39,152)
      Decrease (increase) in incentive fees payable            			    --             (85,111)
      (Decrease) increase in management fees payable                            14,825              (1,372)
      (Decrease) increase in other accrued expenses                             (6,075)            (20,117)
                                                                          ------------        ------------
         NET CASH USED IN OPERATING ACTIVITIES                                (991,838)         (1,506,893)
                                                                          ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                          (1,172,086)         (1,917,339)
   Sale of partnership units, net                                            1,894,194           3,910,883
                                                                          ------------        ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   722,108           1,993,544
                                                                          ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (269,730)            486,651

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                           25,655,347          24,898,966
                                                                          ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $ 25,385,617        $ 25,385,617
                                                                          ============        ============

The accompanying notes are an integral part of these statements

                             EVEREST FUND, L.P.

                     	NOTES TO FINANCIAL STATEMENTS
                             	June 30, 2006


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

The Partnership has cash and open positions on deposit in the amount of $1,411,530 as of June 30, 2006 with an interbank market maker (Calyon Financial
SNC) in connection with its trading of forward contracts. In the event of interbank market maker ' s insolvency, recovery of the Partnership assets on
deposit may be subject to forfeiture.   In the normal course of business, the
Partnership does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk, on its entire amount on deposit from counter party non-performance.

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



(6)FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership ' s financial performance for the six months ended June 30, 2006. Total return is calculated as the change in a theoretical limited partner ' s investment over the entire period. An individual partner ' s total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.

Selected Financial Statistics and Ratios:
						6/30/06     6/30/05

1. Total return:      	        A Shares        -6.62%     -4.32%
 				I Shares        -5.11%     -2.79%
			       AA Shares	 0.05%
			       II Shares	 0.05%

2. Ratio to average net assets:
                  Total income  A Shares        -5.21%     -4.36%
		  	        I Shares       	-5.27%     -3.09%
	 		       AA Shares         0.05%
	                       II Shares	 0.05%

3. Expenses, excluding incentive fees:
                                A Shares         4.16%	    3.68%
			        I Shares         2.63%      2.11%
			       AA Shares	 0.07%
			       II Shares	 0.07%

4. Incentive fees  				 0.00%	    0.00%
5. Total expenses
                       		A Shares         4.16%	    3.68%
			        I Shares         2.63%	    2.11%
			       AA Shares	 0.07%
			       II Shares	 0.07%

The total income and general and expense ratios are computed based upon the weighted average net assets for the Partnership for the period ended June 30, 2006 and 2005.


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




         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

			Fiscal Quarter ended June 30, 2006

The Partnership recorded a loss of $420,650 or $77.87 per Unit of Class A Units ($64.19 for Class I Units, $0.80 for Class AA Units and $0.84 for Class II Units) for the fiscal quarter ended June 30, 2006. This compares to a gain of $1,781,153 or $113.12 per Unit of Class A Units ($134.00 for Class I Units) for
the fiscal quarter ended June 30, 2005.  The   quarter ended June 30, 2006
showed a loss of 3.59%( total return) for the Class A Units of the fund (2.81% for the Class I Units, 0.03% for Class AA Units and 0.03% for Class II Units).

The Partnership continued to employ John W. Henry & Company, Inc. ' s (JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program.

Class A Units were positive 13.63% in April 2006 resulting in a Net Asset Value per unit of $2,463.35 as of April 30, 2006.

Class I Units were positive 13.50% resulting in a Net Asset Value per unit of $2594.70 as of April 30, 2006.

The interest rate sector led performance in April with strong gains as the Fund's systematic trend-following approach enabled it to profit from higher global interest rates. The metal and currency sectors also added to performance as both gold and silver continued to trend higher on inflationary fears and increased demand, while currencies benefited from a weakening U.S. dollar. The energy sector had gains due to increased concerns over Iran's nuclear program. The indices sectors had more modest gains, while the agriculture sector incurred losses as performance within these sectors was hampered by volatility.

The fixed-income sector was the Fund's strongest performing sector as European, Japanese and U.S. fixed income markets sold off. The metals sector was also profitable as all components were positive for the month. Gold climbed above $650/oz for the first time in 25-years after Iran failed to meet an April 28th deadline to cooperate with United Nations inspectors who are trying to determine if the country is enriching uranium for military purposes.
Also adding to performance was silver which rallied on speculation investor demand willgrow as Barclays Bank PLC began offering an exchange-traded fund backed by the metal. Silver has rallied 51 percent this year, and rose 17% this month alone.

The currency sector was also positive on the month as the U.S. dollar fell on expectations of narrowing interest rate differentials. The dollar fell 4.1 percent against the euro, the biggest monthly decline since December 2003 and the British pound gained against the dollar for a fourth week, its longest winning streak in a year. The largest gain in this sector was the euro, while the largest loss was in the Japanese yen. Keeping with the prevailing theme performance in the energy sector was also positive during the month. Concerns that the UN Security Council will impose sanctions that could lead Iran, the fourth-largest oil producer, to cut shipments drove crude oil for June delivery to a new high of $75.35 a barrel on April 21st and 24th. Crude oil for June delivery ended up 7.8% this month. The global stock indices sector was slightly positive for the month as the Fund's performance was hindered by increased geopolitical instability in the global stock markets, as well as a volatile interest rate environment.

The agriculture sector was the Fund's worst performing sector for the month as volatility hurt performance. Cotton limited the sectors losses, with the largest loss occurring in N.Y. coffee as growers in Latin America and Africa took advantage of a recent rally to sell beans.

In conclusion, the Fund's performance was strong for the month of April with interest rates, metals and currencies leading profitability. As always, the Fund stands ready to potentially take advantage of any continuing or new trends that may emerge.

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

The Committee has been successful in bringing money into the various Refco estates during the last month, with two legal actions settled or pending settlement. In addition, on May 2nd, the Judge in the case granted the two RCM groups two more weeks to work out a consensual plan which would allow the case to remain in a Chapter 11. The general partner remains available to answer any questions specific to the Everest Fund.

Class A Units were negative 3.85% in May 2006 resulting in a Net Asset Value per unit of $2,368.52 as of May 31, 2006.

Class I Units were negative 3.24% resulting in a Net Asset Value per unit of $2,510.69 as of May 31, 2006.

The Fund's performance was negative in May as the interest rate, metal, agriculture and stock indices sectors suffered from large market corrections during the second half of the month. Increased inflationary fears and concerns over the global economy led investors to take profits and reduce risk exposure. A major catalyst for the reversal was the news that the Federal Reserve on May 10th signaled that "further policy firming may yet be needed" instead of signaling a possible "pause" at it's next meeting at the end of June. This caught the market by surprise causing equity markets, which had been near or at record highs, to fall in response. This news also eventually caused a "contagion effect" in the metal and currency sectors.

The currency sector was positive for the month despite the extreme volatility that dominated the sector. The fixed income sector was the Fund's worst performing sector as uncertainty surrounding inflation prospects and global growth led to increased volatility. Performance in the energy sector was also negative for the month as petroleum products retreated from record or near record highs during the month. The metal sector was also negative for the month as precious metals fell from record highs set towards the beginning of the month. Gold fell 12% after reaching a 26-year high of $732 an ounce on May 12th. The largest loss in this sector occurred in silver.

Global StockIndices also underperformed for the month. Attributing to the underperformance of the sector was the Federal Reserve's uncertainty about inflation, which took the markets by surprise, and the lackluster U.S. consumer confidence report. The agriculture sector was also negative for the month as London and New York sugar hindered performance.
Sugar, whose demand has increased on its ability to be made into ethanol, fell as energy prices dropped during the month.

In conclusion, the Fund's performance was negative for the month of May as volatile market conditions and strong market reversals hindered the Fund's systematic trading approach. However, as usual JWH stands ready to potentially take advantage of any continuing or new trends that may emerge.


Update on the RCM recovery efforts

The Official Committee of Creditors in the Refco case has posted a website for information and updates. It has a summary of events in October 05 through May 06; a calendar of events for June 06; a bankruptcy basics primer; FAQs; and a section to ask questions. The site is at: www.refcocommittee.com. This may be too much information in too legal a format, and it is not specific to the recovery efforts of any one investment fund, but at least something has been organized. The questions and the FAQ section may be more common sense based and have less legal terminology.
       Recent Progress in the Recovery of Assets:

* The ongoing dispute at the Refco Capital Markets (RCM) between the securities customers and the FX customers (Everest) has been resolved after much negotiation. This should greatly facilitate the distribution of assets at hand and the distribution of future recoveries. This agreement should avoid much costly litigation and time delays.

* The 'bar date' for the filing of all claims against RCM has been set for July 17th. Everest has already filed it's claim. It may take six to eight weeks to process and verify all claims. Although there could be further delays, it is possible that we will see a distribution of the assets on hand at RCM by the fourth quarter of this year, maybe as early as October.

* The Bankruptcy court approved a settlement whereby the Sphinx entities have agreed to pay back $262 million to the Refco estates.

* The Austrian Bank BAWAG settled with the creditors committee and the Department of Justice (DOJ) and agreed to pay up to $675 million. Please keep in mind that a portion of the BAWAG settlement goes to the DOJ and some to the Refco estate, not directly to the Refco Capital Markets. However, most of the other bankrupt Refco entities owe RCM money so there should be benefits coming down to the RCM level, which is where Everest money is frozen.

The agreement between parties at RCM and the two substantial recoveries of assets are some of the most significant steps of progress in the recovery of our assets since the events of October 2005. The Committee (and Peter Lamoureux, president of the Fund's general partner, as a member of the Committee) is continuing to work hard to recover assets in a timely manner.

Class A Units were negative 11.76% in June 2006 resulting in a Net Asset Value per unit of $2,089.94 as of June 30, 2006.

Class I Units were negative 11.50% resulting in a Net Asset Value per unit of $2,221.98 as of June 30, 2006.

The Fund's performance was negative for the month of June. All six sectors were negative with the currency sector, and to a lesser extent the interest rate sector, responsible for the majority of the Fund's losses. These sectors were affected by trend-reversing markets caused by anticipated, but unrealized, fears that the Federal Reserve would not only raise rates at its June 29th meeting, but also reinforce expectations for further rate increases to curb inflation.

Currencies were the Fund's worst performing sector as the U.S. dollar spent the majority of the month strengthening against most major currencies. The interest rate sector was also unprofitable for the month as U.S.
10-year and 30-year treasury bonds led the sector's decline. The interest rate speculation that dominated the currency markets also affected the U.S. treasury markets.

The metals sector was also negative for the month as precious metals continued to retreat from highs set in May. Gold fell to a three month low of $542.45 an ounce on June 14th after reaching a 26-year high of
$732 an ounce on May 12th. The dramatic sell-off was caused by the combination of a stronger dollar, as investors bought dollars as an alternative to gold, and increased speculation that the Federal Reserve could hike interest rates as much as 50 basis points. Despite the recent weakness in the precious metal, gold is up 18 percent for the year. All components of this sector were negative with the largest loss coming
from gold.   The agriculture sector also underperformed during the month as weather conditions had severe affects on various crops in the U.S. and around the world. Global Stock Indices were slightly negative for the month as speculation over the outcome of the June 29th Federal Reserve meeting caused severe market fluctuations. The energy sector was also slightly negative for the month as choppy market conditions hindered performance. All of the petroleum based products were negative for the month.

The combined losses in the currency and interest rate sectors drove the Fund's negative performance. Comments from the Federal Reserve combined with stronger than expected economic data caused speculation that the Federal Reserve might raise interest rates 50 basis points instead of previously expected 25 at the June 29th meeting. The possibility of a larger than expected interest rate move sent the U.S. dollar and U.S. treasury yields higher. However, the markets reversed themselves upon the announcement that the Federal Reserve had raised rates by 25 basis points, and signaled to the markets that they have possibly reached the end of the rate hiking cycle. The resulting increase in uncertainty and speculation led to volatility in the markets and caused several reversals making it difficult for our disciplined systematic investment style to capitalize on longer-term trends. As always, the Fund stands ready to potentially take advantage from any continuing or new trends that may emerge.

Update on the RCM recovery efforts

An agreement among securities customers and general unsecured creditors of RCM was filed with the courts on June 30. A motion was filed seeking bankruptcy court approval of the agreement. The terms of the agreement are complex, to say the least. It is a settlement between certain parties claiming to be 'securities' customers of RCM and certain parties purporting to be foreign exchange customers/general unsecured creditors of RCM. Everest would fall into the latter camp. The agreement defers attempts to convert the current RCM Chapter 11 case to a case in Chapter 7, but if a global consensus settlement in Chapter 11 fails, a conversion to Chapter 7 would be on a more efficient pre-planned basis. The agreement defines a process for allocating the assets on hand at RCM, provides a mechanism for determining who is a securities customer and who is an FX/unsecured customer, and sets a schedule for distributions of other expected RCM assets such as intercompany claims and third party (litigation) recoveries.

Although this agreement is a major step toward recovering Everest's assets, keep in mind that it is contingent upon a number of things such as Bankruptcy Court approval and the Rogers Raw Material Fund becoming a party to the agreement. We will know more about the contingencies being met by the next court date of August 10th.

The Official Committee of Creditors in the Refco case has posted a website for information and updates. It has a summary of events in October 05 through June 06; a calendar of events for July 06; a bankruptcy basics primer; FAQs; and a section to ask questions. The site is at: www.refcocommittee.com

During the reporting period, fiscal quarter ended June 30, 2006, additional Units sold consisted of 156.72 limited partnership Units; there were zero general partnership Units sold during the period. Additional Units sold during the period represented a total of $350,495. Investors redeemed a total of 1,550.34 Units during the period and the General Partner redeemed zero
Units. At the end of the period there were 12,547.25 Units outstanding including zero Units owned by the General Partner). As of June 30, 2006 the estimated Class AA NAV per unit was $2,347.50 and Class II NAV per unit was $2,441.65.

During the fiscal quarter ended June 30, 2006, the Partnership was exposed to credit risk in connection with the bankruptcy filing by RCM, the Partnership ' s former foreign currency broker. See Note 1 of the Notes to Financial Statements above for additional information.

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


Class I Units were negative 6.71% for April 2005 resulting in a net asset value per Unit of $2,109.44 as of April 30, 2005.

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

In October 2000, there was a discrepancy between the performance of the Barclay Futures Index Program (BFIP) as traded for the Partnership and the Barclay Futures Index (BFI). Certain transactions executed by Trilogy on behalf of the Partnership resulted in a loss of approximately $520,000 that was recorded in the statement of operations. The General Partner believes that these transactions were not executed in accordance with the provisions of BFIPand has demanded that Trilogy reimburse the Partnership for the loss. The parties are currently attempting to resolve the issue.

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

                                EVEREST FUND, L.P.

Date: August 14, 2006     By:  Everest Asset Management, Inc.,
                                     its General Partner



				          By:/s/ Peter Lamoureux
					-------------------------
					        Peter Lamoureux
					        President