Form 10-Q
period 2006-09-30
EVEREST FUND L P
filed 2006-11-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2006

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

DRAFT
for Financials

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

Following are financial Statements for the fiscal quarter ending
      September 30, 2006

			Fiscal Quarter	Year to Date   Fiscal Year 	Fiscal Quarter	 Year to Date
			Ended 9/30/06	 to 9/30/06    Ended 12/31/05	Ended 9/30/05	  to 9/30/05
			-------------	------------	--------------	--------------	-------------

Statement of
   Financial Condition		X				X

Schedule of Investments				X

Statement of Operations		X		X				X		X

Statement of Changes
   in Partner's Capital				X

Statements of Cash Flows	X		X				X		X

Notes to Financial		X
    Statements


see accompanying notes to financial statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
			---------------------------------
				  UNAUDITED

                                                                   SEPTEMBER 30, 2006     DECEMBER 31, 2005
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $15,139,490         $21,483,743
Equity in commodity trading accounts:
   Cash                                                               2,877,896           4,102,121
   Net unrealized trading gains (losses) on open contracts            1,097,223              31,920
Receivable from Refco Capital Markets, Ltd. (Note 1)                  2,992,933           7,482,332
Interest receivable                                                      99,324              92,364
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $22,206,865         $33,192,480
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $   181,722         $   426,556
   General partner management fee payable                                69,987             120,693
   Advisor's management fee payable                                      35,305              48,461
   Accrued expenses                                                      33,341              57,519
                                                                    -----------         -----------
      TOTAL LIABILITIES                                                 320,355             653,229
                                                                    -----------         -----------

PARTNERS' CAPITAL
   General partners, I shares (0 and 0 units outstanding)                --                     --
   Limited partners, A Shares (8,024.266 and 9,879.80 units
      outstanding)                                                   16,560,909          22,111,952
   Limited partners, I Shares (883.736 and 1,097.96 units
      outstanding)                                                    1,954,564           2,570,984
   Limited partners, AA Shares (3,008.60 and 3,008.60 units
      outstanding)                                                    3,028,930           7,059,021
   Limited partners, II Shares (326.71 and 326.71 units
      outstanding)                                                      342,108             797,294
                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        21,886,511          32,539,251
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $22,206,865         $33,192,480
                                                                    ===========         ===========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
			        SEPTEMBER 30, 2006
				------------------
				   UNAUDITED

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Dec 06 - Jun 07    1,019      $   581,929         2.66%
Agriculture                                   Nov 06 - Mar 07      122           28,568         0.13%
Currencies				      Sep 07		    96           48,588         0.22%
Indices                                       Dec 06                15           15,779         0.07%
                                                                            -----------        -----
                                                                                674,864         3.08%
FORWARD POSITIONS
Currencies                                    Dec 06                          (213,331)        -0.97%
                                                                            -----------        -----
   Total long positions                                                         461,533         2.11%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Jun 07                30          (10,463)       -0.05%
Metals				              Dec 06		    90         (157,100)       -0.72%
Energy                                        Dec 06 - Jan 07      140          377,841         1.73%
Agriculture                                   Nov 06 - Mar 07      296          235,497         1.08%
                                       					    -----------	       -----
                                                                                445,775		2.04%

FORWARD POSITIONS
Currencies                                    Dec 06                            189,916         0.87%
                                                                            -----------        -----
   Total short positions                                                        635,691         2.90%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                          1,097,224         5.01%

CASH AND CASH EQUIVALENTS                                                    15,139,490        69.17%
CASH ON DEPOSIT WITH BROKERS                                                  5,870,829        26.82%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                     (221,031)       -1.01%
                                                                            -----------        -----
NET ASSETS                                                                  $21,886,512         100%
                                                                            ===========        =====

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE PERIOD JULY 1, 2006 THROUGH SEPTEMBER 30, 2006
	       -------------------------------------------------------
				   UNAUDITED

                                                     JULY 1, 2006	JANUARY 1, 2006
							 THROUGH	    THROUGH
						    SEPTEMBER 30, 2006  SEPTEMBER 30, 2006
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading loss
   on closed contracts                               $(1,725,425)  	 $(1,887,609)
Change in net unrealized trading gain
  (loss) on open contracts                             1,580,764)  	   1,065,303
Net foreign currency translation loss             	  41,435  	       9,190
Brokerage Commissions                                    (36,825)  	    (112,756)
                                                     -----------   	 ------------
   NET TRADING INCOME (LOSS)                            (140,051)   	    (925,872)

Interest income, net of cash management fees             222,018    	     719,818
                                                     -----------   	 ------------
   TOTAL INCOME (LOSS)                                    81,966    	    (206,054)
                                                     -----------   	 ------------

EXPENSES:
   General partner management fees                       219,709    	     806,440
   Advisor Management fees                               103,203      	     369,336
   Administrative expenses                                20,634       	      67,581
   Bad Debt expense                                    4,489,399           4,489,399
                                                     -----------   	   ----------
   TOTAL EXPENSES                                      4,832,945    	 $ 5,732,756
                                                     -----------   	   ----------
NET INCOME (LOSS)                                    $(4,750,979)  	 $(5,938,810)
                                                     ===========   	 ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $    (26.08)         $ (174.24)
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD               $    (10.28)         $ (129.89)
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING ENTIRE PERIOD              $ (1,340.75)	 $(1,339.52)
                                                     ===========	 ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING ENTIRE PERIOD             $  (1,394.52)	 $(1,393.25)
                                                     ===========	 ==========

The accompanying notes are an integral part of these statements.

                              EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                       STATEMENTS OF OPERATIONS-CONTINUED
               FOR THE PERIOD APRIL 1, 2005 THROUGH JUNE 30, 2005
               --------------------------------------------------
				   UNAUDITED

                                                     JULY 1, 2005	JANUARY 1, 2005
							 THROUGH	    THROUGH
						   SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading loss
   on closed contracts                               $ 1,848,789  	 $   702,883
Change in net unrealized trading gain
  (loss) on open contracts                              (609,144)  	      14,578
Net foreign currency translation gain (loss)             (12,399)  	     (57,221)
Brokerage Commissions                                    (52,517)  	    (183,867)
                                                     -----------   	 ------------
   NET TRADING INCOME (LOSS)                           1,174,729   	     476,373

Interest income, net of cash management fees             285,826    	     741,479
                                                     -----------   	 ------------
   TOTAL INCOME (LOSS)                                 1,460,555    	   1,217,852
                                                     -----------   	 ------------

EXPENSES:
   General partner management fees                       463,251    	   1,314,750
   Advisor Management fees                               182,092      	     522,333
   Administrative expenses                                13,822       	      47,646
                                                     -----------   	   ----------
   TOTAL EXPENSES                                        659,165    	   1,884,729
                                                     -----------   	   ----------
NET INCOME (LOSS)                                    $   801,390  	 $  (666,877)
                                                     ===========   	 ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $     49.22         $  (55.89)
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD               $     69.81        $     0.98
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING ENTIRE PERIOD              $  		 $
                                                     ===========	 ==========


NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING ENTIRE PERIOD              $  		 $
                                                     ===========	 ==========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD JANUARY 1, 2006 THROUGH SEPTEMBER 30, 2006
	       ----------------------------------------------------
	       			  UNAUDITED

                                                                             LIMITED
                                   UNITS     LIMITED PTRS        UNITS        PTRS
                                 A SHARES      A SHARES        I SHARES     I SHARES
                                ----------   ------------      --------    ----------
BALANCES, January 1, 2006         9,879.80     22,111,952      1,097.96     2,570,984
Additional Units Sold               459.53      1,001,000         32.17        75,000
Redemptions                      (2,315.07)    (5,223,884)      (246.40)     (554,414)
Less Offering Costs                     --         (9,911)           --        (1,721)
Net profit (Loss)                       --     (1,318,248)           --      (135,285)
                                ----------   ------------      --------    ----------
BALANCES, SEPTEMBER 30,2006       8,024.26   $ 16,560,909        883.74    $1,954,564
                                ==========   ============      ========    ==========

Net asset value per unit,
   January 1, 2006, or
   since inception 10/31/05.                 $   2,238.10                   $ 2,341.59
Net profit (loss) per unit                        (174.24)                     (129.89)
Net asset value per unit
   September 30, 2006                        $   2,063.85                    $2,211.70
                                             ============                   ==========

                                  UNITS      LIMITED     UNITS    LIMITED
                                   AA        PTRS AA      II      PTRS II
                                 SHARES      SHARES     SHARES     SHARES        TOTAL
                                --------   ----------   ------   ---------   ------------

BALANCES, January 1, 2006       3,008.60    7,059,021   326.71     797,294     32,539,251
Additional Units Sold                 --           --       --          --      1,076,000
Redemptions                           --           --       --          --     (5,778,298)
Less Offering Costs                   --           --       --          --        (11,632)
Net Profit (Loss)    		      --   (4,030,091)	    --    (455,186)    (5,938,810)
                                --------   ----------   ------   ---------   ------------
BALANCES, SEPTEMBER 30, 2006    3,008.60   $3,028,930   326.71   $ 342,108   $ 21,886,511
                                ========   ==========   ======   =========   ============

Net asset value per unit,
   January 1, 2006			  $ 2,346.28		 $2,440.38
Net profit (loss) per unit                 (1,339.52)            (1,393.25)
                                          ----------            ----------
Net asset value per unit
   SEPTEMBER 30, 2006                     $ 1,006.76             $1,047.13
                                          ==========            ==========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                FOR THE PERIOD JANUARY 1, 2006 THROUGH SEPTEMBER 30, 2006
		---------------------------------------------------------
				  UNAUDITED

                                                                         JULY 1, 2006      JANUARY 1, 2006
                                                                             THROUGH             THROUGH
                                                                     SEPTEMBER 30, 2006   SEPTEMBER 30, 2006
                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $ (4,750,979)       $ (5,938,810)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Decrease (increase) in commodity futures trading accounts:
         Cash                                                                  556,825           1,224,225
         Unrealized gain or loss on open commodity futures contracts        (1,617,752)         (1,065,303)
      Decrease (increase) in receivable from Refco                           4,489,399           4,489,399
      Decrease (increase) in interest receivable                                 3,367             ( 6,960)
      (Decrease) increase in management fees payable                           (24,291)            (63,862)
      (Decrease) increase in other accrued expenses                              9,940             (24,179)
                                                                          ------------        ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (1,333,491)         (1,385,490)
                                                                          ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                          (1,220,287)         (6,023,131)
   Sale of partnership units, net                                              140,123           1,064,368
                                                                          ------------        ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (1,080,164)         (4,958,763)
                                                                          ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (2,413,655)         (6,344,253)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                           17,553,145          21,483,743
                                                                          ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $ 15,139,490        $ 15,139,490
                                                                          ============        ============

The accompanying notes are an integral part of these statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                       STATEMENTS OF CASH FLOWS-CONTINUED
               FOR THE PERIOD JANUARY 1, 2005 THROUGH SEPTEMBER 30, 2005
	       ---------------------------------------------------------
				  UNAUDITED

                                                                         JULY 1, 2005       JANUARY 1, 2005
                                                                             THROUGH             THROUGH
                                                                       SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $    801,389       $    (666,878)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Decrease (increase) in commodity futures trading accounts:
         Cash                                                                1,627,480           2,342,563
         Unrealized gain or loss on open commodity futures contracts           609,903               1,946
      Decrease (increase) in interest receivable                                14,558             (24,594)
      Decrease (increase) in incentive fees payable            			    --             (85,111)
      (Decrease) increase in management fees payable                            14,935              13,563
      (Decrease) increase in other accrued expenses                              2,122             (17,995)
                                                                          ------------        ------------
         NET CASH USED IN OPERATING ACTIVITIES                               3,070,387           1,563,494
                                                                          ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                          (2,629,775)         (4,547,114)
   Sale of partnership units, net                                            1,914,052           5,824,935
                                                                          ------------        ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (715,723)          1,277,821
                                                                          ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         2,354,664           2,841,315

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                           25,385,617          24,898,966
                                                                          ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $ 27,740,281        $ 27,740,281
                                                                          ============        ============

The accompanying notes are an integral part of these statements

				EVEREST FUND, L.P.

                     	NOTES TO FINANCIAL STATEMENTS
                             September 30, 2006


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

On July 1, 1995 the Partnership recommenced the offering under a Regulation D, Rule 506 private placement. The private placement offering is continuing at a gross subscription price per unit equal to the net asset value (NAV) per unit, plus an organization and offering cost reimbursement fee payable to the General Partner, and an ongoing compensation fee equal to 3% of the net asset value of Class A Units sold. The Class A Units (retail shares) continue to be charged an initial 1% Offering and Organization fee as a reduction to capital.

Effective June 4, 2004, the Partnership introduced a new share category, Class I Units, or Institutional Units which have an ongoing Offering and Organization fee of 1/12 of 0.10% of the NAV per unit (as defined) per month. The private placement is continuing as a gross subscription price per unit equal to the net asset value per unit, plus an organization and offering cost reimbursement to the General Partner, and an ongoing compensation fee equal to 1% of the net asset value of Class I Units sold.

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

Refco, Inc. filed a plan under Chapter 11 (the  Plan ) and a
Disclosure Document with the Bankruptcy Court. The Plan is slated to be confirmed by the Bankruptcy Court on or before December 15, 2006.

Based on the estimated recovery amounts contained in the schedules of the Plan and Disclosure Document which the Bankruptcy Court is being asked to approve in the Refco case, the General Partner as of October
31, 2006 (but effective September 30, 2006) has reduced the value of the Class AA and Class II assets to 40% of the amounts at which such assets held at Refco were valued as of October 17, 2005. In accordanmce with Generally Accepted Accounting Principles and in particular rule
FAS 5-3 paragraph 105, the write down is been taken at September 30, 2006 As of October 17, 2005 the assets were valued at $7,482,332. The adjustment is $4,489,399 with a remaining asset balance of $2,992,933. This write down is only an estimate and has been reflected in the statement of operations at September 30, 2006. We have not included litigation recoveries, if any, in the write down, because the success of such actions cannot be estimated at this time. No assurances can be made that there will be any further recoveries for Everest from these efforts.

The write down amount was determined after the issuance of our September 30, 2006 investor account statements, and therefore the October investor statements that will be issued in November will reflect the revised Net Asset Values for September 30, 2006.



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


As of September 30, 2006 JWH ' s allocation was approximately $21.1 million (including approximately $2.63 million in notional funding). The General Partner may replace or add trading advisors at any time.


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

Excluding amounts held at RCM, substantially all of cash and cash equivalents at September 30, 2006 and 2005 are funds deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership ' s assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.


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

The Partnership has cash and open positions on deposit in the amount of $1,226,405 as of September 30, 2006 with an interbank market maker (Calyon Financial SNC) in connection with its trading of forward contracts. In the event of interbank market maker ' s insolvency, recovery of the Partnership assets on deposit may be subject to
forfeiture.   In the normal course of business, the Partnership does
not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk, on its entire amount on deposit from counter party non-performance.

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


(6)FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership ' s financial performance for the nine months ended September 30, 2006. Total return is calculated as the change in a theoretical limited partner ' s investment over the entire period. An individual partner ' s total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.



Selected Financial Statistics and Ratios:
						9/30/06     9/30/05

1. Total return:      	      A Shares        -7.79%      -2.30%
 			      I Shares        -5.55%       0.04%
			      AA Shares	     -57.09%
			      II Shares	     -57.09%

2. Ratio to average net assets:
           Total income        A Shares       -6.90%      -2.12%
		  	       I Shares       -6.06%       0.42%
	 		      AA Shares      -60.51%
	                    II Shares	     -60.51%

3. Expenses, excluding incentive fees:
                              A Shares         6.04%      5.59%
			      I Shares         3.64%      3.15%
			      AA Shares	      60.70%
			      II Shares	      60.70%

4. Incentive fees  			      0.00%	  0.00%

5. Total expenses
                              A Shares          6.04%      5.59%
			      I Shares          3.64%      3.15%
			      AA Shares	       60.70%
			      II Shares	       60.70%

The total income and general and expense ratios are computed based upon the weighted average net assets for the Partnership for the period ended September 30, 2006 and 2005.


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


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

			Fiscal Quarter ended September 30, 2006

 The Partnership recorded a loss of $4,750,979 or $ (26.08) per Unit of Class A Units ($ (10.28) for Class I Units, $1,340.82 for Class AA Units and $1,394.52 for Class II Units) for the fiscal quarter ended September 30, 2006. This compares to a gain of $801,389 or $49.22 per Unit of Class A Units ($69.81 for Class I Units) for the fiscal quarter
ended September 30, 2005.  The   quarter ended September 30, 2006
showed a loss of 1.25 %( total return) for the Class A Units of the fund (a loss of 0.46% for the Class I Units, 57.09% for Class AA Units and 57.09% for Class II Units).


The Partnership continued to employ John W. Henry & Company, Inc. ' s
(JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program.


Class A Units were negative 11.06% in July 2006 resulting in a Net Asset Value per unit of $1,858.73 as of July 31, 2006.

Class I Units were negative 10.80% resulting in a Net Asset Value of $1,982.00 as of July 31, 2006.

We are aware of the Fund   s volatility in the last few months.  From our
daily review of the equity runs and our conversations with John W.
Henry & Company (JWH), we do not believe that there are any changes in their strategies or discipline which would be directly related to recent performance. Instead it is a result of abrupt price reversals and trendless markets. Although the recent performance is at the high end of the historical volatility for the three strategies we invest in at JWH, the results have not materially exceeded former drawdowns.
Keep in mind that choppy and reversing markets are what make performance difficult for trend following firms like JWH. If any of the markets break out in one direction for a sustained period, we remain convinced that the JWH programs will capitalize on those trends. We have seen over the years that patience is required as we wait for price trends to reemerge.

The Fund   s performance was negative for the month of July. All six
sectors traded were negative, with the interest rate, agriculture and
currency sectors responsible for the majority of the Fund   s losses.
While some markets had strong directional moves, the overall trading
environment was unfavorable for the Fund   s long-term trend following
approach. Geopolitical events, extreme weather conditions, and speculation over U.S. interest rate policy caused harmful spikes in volatility within the sectors traded by the Fund.

The interest rate sector was the Fund   s worst performing sector as
speculation of a slowing U.S. economy and the crisis in the Middle East attracted investors to the perceived safety in fixed-income markets. The agriculture sector was also negative for the month. The currency sector also underperformed for the month as fighting between Israel and Hezbollah caused a sharp reversal in the weakening U.S. dollar trend. Performance in the energy sector was negative for the month as geopolitical events and a record-breaking heat wave in the Midwest and Northeastern U.S. caused volatility throughout the entire energy sector. The metals sector was also negative for the month as increased
volatility in gold hurt the sector   s performance.  Gold was up 5
percent in July after dropping 5.1 percent in June. The indices sector was only slightly negative for the month as the Nasdaq slumped about
3.7 percent.

In conclusion, performance was negative for the month as volatility affected trends throughout markets traded by the Fund. Concern surrounding the U.S. economy continued to keep the markets speculating
about the Federal Reserve   s next move, causing uncertainty within the
interest rate, currency and indices sectors.  Meanwhile, the eruption
of violence in the Middle East added to the Fund   s losses as investors
fled from equities into safe haven investments such as gold and treasuries. Finally, the Fund also suffered as a heat wave swept across the nation driving energy and agricultural prices suddenly higher. As a result, short-term market moving events increased volatility and
induced strong reversals making it difficult for JWH   s disciplined
systematic investment style to capitalize on longer-term trends.

Update on the RCM recovery efforts

*	On June 30th the two groups of creditors at Refco Capital Markets
(RCM) entered into a Settlement Agreement. This concluded months of negotiating between the Securities Customers and the
FX/General Unsecured Creditors of RCM, Everest being in the
second group.
*	On July 24th the Rogers funds agreed to become parties to the
Settlement Agreement.
*	Immediately thereafter the Official Committee of Unsecured
Creditors began to attempt to reach a global consensual settlement agreement with the other Refco bankrupt entities. Everest's claims at Refco are at the RCM level, however there are 23 other bankrupt entities. Most of the parties to the case are attempting to reach a global consensus involving all the Refco estates.

*	The RCM Settlement Agreement, if approved by the Judge, provides for a schedule of payments to be made from the assets on hand at RCM, and it provides a formula for sharing the anticipated intercompany receivables and finally the third party recoveries.
 I am still hopeful for an initial distribution of the assets on hand by the end of the 4th quarter of this year, but many things may impact that time frame.

The Official Committee of Creditors in the Refco case has posted a website for information and updates. It has a summary of events in October 05 through July 06; a calendar of events for August 06; a bankruptcy basics primer; FAQs; and a section to ask questions. The site is at: www.refcocommittee.com

Class A Units were positive 7.63% in August 2006 resulting in a Net Asset Value per unit of $2,000.56 as of August 31, 2006.

Class I Units were positive 7.89% resulting in a Net Asset Value of $2,138.44 as of August 31, 2006.

The Fund   s performance was positive in August as four out of the six sectors traded were profitable for the month.  The fixed-income sector led performance with robust gains as U.S., Japanese, and European bond markets trended higher on signs that inflationary pressures in the
world   s largest economies are receding. The currency sector also added
to the Fund   s positive performance as the Japanese yen weakened against
the U.S. dollar and euro on speculation that Japan   s central bank
wouldn   t raise interest rates again this year.  The Fund   s performance
was further enhanced by more modest gains in the metals and agriculture sectors, while the Fund suffered small loses in the indices and energy sectors.

The fixed-income sector was the Fund   s strongest performer as Japanese
government bonds (JGBs), German bunds, and the U.S. benchmark 10-year
bond all rallied for the month.  The currency sector was the Fund   s
other solid performer for the month, as the Japanese yen fell against the U.S. dollar and euro on increased speculation that the BOJ would keep interest rates at their current level. The metals sector was also profitable for the month as silver futures for December delivery reached $13 an ounce, the highest price since May 30th. The precious metal has gained 90 percent in the past year. Silver s rally is due to increased demand throughout the world, and expectations of continued economic expansion in developing nations. The largest gain in this sector was achieved in silver, while the only loss occurred in gold as geopolitical tension in the Middle East, due to Iran s continued
pursuit of uranium enrichment, kept the metal vulnerable to price fluctuations. The agriculture sector was also positive for the month as losses in CBOT wheat were offset by gains made in London and New
York sugar.  Sugar prices in London have dropped almost 25 percent in the past three months after rising to a record $497 a metric ton on May 12th. The global stock indices sector was slightly negative for the month as global equity markets reversed the recent losing trend and rallied on decreased fears of inflation. The energy sector was the
Fund   s worst performing sector as higher price trends at the beginning of the month experienced strong reversals.  Natural gas soared on
August 2nd in New York on concern   s that Tropical Storm Chris could
strengthen into the season   s first hurricane and track towards the Gulf
of Mexico where about a quarter of the United States gas supply is produced. However by August 31st, natural gas closed at a six-week low in New York as Tropical Storm Chris was a non-event and mild weather across the central and eastern U.S. reduced demand for the fuel to be sent to power stations.

In conclusion, the Fund was positive for the month, with the fixed income sector leading performance as Japanese, German and U.S. fixed income markets trended higher on contained inflation fears. The currency sector also helped profitability as the Japanese yen weakened on speculation that interest rates in Japan will remain at their current level. As always, the Fund stands ready to potentially take advantage from any continuing or new trends that may emerge.

Update on the RCM recovery efforts

Although a stand alone RCM plan has been negotiated, it has yet to be approved by the court. All efforts are focused on a global plan for all of the bankrupt Refco entities, which would include the RCM plan. We hope to have a global plan term sheet that is not contested by any of the major parties in front of the Judge on Thursday, September 14th.


Class A Units were positive 3.16% in September 2006 resulting in a Net Asset Value per unit of $2,063.85 as of September 30, 2006.

Class I Units were positive 3.43% resulting in a Net Asset Value of $2,211.71 as of September 30, 2006.

The Fund   s performance was positive for the month of September.
Although four out of the six sectors traded by the Fund were negative, the gains made in the energy and interest rate sectors, which benefited from a sharp drop in natural gas prices and rallies in European and American fixed-income markets respectively, more than offset the other sector losses.
712:
The energy sector was the Fund   s strongest performer in September.
Natural gas and crude oil prices tumbled as mild weather in the U.S. Midwest cut demand and allowed inventories to climb toward an all-time high. All components of the energy sector were positive for the month. Performance in the interest rate sector was also positive for the month as U.S. treasuries had their biggest quarterly gains in four years and European 10-year bonds posted their first quarterly gain since June 2005.

The metals sector was the Fund s worst performing sector for the month. Base and precious metals suffered as commodities, as an asset class, had their biggest quarterly decline in more than 50 years.  The
Commodity Research Bureau index ended the third quarter down 12 percent, its largest decline since at least 1956. Gold and silver prices continued to fall as lower energy prices and a stronger dollar eroded the appeal of the precious metals as an alternative to U.S.
stocks and bonds. Gold prices are down 18 percent from a 26-year high of $732 an ounce in May as oil slid from its record highs, easing the risk of accelerating inflation. Performance in the currency sector was negative for the month as well. Markets gyrated over speculation surrounding the health of the U.S. economy and uncertainty surrounding global inflation. The stock indices sector was also negative for the month. The agriculture sector was negative for the month as gains in cotton and N.Y. sugar were more than offset by the underperformance in
CBOT wheat.  In conclusion, the Fund   s performance was positive for the
month of September. The energy and interest rate sector gains were due to the sharp drop in natural gas prices over the month, and the rally in the European and American fixed-income markets. The gains were more than enough to offset the combined losses in the remaining sectors as global currency markets continued to look for a clear direction and speculation surrounding the health of the U.S. economy caused trendless markets. As always, the Fund stands ready to potentially take advantage of any continuing or new trends that may emerge.

Update on the RCM recovery efforts
There has been a substantial development in the Refco case.   After
weeks of intensive efforts, on September 14, 2006 Refco, Inc. and all of its subsidiaries and affiliates who are the Debtors, filed a plan of Chapter 11 ( the Plan ) and a Disclosure Document with the bankruptcy Court. The Plan has the support of the Creditor Committees, the Debtors, the RCM Trustee and has signatures of a 'supermajority' of creditors at the RCM level.
A hearing for approval of the Disclosure Statement is scheduled for October 16, 2006, at which time any objections will be heard. It cannot be determined in advance whether any objections will become an obstacle, or whether the Court will approve the Plan. If it moves forward, the Plan is slated to be confirmed by the Court on or before December 15, 2006, and it should become effective on or before December 31, 2006 (Effective Date). Although I am hopeful that getting distributions will be an expedited process, we do not yet have a timetable for distributions to be made. One thing that could impact the timeliness of distributions is that the processing of claims and the objections to claims have not been completed. To the extent that the process continues beyond the Effective Date, it could either delay distributions or cause distributions to be diluted due to the need to reserve amounts equal to any disputed claims.

The schedules show initial distributions of assets on hand at RCM for creditors like Everest who had margin money for the purposes of foreign exchange trading at RCM/FX will be in the range of 26 cents on the dollar. An exact figure is difficult to determine as all the claims have not been processed yet and all the legal fees are not calculated yet. The Plan calls for a second level of recovery for the intercompany receivables that are owed to RCM by the other Refco entities. It is anticipated that this second distribution will bring the Everest recovery to the range of 36 to 40 cents on the dollar, again subject to the total claims allowed. Looking beyond those two distributions, we anticipate additional recoveries from litigation proceeds against various parties. The amount of those recoveries is obviously dependent on the success of the litigation. In either case the amount cannot be determined at this time.

It is my belief that the Court will approve the Plan or a plan that is close to the current draft. I remain available to answer any questions that you may have.

During the reporting period, fiscal quarter ended September 30, 2006, additional Units sold consisted of 70.08 limited partnership Units; there were zero general partnership Units sold during the period. Additional Units sold during the period represented a total of $150,505. Investors redeemed a total of 374.02 Units during the period and the General Partner redeemed zero Units. At the end of the period there were 12,243.312 Units outstanding (including zero Units owned by the General Partner). As of September 30, 2006 the estimated Class AA NAV per unit was $1,006.76 and Class II NAV per unit was $1,047.13.

During the fiscal quarter ended September 30, 2006, the Partnership was exposed to credit risk in connection with the bankruptcy filing by RCM, the Partnership ' s former foreign currency broker. See Note 1 of the Notes to Financial Statements above for additional information.

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

The Partnership continued to employ John W. Henry & Company, Inc.   s
(JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program.

Class A Units were negative 2.18% for the month of July 2005 resulting in a net asset value per unit of $2,276.28 as of July 31, 2005.

Class I Units were negative 1.92% for July 2005 resulting in a net asset value per unit of $2,349.25 as of July 31, 2005.

The Fund s performance was negative for the month of July. The Fund s systematic trading approach enabled it to contain losses caused by volatile market conditions that resulted from terror attacks in London and a surprise devaluation of the Chinese yuan. Losses in the interest rate, metal, and agricultural sectors limited the Fund s overall returns, as stronger economic conditions in Europe, Japan and the US led to weakening in the global bond markets. The energy and currency sectors led the positive performing sectors along with more moderate gains in the indices sector. Currencies benefited from the continued strength of the US dollar, while energies profited from higher trending prices.

Currencies were the Fund s strongest performer for the month in the face of extremely volatile markets. The violent price moves were a reaction to China ending its long-standing policy of pegging its currency at 8.3 yuan to the US dollar. China revalued the yuan for the first time in a decade. Nevertheless, the Fund profited in this sector as the dollar continued to benefit from the growing yield advantage against the Japanese yen, British pound and Swiss franc. The energy sector was also profitable during the month, with positive returns in every market traded within the sector. Natural gas and crude oil had the most significant impact, as crude oil futures surpassed $62 a barrel on July 7, 2005, the highest price at the time since trading began on the New York Mercantile Exchange in 1983. Economic growth in the two largest oil consumers, the US and China, was a main contributor to the record prices. Performance in global stock indices was positive during the month. The rally in the global equity markets contributed to
the Fund   s profitable performance, as the majority of the markets
traded within the sector were positive for the month. Stocks rose as companies posted better-than-expected earnings while economic reports showed tame inflation and growth in retail sales. The Nikkei (Osaka) was the sector s top performer, as the index rose 2.7 percent for the month.

The fixed income sector was unprofitable for the month, as stronger-than-expected economic growth in the US, Europe and Japan caused a sell off in global bond markets. US Treasuries fell for the fifth week in a row, the longest slump this year, as reports showed the economy may be growing fast enough to spur inflation. The Fund s performance in the agriculture sector was slightly negative during the month, as volatility in various markets prevented the Fund from achieving any returns. The metals sector was unprofitable for the month. Gold prices fell from recent highs as the US dollar strengthened, reducing the metal s appeal as an alternative investment. Silver, the only other market traded within the metal sector was also negative on the month.

In conclusion, the performance was negative for the month as the Fund s trend-following approach enabled it to withstand extreme market volatility in the currency sector.

Class A Units were positive 3.43% for August 2005, resulting in a net asset value per unit of $2,354.33 as of August 31, 2005.

Class I Units were positive 3.69% for August 2005, resulting in a net asset value per unit of $2,435.97 as of August 31, 2005.

The Fund s performance was positive for the month of August 2005. The systematic trading approach employed by the Fund s Trading Advisor enabled it to withstand volatile market conditions that resulted from Hurricane Katrina. The energy sector was the Fund s best performer, along with smaller gains achieved in both the indices and agricultural sectors. The Fund s exposure to the energy sector helped performance as Hurricane Katrina affected the U.S. gulf coast, shutting oil and gas production, as well as creating spot fuel shortages throughout the U.S. The storm s impact also added to some of the losses in the remaining sectors thus hindering the Fund s overall return.

Performance in the agriculture sector was positive on the month as trading in N.Y coffee, London sugar and cotton helped bolster returns within the sector. Performance in the global stock indices sector was positive during the month as the Nikkei (Osaka) rose to a four year
high on signs that the world   s second largest economy grew for the
third straight quarter. Nevertheless, the sector s gains were limited as the majority of world s equity markets weakened during the month on concerns that record oil prices, caused by Hurricane Katrina, may slow global economic growth.

The currency sector was the Fund s most unprofitable sector for the month as the U.S. dollar fell 1.8% against the euro and 1.7% against the yen. The dollar s weakness was a result of speculation that the record high oil prices would slow U.S. economic growth thereby reducing expectations for how much the Federal Reserve will raise interest rates this year, if at all. The fixed income sector was also unprofitable for the month, as Hurricane Katrina sparked an unexpected rally in global bond markets. The month began with an expected 25 basis point rate hike by the Federal Reserve and for the majority of the month both the U.S. and Japanese bond markets were falling. However, as it became apparent that Hurricane Katrina would make landfall and cause widespread damage to the U.S. gulf coast region and its industries global bond markets rallied. The metals sector was unprofitable for the month as volatility typified trading in gold during the month. The cumulative effects of violent price action in the currencies and fixed income markets, along with the market impact of Hurricane Katrina, led gold to be the worst performer in the sector. However, the positive performance of silver helped to limit the losses within the sector.

In conclusion, the Fund finished positive for the month of August 2005, as global markets saw extreme volatility as a result of Hurricane
Katrina.

Class A Units were positive 0.93% for September 2005, resulting in a net asset value per unit of $2,376.16 as of September 30, 2005.

Class I Units were positive 1.19% for September 2005, resulting in a net asset value per unit of $2,464.94 as of September 30, 2005.

The Fund s performance was positive for the month of September 2005. The stock indices, energy and currency sectors led performance along with more moderate gains in agriculture and metals. Energies benefited from record high natural gas prices that occurred as a result of Hurricane Katrina and the threat of Hurricane Rita, while metals profited from higher trending prices in gold. The Fund s overall returns in September 2005 were limited however, as the storms induced volatility and fear grew over increased global inflation. This resulted in losses in the interest rate sector.

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

Class A Units were positive 13.63% in April 2006 resulting in a Net Asset Value per unit of $2,463.35 as of April 30, 2006.

Class I Units were positive 13.50% resulting in a Net Asset Value of $2,594.70 as of April 30, 2006.

The interest rate sector led performance with strong gains as the Fund s systematic trend-following approach enabled it to profit from higher global interest rates. The metal and currency sectors also added to performance as both gold and silver continued to trend higher on inflationary fears and increased demand, while currencies benefited from a weakening U.S. dollar. The energy sector had gains due to increased concerns over Iran's nuclear program. The indices sectors had more modest gains, while the agriculture sector incurred losses as performance within these sectors was hampered by volatility.

The fixed-income sector was the Fund's strongest performing sector as European, Japanese and U.S. fixed income markets sold off. The metals sector was also profitable as all components were positive for the month. Gold climbed above $650/oz for the first time in 25-years after Iran failed to meet an April 28th deadline to cooperate with United Nations inspectors who are trying to determine if the country is enriching uranium for military purposes. Also adding to performance was silver which rallied on speculation investor demand will grow as Barclays Bank PLC began offering an exchange-traded fund backed by the metal. Silver has rallied 51 percent this year, and rose 17% this month alone. The currency sector was also positive on the month as the U.S. dollar fell on expectations of narrowing interest rate differentials. The dollar fell 4.1 percent against the euro, the biggest monthly decline since December 2003 and the British pound gained against the dollar for a fourth week, its longest winning streak in a year. The largest gain in this sector was the euro, while the largest loss was in the Japanese yen. Keeping with the prevailing theme performance in the energy sector was also positive during the month. Concerns that the UN Security Council will impose sanctions that could lead Iran, the fourth-largest oil producer, to cut shipments drove crude oil for June delivery to a new high of $75.35 a barrel on April 21st and 24th. Crude oil for June delivery ended up 7.8% this month. The global stock indices sector was slightly positive for the month as the Fund's performance was hindered by increased geopolitical instability in the global stock markets, as well as a volatile interest rate environment.

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

Class I Units were negative 3.24% resulting in a Net Asset Value of $2,510.69 as of May 31, 2006.

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

The currency sector was positive for the month despite the extreme volatility that dominated the sector. The fixed income sector was the Fund's worst performing sector as uncertainty surrounding inflation prospects and global growth led to increased volatility. Performance in the energy sector was also negative for the month as petroleum products retreated from record or near record highs during the month. The metal sector was also negative for the month as precious metals fell from record highs set towards the beginning of the month. Gold fell 12% after reaching a 26-year high of $732 an ounce on May 12th. The largest loss in this sector occurred in silver. Global Stock Indices also underperformed for the month. Attributing to the underperformance of the sector was the Federal Reserve's uncertainty about inflation, which took the markets by surprise, and the lackluster U.S. consumer confidence report. The agriculture sector was also negative for the month as London and New York sugar hindered performance. Sugar, whose demand has increased on its ability to be made into ethanol, fell as energy prices dropped during the month.

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

Class A Units were negative 11.76% in June 2006 resulting in a Net Asset Value per unit of $2,089.94 as of June 30, 2006.

Class I Units were negative 11.50% resulting in a Net Asset Value of $2,221.98 as of June 30, 2006.

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

The Official Committee of Creditors in the Refco case has posted a website for information and updates. It has a summary of events in October 05 through June 06; a calendar of events for July 06; a bankruptcy basics primer; FAQs; and a section to ask questions. The site is at: www.refcocommittee.com

During the reporting period, fiscal quarter ended June 30, 2006, additional Units sold consisted of 156.72 limited partnership Units;
there were zero       general partnership Units sold during the period.
Additional Units sold during the period represented a total of $350,495. Investors redeemed a total of 1,550.34 Units during the period and the General Partner redeemed zero Units. At the end of the period there were 12,547.25 Units outstanding (including zero Units owned by the General Partner). As of June 30, 2006 the estimated Class AA NAV per unit was $2,347.50 and Class II NAV per unit was $2,441.65.

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

The currency sector was the Fund's strongest performer for the month, as the euro fell to a seven-month low against the U.S. dollar and weakened against most other major currencies. France's rejection of the European Union constitution was the catalyst for the euro's dramatic move lower. The fixed-income sector was the Fund's other solid performer, as both European and American bonds rose during the month. The benchmark German 10-year bund rose to a record high, as market conjecture grew that the European Central Bank (ECB) would have to cut interest rates as the European economy slowed. Further supporting the rally in the German bund was the expected negative economic effects from the rejection of the European Union Constitution in France. Meanwhile, U.S. Treasuries also rallied as the 10-year note broke 4% for the first time since February. U.S. fixed-income advanced on diminished inflation fears and on the downgrade of both GM's and Ford's credit ratings to below investment grade. The Fund's performance in the metals sector was slightly positive during the month as volatility in various markets limited the Fund's ability to achieve
returns.   The Fund was able to benefit as gold traded near a three-
month closing low as the U.S. dollar strengthened.

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

The Partnership continued to employ John W. Henry & Company, Inc.' s
(JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program.

Class A Units were negative 2.71% in January 2006 resulting in a Net Asset Value per unit of $2,177.48 as of January 31, 2006.

Class I Units were negative 2.45% resulting in a Net Asset Value of $2,284.32 as of January 31, 2006.

The Fund ' s overall return was negative for the month of January as losses in the interest rate, currency and energy sectors outweighed the gains achieved in the other sectors. The interest rate sector led the Fund ' s losses on increased speculation of rising global interest rates. The metals sector led the positive performing sectors along with more moderate gains achieved in both indices and agriculture. Metals benefited from gold rising to a 25-year high as investors sought a " safe haven " in the precious metal. This was due to increased fears about Iran's nuclear program and a Hamas led-Palestinian government.

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

Class A Units were positive 5.81% in March 2006 resulting in a Net Asset Value per unit of $2,167.80 as of March 31, 2006.

Class I Units were positive 6.08% resulting in a Net Asset Value per unitof $2,286.17 as of March 31, 2006.

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

                  	None

Item 5.     Other Information

                  	None

Item 6.     Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit Number		Description of Document				Page
Number

   31			Certification by Chief Executive Officer
 			and Chief Financial Officer Pursuant to
 			Section 302 of the Sarbanes-Oxley Act of 2002	E- 1-
2

   32			Certification by Chief Executive Officer
			and Chief Financial Officer  Pursuant to
			Section 906 of the Sarbanes-Oxley Act of 2002	E - 3



b) Reports on Form 8-K

	None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                EVEREST FUND, L.P.

Date: November 14, 2006     By:  Everest Asset Management, Inc.,
                                     its General Partner


				          By:__/s/ Peter Lamoureux_____

					        Peter Lamoureux
					        President



EXHIBIT INDEX


Exhibit Number		Description of Document				Page
Number


   31			Certification by Chief Executive Officer
 			and Chief Financial Officer Pursuant to
 			Section 302 of the Sarbanes-Oxley Act of 2002
										    E- 1-2

   32			Certification by Chief Executive Officer
			and Chief Financial Officer  Pursuant to
			Section 906 of the Sarbanes-Oxley Act of 2002
										    E - 3