Form 10-K
period 2006-12-31
EVEREST FUND L P
filed 2007-03-30
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10K


Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934


                For the fiscal year ended
               Commission File Number 0-17555
                     December 31, 2006
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

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes		No  X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  X		No
Note Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X        No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10K or any
amendment to this Form 10-K:   [ X ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated filer		Accelerated filer
	Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes    No  X
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant s most recently completed
second fiscal quarter.    $27,118,803

Note If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes 	No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant s classes of common stock, as of the latest practicable date.

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

During its operation, the Partnership has had various advisors. In December 1990, John W. Henry & Company, Inc.
(JWH) began trading for the Partnership as one of the Partnership s trading advisors. In May 1994, JWH became the sole advisor to the Partnership. In March 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures Fund II, L.P.
(Everest II) and JWH began trading for Everest II.

On September 13, 1996 the Commission accepted a voluntary filing by the Partnership of a Form 10 - General Form for Registration of Securities, and public reporting of Units of the Partnership sold as a private placement commenced at that time and has continued to the present.


  In July 2000, the Partnership redeemed approximately 50% of its assets from Everest II and allocated them to Trilogy Capital Management, LLC s (Trilogy) Barclay Futures Index Program (BFIP). The Partnership instructed Trilogy to trade its account using twice the leverage of Trilogy s un-leveraged portfolio to attempt to achieve a return greater than the return of the Index before fees and expenses. Effective as of the close of business August 31, 2000, the Partnership liquidated the balance of its investment in Everest II and opened a trading account directly with JWH. JWH has used its Financial and Metals Portfolio while trading for Everest II and the Partnership through June 30, 2001. Beginning July 1, 2001, JWH began trading its Strategic Allocation Program for the Partnership with a trading allocation of $40 million. Trilogy was terminated as trading advisor June 30, 2001. Effective September 1, 2001, Mount Lucas Management Corporation (MLM) was added as trading advisor with an initial allocation of $10 million. This allocation represented notional funding for the Partnership. Effective June 12, 2003 JWH began trading its GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Programs for the Partnership. Mount Lucas Management was terminated as trading advisor on October 31, 2003. Effective June 4, 2004, the Partnership introduced a new share category, Class I Units, or Institutional Units which have an ongoing Offering and Organization fee of 1/12 of 0.10% of the NAV per unit per month. The Class A Units, (retail shares) continue to be charged an initial 1% Offering and Organization fee as a reduction to capital.

Effective January 1, 2007 the Fund has allocated 75% of its assets to the JWH Global Analytics Program ( GAP ) and 25% to the Worldwide Bond Program ( WBP ). The Currency Strategic Allocation Program ( CSAP ) was eliminated as a trading program for the Fund.

Prior to September 2005, the partnership cleared its futures trades through Cargill Investor Services, Inc ( CIS ) and its foreign currency trades through CIS Financial Services, Inc. (CISFS), an affiliate of CIS. Between September 1, 2005 and mid October, 2005 the Partnership cleared all of its futures trades through Refco, LLC (RL) and all of its foreign currency trading through Refco Capital Markets, Ltd. (RCM).

Subsequent to the purchase of Cargill Investor Services
( CIS ) by Refco, Inc. ( RI ) and the replacement of CIS by RL as the Fund s futures clearing broker on September 1, 2005, RI, the parent company of RL, announced (on October 10, 2005) that it had discovered through an internal review an accounting issue involving a receivable owed to Refco, Inc. by an entity controlled by Philip R. Bennett, the then Chief Executive Officer and Chairman of the Board of Directors of RI. The amount at issue was approximately $430 million and was repaid by Mr. Bennett on October 11, 2005. Mr. Bennett was subsequently relieved of his duties and has been charged with securities fraud in connection with this matter. In addition, various legal actions have been filed against RI in this regard.

On October 13, 2005, RI announced that liquidity within another of its operating subsidiaries, RCM, was no longer sufficient to continue operations and that RCM was imposing a fifteen day moratorium on all of its activities in an attempt to protect the value of that business. As of such date RCM was the Fund s acting foreign currency broker, and the fund had approximately 20% (approximately $7,500,000) of its total assets on deposit in the accounts at that firm, which amount became frozen at that time.

On October 17, 2005, RI and certain subsidiaries (including
RCM) filed for bankruptcy protection in the State of New York. Although RL was not involved in this filing, the Fund nevertheless terminated RL as its futures clearing broker and RCM as its foreign currency broker and replaced them with Calyon Financial, Inc. (CFI) and Calyon Financial, SNC, (CFS), respectively.

Effective October 31, 2005 The Partnership created Classes AA and II of shares and transferred to such classes the value of Partnership assets held in RCM as of October 17, 2005 together with a reserve for the estimated expenses of collection and related matters. The amount of such assets which will become available to the Partnership, if any, is dependent on several matters associated with the bankruptcy of RCM. Depending on the disposition of these matters, the final net asset value may differ materially from the preliminary amounts which the Partnership has published since October 31, 2005. Until the final net asset value can be determined, redemptions and certain fees will be calculated and paid on a preliminary basis using the net asset value of Class A and Class I units only, thus excluding the assets held by RCM and the reserve established in connection with the RCM legal proceedings. The Fund described the foregoing events in more detail in a general letter to Limited Partners October 20, 2005 (the Letter ). The Letter appears as an attachment to a filing on Form 8-K by the Fund on October 21, 2005. Both the substance of the Form 8-K and its attached letter exhibit have been incorporated into this Form 10-K by reference.

Mr. Lamoureux was appointed by the U.S. Trustee s Office as a member of the Official Committee of Unsecured Creditors in the Refco bankruptcy on October 28,2005.

Refco, Inc. filed a plan under Chapter 11 (the Plan ) and a Disclosure Document with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court, and became effective December 26, 2006. Based on the estimated recovery amounts contained in the schedules of the Plan and Disclosure Document the General Partner as of October 31, 2006 (but effective September 30, 2006) reduced the value of the Class AA and Class II assets to 40% of the amounts at which such assets held at Refco were valued as of October 17, 2005. In accordance with Generally Accepted Accounting Principles and in particular rule FAS 5-3 paragraph 105, the write down was taken at September 30, 2006. As of October 17, 2005 the assets were valued at $7,482,332. The adjustment is $4,489,399 with a remaining asset balance of $2,992,933.This write down is only an estimate and was reflected in the statement of operations at September 30, 2006. Everest has not included litigation recoveries, if any, in the write down, because the success of such actions cannot be estimated at this time. No assurances can be made that there will be any further recoveries for Everest from these efforts.

The write down amount was determined after the issuance of Everest s September 30, 2006 investor account statements, and therefore the October investor statements that were issued in November reflected the revised Net Asset Values for September 30, 2006.

The Fund described the foregoing events in more detail in a general letter that appears as an attachment to a filing on Form 8-K by the Fund on November 6, 2006 The Form 8-K has been incorporated into this Form 10-K by reference.


On December 28, 2006, The Everest Fund, L.P. received the first in a series of anticipated distributions in the Refco matter. Of the approximately $7,500,000 that became inaccessible in October 2005, the Fund has received $1,365,525.51. That represents an amount equal to approximately 18% of the frozen assets. The December 2006 statement reflected a prorata decrease in the number of AA and II shares, and a corresponding increase in the A units or I units to reflect their pro rata share of the distribution for investors who have been in the Fund since October 12, 2005. For investors who were in the Fund on October 12, 2005 and have since redeemed, the Partnership redeemed a portion of their AA and II shares effective December 31,2006 and sent out checks for their pro rata share of the distribution in January 2007. These changes do not apply to those who have come into the Fund after October 2005.

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

The General Partner, to the exclusion of the limited partners of the Partnership (the "Limited Partners"), manages and conducts the business of the Partnership. Thus the General Partner (i) selects and monitors the independent commodity trading advisor(s) and the Commodity Broker; (ii) allocates and/or reallocates assets of the Partnership to or from JWH and/or the advisor(s); (iii) determines if an advisor or commodity broker should be removed or replaced; (iv) negotiates management fees, incentive fees and brokerage commissions; (v) determines its own compensation with respect to management and administrative fees; and (vi) performs such other services as the Partnership may from time to time request, except that all trading decisions are made by JWH and not the General Partner. In addition, the General Partner selects the commodity broker(s) that will clear trades for the advisor(s). Calyon Financial, Inc. currently acts as Everest s commodity broker and Calyon Financial, SNC, an affiliate of Calyon Financial Inc., acts as Everest s currency dealer.


The General Partner is responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other federal or state agencies having jurisdiction over the Partnership s operations; calculation of the Net Asset Value (meaning the total assets less total liabilities of the Partnership {for a more precise definition, see the Exhibit "Form 10 - General Form for Registration of Securities" incorporated by reference hereto}) and directing payment of the management and incentive fees payable to JWH or the advisor(s)under an advisory agreement(s) entered into with the commodity trading advisor(s).


Effective November 2003, the General Partner charges the Partnership a monthly management fee equal to 0.50% of the Partnership s Class A beginning-of-month net asset value. From May 2002 through October 2003, the General Partner charged the Partnership a monthly management fee of either 0.5104% or 0.5156%, depending on the total amount which the Partnership had allocated to trading, including notional funding. Prior to May 2002, the General Partner charged the Partnership a monthly management fee equal to 0.5052% of the Partnership beginning-of-month net asset value, as defined. Prior to September 1, 2001, the monthly management fee was 0.5%. The General Partner pays a portion of its fees for actual commission charges to its Clearing Broker.

Effective June 2004, the General Partner charges the Partnership a monthly management fee equal to 0.229% of the Partnership s Class I beginning-of-month net asset value. From this amount the General Partner deducts the round turn trading costs and related exchange fees (between $5.80 to $10.70 per round turn trade on domestic exchanges, and higher for foreign exchanges ) and pays the selling agents and certain other parties, if any, up to 50% of the fee retained by the General Partner.

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

Everest pays John W. Henry & Company, Inc., its current commodity trading advisor, a monthly management fee equal to 0.167% (approximately 2% annually) of Everest s month-end Allocated Assets, as defined, and a quarterly incentive fee equal to 20% of Everest s trading profits allocable to its trading exclusive of interest income on Allocated Assets, as defined. The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by Everest.

MLM received a monthly management fee of 0.0625% (0.75% annually) of the Partnership s month-end allocated assets as defined. As MLM used the MLM Index-Unleveraged, they did not receive an incentive fee. Effective February 2003, the management fee was reduced to 0.04167% (0.50% annually).

Trilogy received a monthly management fee equal to 0.075% (approximately 0.90% annually) of Everest s month-end allocated assets, as defined. Trilogy did not receive an incentive fee.
The Commodity Broker has agreed to pay Everest interest on 95% of Everest assets (including open trade equity) deposited with it during a month at the average of 91-day U.S. Treasury Bills purchased by the Commodity Broker during each month. The Commodity Broker will retain all excess interest, if any, earned on the Everest assets, above the amount of interest paid to Everest. The interest rate to be paid by the Commodity Broker to Everest is a negotiated rate which has been negotiated between the Commodity Broker and the General Partner. The actual interest income on Everest's assets earned by the Commodity Broker may be greater than or less than the negotiated rate to be paid by the Commodity Broker to Everest. The Commodity Broker will also be responsible for execution and clearance of futures contracts (and possibly certain other Commodity Interests).

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 1% of the Net Asset Value of Class I Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The General Partner may pay up to 100% of the funds it receives to the selling agents as additional selling commission. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will be approximately $80,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. With respect to Class AA and II, extraordinary expenses paid or accrued were $$25,260, exclusive of the write-off of bad debt from RCM for the year ended 12/31/06. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 2002-2006 can be found in the table in
Item 6 below.

The Partnership has no Employees.  As of December 31, 2006,
the General Partner had   3   employees. Further, the General
Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to Capital Management Partners, Inc. (Capital). Capital is a CFTC-regulated introducing broker, and an NFA member. Capital is also registered with the National Association of Securities Dealers (NASD) as a broker dealer. As of December 31, 2006 Capital had 11 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of this limited partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership's business, as of December 31, 2006 is set forth under Items 6 and 7 herein.

For a description of commodity trading and its regulation, see the Prospectus filed on Form S-18 and the Confidential Private
Placement Memorandum filed as part of the Form 10 and included in the exhibits hereto.

The Current Offering

On July 1, 1995 the Partnership reopened for investment as a Regulation D, Rule 506 private placement offering an unlimited amount of limited partnership interests. On September 19, 1996 the Commission accepted a Form 10 - General Form for Registration of Securities submitted by the Partnership thereby making the Partnership a public reporting private placement offering. It also qualified the Partnership as a "publicly offered security" as defined in the Employee Retirement Income Security Act of 1974 (ERISA) rules permitting it to accept investment of an unlimited amount of plan assets as defined in ERISA. Hitherto, as a private placement the Partnership could accept ERISA plan assets representing no more than 25% of the total investment in the Partnership. The limited partnership interests are offered by the Selling Agent and additional selling agents with a Class A minimum subscription amount of $25,000. (The Class A minimum subscription amount for employee benefit plans and individual retirement accounts is $10,000). Class I minimum subscription amount is $1,000,000, subject to the discretion of the General Partner to accept subscriptions of lesser amounts.

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
GENERAL

      Trading in Commodity Interests Is Speculative. Commodity interest prices are highly volatile. Price movements for futures contracts, for example, which may fluctuate substantially during a short period of time, are influenced by numerous factors that affect the commodities markets, including, but not limited to: changing supply and demand relationships, government programs and policies, national and international political and economic events, and changes in interest rates. See, Risk Factors -- Commodity Interests Trading May Be Illiquid.

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

      The Partnership s Trading Account Will Be Leveraged. The use of notional funds by the Partnership in its trading account with JWH will result in increased trading leverage.
The Fund is currently trading approximately $1.08 for every $1.00 in Class A and Class I, combined. The general partner may, in its sole discretion, periodically adjust the size of the trading account with JWH by increasing or decreasing the cash, other assets or notional funds allocated to it (and thus the amount by which the Partnership s assets are leveraged). Because the trading account will be leveraged, (i) the Partnership will incur greater risk since the Partnership may experience greater losses, as measured by a percentage of assets actually allocated to JWH, due to the notional funds component; (ii) the Partnership s returns may experience greater volatility compared to the returns which the Partnership would have achieved on a non-leveraged basis; and
(iii) the Partnership may receive more frequent and larger margin calls.

      Commodity Interests Trading May Be Illiquid. Most U.S. commodity futures exchanges impose daily limits regulating the maximum amount above or below the previous day s settlement price which a futures contract price may fluctuate during a single day. During a single trading day no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased to the limit point, it may be difficult, costly or impossible to liquidate a position. Futures prices in particular contracts have occasionally moved the daily limit for several consecutive days with little or no trading. If this occurs, the Partnership might be prevented from promptly liquidating unfavorable positions, which could result in substantial losses. Those losses could significantly exceed the margin initially committed to the trades involved. In addition, even if prices have not moved the daily limit or there are no limits for the contracts traded, trades might not be able to be executed at favorable prices if little trading in the contracts is taking place. It is also possible that an exchange or the Commodity Futures Trading Commission (CFTC) may suspend trading in a particular contract, order immediate settlement of a contract, or order the liquidation of open positions only.

      Exchange for Physical. JWH may make use of a trading technique referred to as exchange for physical in which a cash or spot market position (which may be a forward contract) is exchanged, often outside of regular trading hours, for a comparable futures position. The CFTC has released a study of the exchange for physical market that recommended that a number of new regulatory restrictions be applied to it. If these recommendations or restrictions are adopted, the ability of JWH to use this market may be curtailed.

      Trading Decisions Based on Technical Analysis. JWH uses trading programs that employ technical factors in identifying price moves. The success of technical analysis depends upon the occurrence in the future of price movements. Technical systems will not be profitable, and may in fact produce losses, if there are no market moves of the kind the system seeks to follow. Any factor that would make it more difficult to execute the trades identified, such as a reduction of liquidity, also would reduce profitability.
There is no assurance that the trading systems of JWH will generate profits under all or any market conditions.

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

      No Assurance of JWH S Continued Services. JWH has exclusive responsibility for trading commodity interests allocated to it. JWH is dependent on the services of certain key persons. The loss of the services of such persons would make it difficult or impossible for JWH to continue to provide services to the Partnership. In addition, the advisory contract between the Partnership and JWH may be terminated by either party on sixty (60) days written notice.

      Changes in Trading Strategies. The trading strategies of most trading advisors are continually developing. JWH is free to make any changes in trading strategies. Changes in commodity interests traded or leverage used are not considered changes in trading strategy.

      Possible Effects of Speculative Position Limits. The CFTC and U.S. exchanges have established speculative position limits. These limits control the number of net long or net short speculative futures or options (on futures) positions any person may hold or control in futures or options contracts traded on U.S. exchanges. JWH controls the commodity trading of other accounts. All positions and accounts owned or controlled by JWH and its principals are combined with the Partnership s positions established by JWH for position limit purposes. In order to avoid exceeding position limits, it is possible that JWH will have to modify its trading instructions, and that positions held by the Partnership will have to be liquidated. That could have a negative effect on the operations of the Partnership and its profitability. See, Risk Factors Increase in Amount of Funds Managed. In addition, all commodity accounts of the General Partner and its affiliates may also be combined with the Partnership for position limit purposes.

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

      Horizon Cash Management, L.L.C. A substantial portion of the Partnership s assets is held in an omnibus custody account on behalf of the Partnership at The Northern Trust Company in the name of the Partnership. The Partnership has entered into an advisory contract with Horizon pursuant to which Horizon manages such assets in an attempt to maximize their yield through investment in various short-term interest bearing instruments including U.S. Treasury Securities, U.S.
Government Agencies Securities, Bankers Acceptances, Certificates of Deposit, Time Deposits, Commercial Paper, Loan Participation Notes and Repurchase Agreements U.S. Treasury
Securities and U.S. Government Agencies   Securities. As a
result, the Partnership s assets managed by Horizon are subject to potential loss resulting from interest rate fluctuations and default.
JWH PROGRAMS

      Effects of Trading Multiple Investment Programs. JWH makes trading decisions for each of its investment programs independently of trading decisions for the other JWH investment programs. Because the CSAP Program which JWH employs in trading the Partnership s assets uses multiple JWH investment programs, it could hold opposite positions in the same or similar contracts at or about the same time or during the same period of time, with no net change in holdings.

In addition, due to similarities among JWH s investment programs, the potential diversification benefits of trading CSAP may be less than would be the case with multiple trading programs offered by independent managers. The Partnership loses risk control benefits of market diversification during these periods when an investment program s positions are concentrated in a limited number of markets.

      The CSAP Program Is Discretionary. CSAP employs discretionary, judgmental asset allocation decisions among the JWH investment programs and currency trading models. The investment programs and models themselves are primarily technical and systematic in character. Since CSAP s discretion relates to allocations, not trading, reliance on judgment and discretion may, over time, produce less consistent results than implementing a systematic allocation approach. JWH has more experience implementing systematic methodologies as opposed to discretionary strategies. The Partnership may incur losses due to JWH's relative inexperience in implementing this discretionary strategy.

      The CSAP Program May Under Perform Individual Programs. Even if individual JWH investment programs are successful, there can be no assurance that CSAP will be successful. The active allocation among the investment programs makes it possible for the program to incur losses even during periods in which a number of the individual investment programs are profitable.
      Mandatory Closing Out of Offsetting Positions. CFTC rules require offsetting positions taken by JWH for clients be closed out. This means that positions taken pursuant to different investment programs included in CSAP must be closed out, even though the positions are taken in different investment programs. JWH does not believe that the requirement of liquidating offsetting positions for CSAP by the different investment programs will, at this point, impede the operation of CSAP. It is possible under certain circumstances that the requirement to close out offsetting positions could adversely affect the performance of the
Partnership   s account.

Swap Transactions. JWH may periodically enter into transactions which are characterized as swap transactions and which may involve interest rates, currencies, securities interests, commodities, and other items. Swap contracts are not traded on exchanges and are not regulated by the CFTC. Swap transactions are individually negotiated, non-standardized agreements between two parties to exchange cash flows measured by different interest rates, exchange rates or prices, with payments calculated by reference to a principal amount or quantity. As a result, the Partnership will not receive the protection afforded by the Commodity Exchange Act in connection with this trading activity by JWH. The absence of regulation could expose the Partnership to significant losses in the event of trading abuses or financial failure by participants in the swap markets. JWH has not previously traded swaps and has no experience in that market. Transactions in these markets also present certain risks similar to those in the futures, forward and options markets. Only the accounts of eligible swap participants as defined in Part 35 of CFTC Regulations, may engage in swaps.

Options Transactions.   JWH may engage in the trading of
options (both puts and calls) on futures on behalf of the Partnership. The value of an option depends largely upon the likelihood of favorable price movements in the underlying futures contract in relationship to the exercise (or strike) price during the life of the option. Therefore many of the risks applicable to trading the underlying futures contract are also applicable to options trading. In addition, there are a number of other risks associated with the trading of options. For example, the purchaser of an option runs the risk of loss of his/her entire investment (the premium he pays). Similarly, the uncovered writer of an option is subject to an adverse price movement in the underlying futures position, any such movement may exceed the premium income from the option transaction. Spread positions using options are subject to the same risks involved in the purchase and writing of options. In addition, in the event the Partnership were to write uncovered options as one part of a spread position and such option were exercised by the purchasing party, the Partnership would be required to purchase and deliver the underlying futures contract in accordance with the terms of the option. Finally, an options trader runs the risk of market illiquidity preventing offsetting positions for any particular option. (See Commodity Trading May Be Illiquid above.)

	Business Interruption Risk. During both 2004 and 2005, the operations of JWH at its Boca Raton, Florida, offices were disrupted by hurricanes which required recovery periods to re-establish communications and other utilities. JWH continued its trading operations during those periods without interruption from back up locations. Any future business interruption events, whether weather-related or otherwise, that affect the south Florida area could similarly disrupt the trading operations of JWH, despite the back up precautions it has established. JWH has a business continuity plan, but it cannot guarantee that business interruption events will not have an impact on its operations.

Electronic Trading and Order Routing Systems. JWH may from time to time trade on electronic trading and order routing systems, which differ from traditional open outcry pit trading
and manual order routing methods.   Transactions using an
electronic system are subject to the rules and regulations of the exchanges offering the system or listing the contract. Characteristics of electronic trading and order routing systems vary widely among the different electronic systems with respect to order matching procedures, opening and closing procedures and prices, error trade policies and trading limitations or requirements. There are also differences regarding qualifications for access and grounds for termination and limitations on the types of orders that may be entered into the system. Each of these matters may present different risk factors with respect to the trading on or using a particular system. Each system may also present risks related to system access, varying response times and security. In the case of internet-based systems, there may be additional risks related to service providers and the receipt and monitoring of electronic mail.

	Trading through an electronic trading or order routing system is also subject to risks associated with system or component failure. In the event of system or component failure, it is possible that for a certain time period, it might not be possible to enter new orders, execute existing orders or modify or cancel orders that were previously entered. System or component failure may also result in loss of orders or order priority. Some contracts offered on an electronic trading system may be traded electronically and through open outcry during the same trading hours. Exchanges offering an electronic trading or order routing system and listing the contract may have adopted rules to limit their liability, the liability of futures brokers and software and communication system vendors and the amount that may be collected for system failures and delays. These limitation of liability provisions vary among the exchanges.

	Reliance on Timely and Accurate Market Data. JWH s ability to detect market trends and trade them profitably depends on its access to timely and accurate market price data throughout the trend identification and trading processes. If price data is not available or is delayed, JWH would be unable to trade for client accounts until reliable data sources have been restored. Data reconciliation procedures are applied each day to confirm accurate price quotations, and on the subsequent day prices that were employed in the JWH systems are re-reconciled in an attempt to identify changes from previously posted prices. JWH s traders are required to confirm a price from multiple sources before executing a trade, and, during volatile market conditions, traders request confirmation of high and low prices from the floor before placing a trade. Inaccurate information may be generated by a data vendor, or an exchange may transmit inaccurate prices that a vendor then distributes to JWH, but which are later cancelled or amended by the exchange. In addition, JWH may obtain from third parties, such as clearing firms, information about price or about contract specifications and changes to them. Inaccurate price information may cause JWH to enter or close trades that it would not otherwise have entered or closed, to trade or fail to trade at times that would have been indicated by accurate data, or to be completely unable to place a trade. Communications or technical failure may also cause an electronic trading tool to fail, which could cause JWH to fail to act when a trading stop is reached. As a result of such potential data problems, client accounts may be unable to exit positions or miss the opportunity to establish new positions. JWH receives price data electronically. Data providers typically make no representations or warranties about the accuracy or timeliness of the data they provide, and assume no financial liability for lost profits, trading losses or other consequential damages. Data providers also disclaim any responsibility for events of force majeure, as well as for actions (or inaction) of third party information, hardware and software providers, and for interruption of means of
communication. Because all of the data required for JWH   s
trading is provided from third parties, JWH, cannot, despite its employment of the precautions described above, make any assurances that its efforts will detect erroneous or incomplete data, or prevent client accounts from incurring losses or missing profit opportunities.

PARTNERSHIP ISSUES

      Substantial Charges to Partnership. The Partnership pays substantial fees and charges and has substantial operating costs. As a result, it must make substantial profits for your units to increase in value. These include an incentive fee to JWH that is based on, among other things, unrealized appreciation in open commodity interest positions. The incentive fee is paid (and retained by JWH) even if that
portion of the Partnership   s assets traded by it experience
subsequent losses or the appreciation is never realized. It is therefore possible that the Partnership may pay an incentive fee in years in which the Partnership breaks even or experiences losses.

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

      There Is No Intrinsic Value to the Partnership   s
Investments. The Partnership must be profitable for it to provide beneficial diversification to a limited partner s portfolio. Trading in commodity interests is a zero-sum activity in which for every gain there is an equal and offsetting loss (disregarding transaction costs). This differs from a typical securities investment, in which there is an expectation of consistent yields (in the case of bonds) or participation over time in general economic growth (in the case of stocks). The Partnership could lose money while stock and bond prices rise. Stocks and bonds (except penny stocks) generally have some intrinsic value. Limited partners generally can realize some value for their stocks or bonds even if they sell in a down market. In trading commodity interests, on the other hand, investors risk losing all of their investment if prices move against them. In general, performance statistics do not reflect the different risk profiles or tax treatment of traditional and managed commodity interest investments. See, Risk Factors Limited Partners Will Be Taxed on Profits whether or Not Distributed or Realized.

      Fund Trading Is Not Transparent. JWH Advisor makes all of the trading decisions for the portion of the Partnership s assets allocated to it. While the General Partner receives daily trade confirmations from the commodity broker, only the monthly performance of the Partnership is reported to limited partners. Accordingly, an investment in the Partnership does not offer limited partners the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers.

      Non-Correlated, Not Negatively Correlated, Performance Objective. Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand (as opposed to negative correlation, where the performance would be exactly opposite between two asset classes). Because of this non-correlation, the Partnership cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and
offsetting loss.  If the Partnership   s investments do not
perform in a manner non-correlated with the general financial markets, or do not perform successfully, limited partners will obtain no diversification benefits by investing in the units and the Partnership may have no gains to offset their losses from other investments.

      Limited Partners Will Not Participate in Management. Limited Partners will not participate in the management of the Partnership. Under principles of limited partnership law,
limited partners   participation in the Partnership  s
management could result in unlimited liability for them. The limited partnership agreement provides that certain actions may be taken, or approved, by the vote of limited partners owning more than 50% of the units, but their role in the Partnership is passive and the profitability of their investment depends entirely on the efforts of others.

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

      Automatic Trading Suspension. Limited Partners should buy units only if you are looking for a long-term investment. If the net asset value per unit declines as of the close of business on any day to a trading suspension level (50% of the highest prior month-end net asset value per unit, after adjustment for prior distributions), the Partnership will liquidate its open positions and notify limited partners. The Partnership cannot assure limited partners that it can liquidate its investments without incurring substantial additional losses or that limited partner will receive any specific value for the units they own. See, Risk Factors Commodity Interest Trading May Be Illiquid.

      Counterparty Creditworthiness -- U.S. Markets. Commodity exchanges provide centralized market facilities for trading in futures contracts relating to specified commodities. Each of the commodity exchanges in the United States has an associated clearinghouse. Once trades made between members of an exchange have been confirmed, the clearing house becomes substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member firm party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the guarantee of performance under open positions provided by the clearing house does not run to customers. If a customer s commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker s obligations to such customer, the customer in question may not receive all amounts owing to such customer in respect of his or her trading, despite the clearing house fully discharging all of its obligations.

      A substantial portion of the Partnership s assets are held in a custodial account and managed by Horizon. Failure of this firm might result in losses to the Partnership.

FOREIGN INSTRUMENTS

      Counterparty Creditworthiness -- Non-U.S. Markets. JWH may trade commodity interests on foreign exchanges and in the over-the-counter markets. Unlike U.S. exchange traded futures contracts where the exchange clearing corporation acts as the counterparty to each customer transaction, the over-the-counter markets and some foreign markets are principals markets. This means that the performance of the contract is the responsibility only of the individual firm or member on the other side of the trade and not of any exchange or clearing corporation. In those transactions, the Partnership will be subject to the risk of the inability of, or refusal by, the counterparty to perform.

      Trading on Foreign Exchanges and Currency Exchange Rate Fluctuations. Neither existing CFTC regulations nor regulations of any other U.S. governmental agency apply to transactions on foreign markets. If a foreign clearinghouse default or bankruptcy occurs, the Partnership s rights and responsibilities are likely to differ from those existing on U.S. exchanges. The Partnership is at risk for fluctuations in the exchange rate between the currencies in which the commodity interest is traded and U.S. dollars. It also is possible that in the future, U.S. or foreign governments could impose exchange controls. There is no restriction on how much of the Partnership s trading can be conducted on foreign markets. The Partnership may pay brokerage commissions in foreign currencies. If the exchange rate of those currencies and the U.S. dollar fluctuates, the commission rate paid for those trades might increase (decrease).

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

      The CFTC is studying questions about the regulation of off-exchange instruments such as forward contracts. A number of the major U.S. commodity exchanges have also expressed concerns about these instruments. The CFTC has indicated that it would regard marketing of forward contracts on a retail basis to the U.S. public at large as a violation of the CEAct. The CFTC might, in the future, prohibit the Partnership from trading in the forward markets.
TAX AND REGULATORY ISSUES

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

      Unrelated Business Taxable Income (UBTI) for Employee Benefit Plans. If the Partnership were a publicly-traded partnership and limited partners are a tax-exempt entity, or if they are a tax-exempt entity and debt finance their investment, their share of gross income less Partnership deductions is treated as UBTI, and subject to tax. The General Partner does not believe that the Partnership is publicly-traded for this purpose. However, if it were decided that the Partnership is publicly-traded, it may not be an appropriate investment for employee benefit plans, including individual retirement accounts (IRAs). In addition, if investing in commodity interests results in UBTI, each partner that is a tax-exempt entity would take into account its share of the Partnership s UBTI and the deductions attributable to that income (including a $1,000 deduction against UBTI which is generally available to all tax-exempt entities) in computing its tax liability. Benefit plan investors should consult with their own legal and financial advisers about the tax consequences of plan investments in the Partnership.

      Limited Partners Will Be Taxed on Profits whether or Not Distributed or Realized. The Partnership is not required, and the General Partner does not intend, to distribute profits.
If the Partnership has taxable income for a fiscal year, the income will be taxable to them based on their distributive share of Partnership profit even if no profits have been distributed. As a result, limited partners might owe taxes on undistributed profits. It is also possible that those profits could be lost by the Partnership after the end of its fiscal year, so that limited partners might never receive the profits on which they are taxed. However, they may redeem units to pay taxes, but this would result in a reduction in their interest in the Partnership s future profits (if any).

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

      Failure of Commodity Brokerage Firms. Futures commission merchants must maintain the Partnership s assets in a segregated account. If CFI becomes bankrupt, the Partnership could lose money. In addition, even if CFI adequately segregates the assets of the Partnership, the Partnership may be able to recover only a pro rata share of the property available for distribution to all of CFI s customers.

       Forex Trading Counterparty Creditworthiness. The Partnership will enter into an agreement with CFS which will result in CFS acting as the counter-party to the Partnership s foreign currency transactions. That is, CFS will be the seller of all forex instruments purchased by the Partnership and the buyer of all forex instruments sold by the Partnership. CFS s financial benefit from entering into these transactions with the Partnership is derived from its ability to participate in the foreign exchange interbank markets, which are only available to large institutional investors.
CFS s compensation will be derived from a mark-up on the bid/ask spread price quoted to the Partnership on each transaction, and CFS s ability to offset these transactions in the foreign exchange interbank market. In the event that CFS is unable to successfully participate in this market, the ability of CFS to enter into transactions with the Partnership may be interrupted. In addition, CFS has entered into similar agreements with other persons, and thus acts as the counter-party in transactions effected by these other persons.
Because CFS acts as counter-party in these transactions, the Partnership is subject to the additional risk that CFS will be unable to fulfill its obligations to the Partnership.
Moreover, in the event of a bankruptcy of CFS, the Partnership may be unable to recover assets held at CFS, even if such assets are directly traceable to the Partnership. In the event of CFS's bankruptcy, there is no equivalent of the Securities Investors Protection Corporation insurance as applicable in the case of securities broker dealers' bankruptcies.

      A substantial portion of the Partnership s assets are held in a custodial account and managed by Horizon. Failure of this firm might result in losses to the Partnership.

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

      Risk that Units Will Not Be Considered "Publicly-Offered Securities" under the Employee Retirement Income Security Act of 1974 (ERISA). Everest believes that it is reasonable to take the position that the units qualify as publicly-offered securities under Title I of ERISA, and that the underlying assets of the Partnership will therefore not be considered for any purposes of ERISA or Section 4975 of the Code to be assets of employee benefit plans and IRAs that purchase units. However, this position is not binding on the Department of Labor (DOL) and, therefore, there is no certainty that the units qualify. If the units are determined not to qualify as such publicly-offered securities, The General Partner intends to redeem units held by certain limited partners that are employee benefit plans or IRAs to the extent necessary to prevent the underlying assets of the Partnership from thereafter being considered for purposes of Title I of ERISA or Section 4975 of the Code to be assets of such employee benefit plans or IRAs. However, for any period that the underlying assets of the Partnership are considered to be assets of employee benefit plans or IRAs, the provisions of Title I of ERISA and Section 4975 of the Code would apply to the operation of the Partnership and could adversely affect the Partnership s investments and activities.

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

Until a final resolution is reached, the parties have agreed that the management fees otherwise payable to Trilogy under its advisory contract would be applied as a credit to offset the losses. The offset is not in settlement, partial settlement, or indemnification of any kind and is without prejudice to any rights or claims by either side. Beginning in November 2000, and until approximately July 1, 2001, at which time Trilogy was terminated, all of the management fees that would otherwise be paid to Trilogy were deposited into a separate account for the benefit of those limited partners that were limited partners on November 1, 2000 and to cover the expenses associated with the collection of the losses. The separate account is not included in the financial statements of the Partnership. After its termination, Trilogy demanded that such fees be returned to it. The General Partner rejected Trilogy s demand and is assessing its options for collection.

A demand for arbitration was filed with the NFA on October 3, 2002. Trilogy has responded to the demand for arbitration and has counterclaimed for the amount of $130,210, together with attorney s fees, interest and costs of suit. That figure represents the amount of management fees, otherwise payable to Trilogy under its advisory contract, that both parties agreed would be held as a credit to the Partnership to offset the losses. The General Partner has a letter to that effect which was signed by the president of Trilogy on January 29, 2001.

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

        (b) As of December 31, 2006, there were 7,712.69 Class A Units held by Limited Partners. There were 932.14 Class I Units held by Limited Partners and 0 units held by the General partner. There were 1,786.21 Class AA Units and
193.97 Class II Units held by Limited partners. A total of 3,139.34 Units were redeemed by Class A Limited Partners during 2006. During this same period, there were 246.40 Units redeemed by Class I Limited Partners, 460.17 units redeemed by Class AA Limited Partners and 36.73 units redeemed by Class II Limited Partners. Additionally, there were 762.22 Units transferred from Class AA to A and 96.01 Units transferred from Class II to I. The Seventh Amended and Restated Agreement of Limited Partnership for the Partnership contains a full description of redemption and distribution procedures.


(c) To date no distributions have been made from the Class A or Class I units to partners of the Partnership.


The Agreement of Limited Partnership does not provide for regular or periodic cash distributions, but gives the General Partner sole discretion in determining what distributions, if any, the Partnership will make to its partners. The General Partner has not declared any such distributions to date, and does not currently intend to declare any such distributions.


Item 6.	Selected Financial Data

                              2002      2003      2004      2005      2006
                            -------   -------   -------   -------   --------
                                (In thousands, except amounts per Unit)
1. Operating Revenues  *    $14,528   $ 8,24   $ 5,098   $    165    $ -1,117
2. Income (Loss) from
   Continuing Operations      8,454    4,846     2,466     -2,302      -7,206
3. Income (Loss)
   Per Unit: A Shares        405.48   184.01    175.60    -193.95     -321.57
             I Shares                           365.10    -122.38     -270.57
            AA Shares                                       -7.77   -1,396.40
            II Shares                                                   -8.08
4. Total Assets              43,174   34,590    37,126     33,192      19,769
5. Long Term Obligations          0         0         0         0          0
6. Cash Dividend per Unit         0         0         0         0          0

* Certain prior year amounts have beenreclassified to confirm to the current year presentation.





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

For the year ended December 31, 2006, Limited Partners redeemed a total of
3139.34 Class A Units for $6,866,488. Limited Partners redeemed a total of 246.40 Class I Units for $554,414. Limited Partners redeemed a total of 460.17 Class AA Units for $461,886 and Limited Partners redeemed a total of 36.73 units for $38,343. Additionally, there were 762.22 Units representing $765,050 transferred from Class AA to Class A and 96.01 Units representing $100,236 transferred from Class II to Class I.


For the year ended December 31, 2005, Limited Partners redeemed a total of 2,722.22 Class A Units for $6,248,050 and transferred 337.06 Units worth $786,719 from Class A to Class
I. The General Partner redeemed a total of 12.32 Class I Units for $27,328 and Limited Partners redeemed a total of
117.93 Class I Units for $252,522. Additionally, there were 3,008.60 Units transferred from Class A to Class AA and
326.71 Units transferred from Class I to Class II.


During 2006, investors purchased 573.14 Class A Units for
1,239,000. 32.17 Class I Units were purchased by Limited
Partners for $75,000.

The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions. As of December 31,2006, the Partnership had $2,402,303 on deposit at CFS.


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



Results of Operations


Calendar Year 2006

At December 31, 2006 the Partnership had approximately $14.8 million in Class A assets and approximately $1.9 million in Class I assets. The JWH allocation was approximately $18.0 million which includes $ 1.3 million of notional funding.

The Partnership recorded a loss of $7,206,352 or $321.07 per Class A unit, for the year 2006. That represents a loss of 14.35% for the year. The Partnership recorded a loss of $270.57 per Class I Unit, which represents a loss of 11.56% for the year.

First Quarter 2006

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

Class A Units were negative 5.91% in February 2006 resulting in a Net Asset Value per unit of $2,048.72 as of February 28, 2006.

Class I Units were negative 5.65% resulting in a Net Asset
Value of $2,155.24 as of February 28, 2006.

The Fund's performance was negative for the month as listless markets continued to hamper the Fund's long-term trend following approach. The majority of the losses were realized in the currency sector. Currency markets gyrated over speculation surrounding potential global interest rate moves. The energy sector incurred losses on concerns over geopolitical events. While the market continued to be apprehensive over the situation in Iran and Iraq, attacks in Nigeria and Saudi Arabia added to the market's trepidation. Limiting losses in this sector was natural gas, as prices fell to their lowest level in almost nine months. The metals sector was also negative for the month as volatility hurt performance. Global Stock indices did not perform well for the month as Asian stocks posted their first monthly decline since October 2005 and the Nasdaq dropped 1.1 percent. Market instability was also a factor in the indices sector as U.S. stocks suffered their biggest loss in five weeks on the last day of trading in February. The interest rate sector was slightly positive for the month as performance in various markets counterbalanced each other. Performance in the agriculture sector was slightly negative for the month as trading in N.Y coffee and N.Y. sugar hindered returns, while trading in CBOT wheat limited losses.

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


Second Quarter 2006

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

Update on the RCM recovery efforts

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

The combined losses in the currency and interest rate sectors drove the Fund's negative performance. Comments from the Federal Reserve combined with stronger than expected economic data caused speculation that the Federal Reserve might raise interest rates 50 basis points instead of previously expected 25 at the June 29th meeting. The possibility of a larger than expected interest rate move sent the U.S. dollar and U.S. treasury yields higher. However, the markets reversed themselves upon the announcement that the Federal Reserve had raised rates by 25 basis points, and signaled to the markets that they have possibly reached the end of the rate hiking cycle. The resulting increase in uncertainty and speculation led to volatility in the markets and caused several reversals making it difficult for our disciplined systematic investment style to capitalize on longer-term trends. As always, then Fund stands ready to potentially take advantage from any continuing or new trends that may emerge.

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

Third Quarter 2006

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
provides for a schedule of payments to be made from the assets on hand at RCM, and it provides a formula for sharing the anticipated intercompany receivables and finally the third party recoveries. Everest is still hopeful for an initial distribution of the assets on hand by the end of the 4th quarter of this year, but many things may impact that time frame.

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

Update on the RCM recovery efforts

There has been a substantial development in the Refco case. After weeks of intensive efforts, on September 14, 2006 Refco, Inc. and all of its subsidiaries and affiliates who are the Debtors, filed a plan of Chapter 11 ( the Plan ) and a Disclosure Document with the bankruptcy Court. The Plan has the support of the Creditor Committees, the Debtors, the RCM Trustee and has signatures of a 'supermajority' of creditors at the RCM level.A hearing for approval of the Disclosure Statement is scheduled for October 16, 2006, at which time any objections will be heard. It cannot be determined in advance whether any objections will become an obstacle, or whether the Court will approve the Plan. If it moves forward, the Plan is slated to be confirmed by the Court on or before December 15, 2006, and it should become effective on or before December 31, 2006 (Effective Date). Although I am hopeful that getting distributions will be an expedited process, we do not yet have a timetable for distributions to be made. One thing that could impact the timeliness of distributions is that the processing of claims and the objections to claims have not been completed. To the extent that the process continues beyond the Effective Date, it could either delay distributions or cause distributions to be diluted due to the need to reserve amounts equal to any disputed claims.

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

It is Everest   s belief that the Court will approve the Plan or
a plan that is close to the current draft. We remain available to answer any questions that you may have.

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


Fourth Quarter 2006

The Partnership recorded a loss of $1,267,541 or $ 146.82 per Unit of Class A Units ($140.68 for Class I Units), $3.03 for Class AA Units and $ 3.15 for Class II Units) for the fiscal quarter ended December 31, 2006. This compares to a loss of $1,634,747 or $138.06 per Class A Unit for the fiscal quarter ending December 31, 2005, ($123.35 for Class I Units). The quarter ended December 31, 2006 showed a loss of 7.11% (total return) for the Class A Units of the fund; a loss of 6.36%
(total return) for the Class I Units, and    0.01% for Class
AA and II Units.

Class A Units were a negative 5.53% in October 2006 resulting in a Net Asset Value of $1,949.77.

Class I Units were a negative 5.27% resulting in a Net Asset
Value of $2095.25 as of October 31, 2006.

The Fund s performance was negative for the month of October. Three of the six sectors traded had positive performance. However, the gains made in the energy, indices and agriculture sectors were not able to offset the combined losses of the remaining sectors. The underperforming sectors were affected by trend-reversing markets caused by shifting expectations about global inflationary fears, as well as the health of the U.S. economy.
	The fixed income sector was the Fund s worst performing sector for the month as U.S., European, and Japanese debt markets suffered similar reversals over speculation surrounding potential global interest rate moves. The currency sector was negative for the month. The economic data and speculation about future interest rates which led to the losses in the fixed-income sector also caused underperformance within this sector, as the U.S. dollar suffered a strong reversal at the end of the month. The largest sector loss occurred in the euro. Performance in the metals sector was also negative for the month.
	The energy sector was the Fund s strongest performer for the month of October. Crude oil plunged 25 percent since reaching a record $78.40 a barrel on July 14th, amid concern that fighting in Lebanon would spread through the Middle East. Since July 14th, three factors have caused prices to drop; a cease fire between Israel and Lebanon has been achieved, crude oil inventories have risen, and there has been a calm Atlantic hurricane season. The stock indices sector was also positive for the month. Asian stocks climbed, for their best month since April. Also advancing were the U.S. benchmark indices, as earlier optimism that U.S. households would sustain economic growth pushed the Dow industrials to a record high during the month and sent the S&P 500 to its highest level since November 2000. Performance in the agriculture sector was also positive during the month as corn and CBOT wheat were the sectors best performers.
In conclusion, the Fund was negative for the month as an unexpected shift in the global interest rate environment shocked the markets and resulted in sharp reversals in the fixed-income and currency markets. While gains in energy, indices and agriculture sectors helped to limit losses, they were not enough to offset the combined losses from the fixed-income and currency markets. As always, the Fund stands ready to potentially profit from any new trends that may emerge.

Update on the RCM Recovery Efforts / Write Down of RCM Receivable

Refco, Inc. filed a plan under Chapter 11 (the Plan ) and a Disclosure Document with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court and became effective December 26, 2006.
Based on the estimated recovery amounts contained in the schedules of the Plan and Disclosure Document which the Bankruptcy Court is being asked to approve in the Refco case, the General Partner as of October 31, 2006 (but effective September 30, 2006) reduced the value of the Class AA and Class II assets to 40% of the amounts at which such assets held at Refco were valued as of October 17, 2005. As of October 17, 2005 the assets were valued at $7,482,332. The adjustment is $4,489,399 with a remaining asset balance of $2,992,933. This is a preliminary adjustment and could be negatively impacted if the Plan is not confirmed by the Bankruptcy Court on December 15, 2006. The estimate could also be adjusted depending upon the outcome of the processing of valid claims in the bankruptcy litigation and certain other factors.
Looking beyond the recovery estimates described above, there is the potential for further recoveries through litigation efforts. A Litigation Trust is being established and funded. A Litigation Trust Committee has been formed and a Litigation Trustee is being appointed to pursue claims against a targeted list of parties who may have acted fraudulently or with negligence in the conduct of Refco business. We have not included litigation recoveries, if any, in the write down, because the success of such actions cannot be estimated at this time. No assurances can be made that there will be any further recoveries for Everest from these efforts.
In accordance with Generally Accepted Accounting Principles the write down was reflected in the statement of operations at September 30, 2006. The estimate was determined after the issuance of our September 30, 2006 investor account statements, and therefore the October investor statements that were issued in November reflected the revised Net Asset Values for September 30, 2006.

Class A Units showed a gain of 6.38% in November 2006 resulting in a Net Asset Value of $ 2074.23.

Class I Units showed a gain of 6.65% resulting in a Net Asset
Value of $ 2234.50.

The Fund was positive 6.38% for November. The currency sector led performance with strong gains as the Fund s systematic trend following approach enabled it to profit from a weakening U.S. dollar. The agricultural and interest rate sectors also added to the positive performance as corn continued to trend higher on increased export demand and U.S. treasuries rallied as signs of slowing economic growth bolstered speculation that the Federal Reserve (Fed) will cut interest rates. The metal sector was also positive on the strength of silver while the energy and indices sectors incurred losses as performance within these sectors was hampered by trend reversals towards the end of the month.

December s results cannot be predicted, and we are hopeful for a positive year. Under market conditions that favor JWH s systematic trading system, this manager has shown the ability to recover quickly in the past. However, the Fund is down for the year at the end of November and we have had a number of questions regarding potential tax advantages from a negative year that could be used to offset gains in other investments. Although your clients should consult with their own tax advisors, we would like to remind everyone that it is not necessary to redeem the investment in order to trigger the tax advantage, if there is one. The Fund s results are recognized for tax purposes in each year of trading and will be reported on the K-1.

We appreciate your patience during what has been a disappointing period of performance in the managed futures industry and by our manager, John W. Henry & Company, Inc.
(JWH). By their very nature, uncorrelated asset classes can produce different results, which may lead to better combined returns over time. A 10% Everest 90% S&P 500 allocation had higher total returns with lower standard deviation than a 100% S&P 500 investment for the last 5 year, 7 year and 10 year periods ending with the 3rd quarter of 2006 (rebalancing quarterly). In the last three years that has not been the case. At Everest, we have always tried to look at the long term results, and we encourage investors to do the same. We have seen no fundamental change in management or style of investing at JWH which have caused under performance, and we look forward to the potential return of markets that are more favorable to JWH s systematic trading system. We continue to review the allocation to three programs at JWH.

	For investors who have been in the Fund since October 2005, we anticipate getting a number of distributions from the frozen assets at Refco over the next few months which should equate to most of the assets on hand at RCM being paid out by June of 2007. In addition, the Litigation Trust will be pursuing actions against a targeted list of individuals and firms with the hope of further recoveries. Obviously, the success of that litigation cannot be determined at this time, nor can we predetermine a time frame for results.

	In summary, we are reviewing our allocation to the JWH programs and winding down the Refco issues. We wish everyone a Joyous Holiday Season and a Healthy and Prosperous New Year.


Class A Units showed a loss of 7.58% in December 2006, resulting in a Net Asset Value of $ 1,917.03.

Class I Units showed a loss of  7.32% resulting in a Net Asset
Value of $ 2071.02.

The Fund s performance was negative for the month of December. Four out of six sectors traded were negative, with the interest rate sector responsible for the majority of the Fund s losses. Speculation over the future of the U.S. Federal Reserve s (FED), European Central Bank s (ECB), and the Bank of Japan s (BOJ) interest rate policies caused harmful and sharp reversals in global fixed income markets.
The same uncertainty surrounding the future direction of world interest rates also hurt performance in the Fund s currency sector, as fluctuating interest rate expectations caused excessive volatility in global currency markets. The health of U.S., European, and Japanese economies continued to keep markets speculating about the direction of global interest rates, causing uncertainty within the fixed income, currency, and metal sectors. As a consequence, short-term market moving events resulted in strong reversals or trend-less markets making it difficult for JWH s disciplined systematic investment style to capitalize on longer-term trends.

	The poor performance in December ensured a losing year for the Fund. We have decided to make a change in allocation to the JWH programs. Since June of 2003 the Fund has been allocated to three JWH programs in approximately the following amounts: 50% to the JWH Global Analytics Program (GA), 25% Worldwide Bond Program (WWB), and 25% Currency Strategic Allocation Program (CSAP). Effective January 3rd, 2007 we have dropped the CSAP and increased GA to 75% while keeping WWB at 25%. We still have exposure to currency trading within the Global Analytics Program. For the past three years CSAP has underperformed both GA and WWB Programs, and we believe this change will help improve the results of our trading with JWH.

Refco Summary for Investors in the Fund October 2005

On December 28, 2006, The Everest Fund, L.P. received the first in a series of anticipated distributions in the Refco matter. Of the approximately $7,500,000 that became inaccessible in October 2005, we have now received $1,365,525.51. That represents an amount equal to approximately 18% of the frozen assets. We have increased the Class A units for each investor in the Fund by their pro rata share of the distribution, and lowered the Class AA units. This will be seen as an increase in the Class A (or Class
I ) units on the December 2006 client statements and a decrease in the Class AA (or Class II units). Checks were mailed in the middle of January 2006 for the benefit of any investors who have redeemed.

	There is approximately 26.5 cents on the dollar on hand at Refco for FX clients like Everest. Subject to the claims processing, we anticipate receiving additional distributions that may bring us to that level of recovery within the first half of 2007. The Disclosure Document filed with the Court in October 2006 estimates on page 8 that the Everest Fund s category of recovery (FX unsecured creditors) could come to
37.5 cents on the dollar subject to a number of contingencies. In order to approach the 37.5 % recovery, a number of entities involved in Refco need to be liquidated, further transfers need to be effected between Refco entities, and some appeals need to be heard by the courts. It is difficult to estimate the length of time to complete this process or the degree of success in approaching the 37.5 % recovery level. Peter Lamoureux is a member of the Plan Administration Committee and will endeavor to communicate any results in a timely fashion.

	As mentioned before, there is the possibility of further recoveries through litigation against certain parties who are being targeted by the Litigation Trust Committee. At this time no assurance can be made that the litigation efforts will result in further recoveries for the Fund.


During the reporting period, fiscal quarter ended December 31, 2006, additional Units sold consisted of 113.61 limited
partnership Units; there were no      general partnership
Units sold during the period. Additional Units sold during the period represented a total of $ 238,000. Investors
redeemed a total of      824.27 Class A Units, 460.17 Class AA
Units and 36.73 Class II Units during the period. Additionally, there were 762.22 Units transferred from Class AA to Class A 96.01 Units transferred from Class II to Class
I. At the end of the period there were 10,625.001 Units outstanding (including no Units owned by the General Partner).

As of December 31, 2006 the estimated Class AA NAV was
$1,003.73 and the estimated Class II NAV was $1,043.98.

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

During the fiscal quarter ended December 31, 2006, the Partnership was exposed to credit risk in connection with the bankruptcy filing by RCM, the Partnership s former foreign currency broker. See Items 1 and 3 above for additional information.

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


The Trading Value at Risk in Different Market Sectors of the
Partnership

The following table indicates the trading Value at Risk associated with the open positions of the Partnership by market category as of December 31, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2006, the total capitalization of the Partnership was
approximately    $18,711,298.  Excluding Class AA and Class
II the capitalization was approximately $16,715,933.

December 31, 2006

Market Sector               Value at Risk       % of Total Capitalization

Commodities			0.21   	         1.10%
Energies			0.45	         2.43%
Financial Stock Indices         0.28		 1.49%
Interest Rates		        0.76		 4.07%
Metals			        0.14		 0.76%
Currencies			2.43	         12.99%
Total		                4.27 million	 22.85%


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

The Partnership holds a portion of its assets in cash on
deposit with CFI
and CFS with substantially all of the remainder on deposit with Horizon Cash Management, LLC. (Horizon) in short term, highly liquid investments. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by CFI and CFS
at the 91-day
Treasury bill rate. In addition, should short term interest rates decline, so will the interest earnings for assets on deposit with Horizon. The Partnership assets managed by Horizon are deposited in an account in the custodial department of the Northern Trust Company, and invested in U.S. government securities and other interest-bearing obligations at the direction of Horizon. Horizon is responsible for the investment management of the assets of the Partnership not deposited with CFI and CFS as margin monies or held in Partnership operating accounts. Horizon is registered with the Securities and Exchange Commission (SEC) as an investment adviser. Horizon may invest in U.S. government securities and other instruments as permitted by the Agreement. Horizon receives an annual fee of 0.25% payable monthly on the assets it manages. However, Horizon only receives its service fee if the accrued monthly interest income earned on the assets of the Partnership managed by Horizon exceeds the 91-day U.S. Treasury Bill rate. As of
December 31, 200 6, the Partnership had approximately   $19.7
million in cash on deposit with CFI, CFS, RCM and Horizon, including approximately $1.6 million at Refco Capital Markets, Ltd.

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

The following were the primary trading risk exposures of the Partnership as of December 31,2006, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2006.

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

As of December 31, 2006, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as contemplated by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, the General Partner's principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures are effective, in all material respects, in timely alerting him to material information relating to the Partnership required to be included in the reports required to be filed or submitted by the Partnership with the SEC under the Exchange Act.

There was no change in the Partnership's internal control over financial reporting in the 12 months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

The officers and directors of the General Partner as of December 31, 2006 are listed below:

Peter Lamoureux.     Mr. Lamoureux, (born in 1950), has been
President, Treasurer and Secretary of the General Partner since November 1996. He joined the General Partner and Capital Management Partners, Inc., a selling agent and affiliate of the Partnership at that time, in 1991 and has had primary responsibility for Partnership syndication since October 1994. Prior to joining the General Partner, Mr. Lamoureux was Manager of Refined Products with United Fuels International, Inc., an energy brokerage firm in Waltham, Massachusetts. He received his B.S. in Education from Rhode Island College, R.I.

The General Partner does not trade commodities for its own account but its principals may. Because of their confidential nature, records of such trading will not be available to Limited Partners for inspection.

There have been no material criminal, civil or administrative actions during the preceding five years or ever against the General Partner or its principals.

Audit Committee Financial Expert

The Board of Directors of Everest Asset Management, Inc. has determined that Peter Lamoureux, President, Treasurer and Secretary of the General Partner, qualifies as an audit committee financial expert in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission. Mr. Lamoureux is not independent as that term is defined in Item 7(a)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The General Partner has adopted a code of ethics for its chief executive officer and persons performing similar functions. A copy of the General Partner s code of ethics may be obtained at no charge by written request to Everest Asset Management, Inc., 1100 North 4th Street, Suite 143, Fairfield, Iowa 52356 or by calling 641-472-5500.


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

Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters.


 (a) As of December 31, 2006 the following persons were known to the Partnership to own beneficially more than 5% of the outstanding Units:

                                              Amount and Nature of      Percent of
Title of Class              Name              Beneficial Ownership       Class
---------------             ----              --------------------      ----------

Class I         James H. Henry Family Trust           331.15
                P.O. Box 1675, Gastonia, NC 28053     Units,owned directly      35.53%

Class I         George F Henry III                    203.16
                P.O. Box 1675, Gastonia, NC 28053     Units, owned directly     21.79%
Class I         William S. Henry                      98.76
                P.O. Box 1675, Gastonia, NC 28053     Units, owned directly     10.59%
Class I         J.W. Quinn Family Trust               242.45
                P.O. Box 995, Gastonia, NC 28053      Units, owned directly     26.01%

          (b)As of December 31, 2006, management ownership was:


                                              Amount and Nature of      Percent of
Title of Class            Name                Beneficial Ownership         Class
- --------------          ----              --------------------        ----------
Class I          Peter Lamoureux (401K)   46.86 Units, owned directly        5.03%



                                              Amount and Nature of      Percent of
Title of Class            Name                Beneficial Ownership         Class
- --------------          ----                --------------------      ----------
Class II        James H. Henry Family Trust           51.62
                P.O. Box 1675, Gastonia, NC 28053     Units,owned directly      26.61%

Class II        George F Henry III                    31.67
                P.O. Box 1675, Gastonia, NC 28053     Units, owned directly     16.33%
Class II        William S. Henry                      15.40
                P.O. Box 1675, Gastonia, NC 28053     Units, owned directly      7.94%
Class II        J.W. Quinn Family Trust               37.80
                P.O. Box 995, Gastonia, NC 28053      Units, owned directly     19.49%
Class II        Boddie Family Investment, LP          18.44
                P.O. Box 1098
                Rocky Mount, NC 27802-1908            Units, owned directly      9.50%
Class II        Catherine S. Grier                    12.84
                101 N Tyron St., Ste. 1240
                Charlotte, NC 28246                   Units, owned directly      6.62%


          (b)As of December 31, 2006, management ownership was:

                                              Amount and Nature of      Percent of
Title of Class            Name                Beneficial Ownership         Class
- --------------          ----                --------------------      ----------
 Class II          Peter Lamoureux (401K)       2.29
                                               Units, owned directly       1.18%








        (c) As of December 31, 2006, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions.

          (a)    None other than the compensation
arrangements described herein.

          (b)    None.

             (c)    None.

(d)	The Partnership filed Registration Statements
on Form S-18 and Form 10, therefore this information is not required to be included.

Item 14.  Principal Accounting Fees and Services

Audit Fees

For the years ended December 31,2006 and 2005 the aggregate fees billed by Spicer Jeffries LLP for professional services rendered for the audit of the financial statements included in this annual report and review of the quarterly 10Q s for the years ended were $37,000 and $31,500 respectively.

Audit Related Fees

 None.

Tax  Fees

For the years ended December 31,2006 and 2005 , the aggregate fees billed by Spicer Jeffries LLP for federal and state tax return preparation totaled $28,000 and $15,500 respectively.

All Other Fees

None.





Part IV


Item 15.  Exhibits, Financial Statement, Schedules.

     (a) The following documents are included herein:

         (1)     Financial Statements:

                 	a. Report of Independent Registered
Public 					Accounting Firm. (Independent
Auditor  s Report)

b. Statements of Financial Condition, December
31, 2006 and  2005 .

c. Schedule of Investments, December 31, 2006

d. Schedule of Investments, December 31, 2005

e. Statements of Operations, Years Ended
December 31,2006 2005 and 2004, .

f. Statements of Changes in Partners' Capital,
Years Ended December 31, 2006, 2005 and 2004,
..

g. Statements of Cash Flows, Years Ended
December 31, 2006 2005 and 2004

h.	Notes to Financial Statements.

i.	Acknowledgment


  (2) All financial statement schedules have been omitted because the information required by the schedules is not applicable, or because the information required is contained in the financial statements included herein or the notes thereto.

        (3)  Exhibits:

                See the Index to Exhibits annexed hereto.

See form 8-K filed 10.20.2005

See form 8-K filed 11.06.2006

(b)	Exhibits:

		    See The Index to Exhibits annexed hereto.

	(c)	Financial Statement Schedules

		None.

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	 March 29, 2007		The Everest Fund, L.P.


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

Date:	March 29, 2007

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

Number of Attached Exhibits

None.


Form 8-K    Date: October 20, 2005



UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

THE EVEREST FUND, L.P.
           Iowa 0-17555 42-1318186

1100 North 4th Street
Suite 143
Fairfield, Iowa 52556     (641) 472-5500


Item 8.01 Other Events.
On October 13, 2005, Refco Inc. ( Refco ), the parent company of Refco LLC and Refco Capital Markets, Ltd. ( RCM ) the futures commission merchant and foreign currency broker, respectively, for The Everest Fund, L.P. (the Fund ), announced that liquidity within RCM was no longer sufficient to continue operations and that it had imposed a 15 day moratorium on all of its activities to protect the value of that business. Subsequently, Refco and certain of its subsidiaries, including RCM, filed for bankruptcy protection. Attached as Exhibit 99.1 to this Form 8-K, and incorporated herein by reference, is a Letter to Limited Partners dated October 20, 2005 discussing these events that was distributed by the Fund on October 20, 2005.

      99.1 Letter to Limited Partners dated
October 20, 2005


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 20, 2005


      THE EVEREST FUND, L.P.

      By: Everest Asset Management, Inc.,
      General Partner

      By: /s/ Peter Lamoureux

        Peter Lamoureux
        President, Secretary, Treasurer and
Director







FORM 8-K   Date: November 6, 2006



UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


CURRENT REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

Date of Report (Date of earliest event reported): October
31, 2006



THE EVEREST FUND, L.P.


                 		Iowa 0-17555  42-1318186


1100 North 4th Street
Suite 143
Fairfield, Iowa 52556)  (641) 472-5500

Item 8.01 Other Events.

On September 14, 2006, Refco, Inc. and all of its subsidiaries and affiliates who are the Debtors in the Bankruptcy Court proceeding filed a plan under Chapter 11 (the "Plan") and a Disclosure Document with the Bankruptcy Court. The Plan has the support of the Creditor Committees, the Debtors, the RCM Trustee and has signatures of a' super majority' of creditors at the RCM level. The Disclosure Statement was the subject of a hearing before the Bankruptcy Court on October 16, 2006, at which time objections were heard. The Plan is slated to be confirmed by the Bankruptcy Court on or before December 15, 2006, and it would then become effective on or before December 31, 2006 (the "Effective Date"). Although Everest is hopeful that distributions will be made on an expedited basis, a timetable for distributions has yet to be released. The processing of claims and the objections to claims, which as of the date hereof have not been completed, could impact the timeliness of distributions. To the extent that the process continues beyond the Effective Date, it could either delay distributions or cause distributions to be diluted due to the need to reserve amounts equal to any disputed claims. The schedules filed with the Bankruptcy Court indicate recoveries at
RCM for creditors like Everest who had margin money for the purposes of foreign exchange trading at RCM will be in the range of 37.5 cents on the dollar. An exact figure is difficult to determine as all the claims have not been processed yet and all the legal fees are not calculated yet.

Based on the estimated recovery amounts contained in the schedules of the Plan and Disclosure Document which the Bankruptcy Court is being asked to approve, the General Partner as of October 31, 2006 has reduced the value of the Class AA and Class II assets to 40% of the amounts at which such assets were valued as of October 17, 2005. As of October 17,2005 the assets were valued at $7,482,331.68, resulting in a write down of $4,489,399.01 and a remaining asset balance of
$2,992,932.67. This write down is only an estimate at this time and could be adjusted upward or downward in the future. The write down estimate could be negatively impacted by a number of things such as, but not limited to, the Plan not being confirmed by the Court by December 15, 2006 or the allowed claims exceeding the amounts listed on the schedules currently.

Looking beyond the initial recovery estimates described above, there is the potential for further recoveries through litigation efforts. A Litigation Trust is being established and funded. A Litigation Trust Committee has been formed and a Litigation Trustee is being appointed to pursue claims against a targeted list of parties who may have acted fraudulently or with negligence in the conduct of Refco business. We have not included litigation recoveries, if any, in the write down, because the success of such actions cannot be estimated at this time. No assurances can be made that there will be any further recoveries for Everest from these efforts.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 6, 2006

THE EVEREST FUND, L.P.

      By: Everest Asset Management, Inc.,
      General Partner

      By: /s/ Peter Lamoureux


        Peter Lamoureux
        President, Secretary, Treasurer and
Director






                                    EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                              FINANCIAL STATEMENTS

                         YEARS ENDED DECEMBER 31, 2006,
                                  2005 AND 2004

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                        2

Financial Statements and Schedules:
   Statements of Financial Condition, December 31, 2006 and 2005               3
   Condensed Schedule of Investments, December 31, 2006                        4
   Condensed Schedule of Investments, December 31, 2005                        5
   Statements of Operations, Years Ended December 31, 2006, 2005 and 2004      6
   Statements of Changes in Partners' Capital, Years Ended December
      31, 2006, 2005 and 2004                                                  7
   Statements of Cash flows, Years Ended December 31, 2006, 2005 and 2004      8

Notes to Financial Statements                                               9-15

Acknowledgement                                                               16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of Everest Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Everest Fund, L.P.
 (An Iowa Limited Partnership), ( the Partnership ) as of December
31 2006 and 2005 and the related statements of
operations,  changes in partners    capital and cash
flows for the years ended December 31, 2006, 2005 and 2004. These financial
 statements are the responsibility of the Partnership    s management. Our
responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Everest Fund, L.P. (An Iowa Limited Partnership) as of December
31 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

         /s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 15, 2007

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31, 2006   DECEMBER 31, 2005
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $13,513,720         $21,483,743
Equity in commodity trading accounts:
   Cash                                                               4,204,891           4,102,121
   Net unrealized trading gains on open contracts                       328,654              31,920
Receivable from Refco Capital Markets, Ltd. (Note 1)                  1,627,407           7,482,332
Interest receivable                                                      94,086              92,364
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $19,768,758         $33,192,480
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $   898,266         $   426,556
   General partner management fee payable                                72,484             120,693
   Advisor's management fee payable                                      31,286              48,461
   Accrued expenses                                                      55,424              57,519
                                                                    -----------         -----------
      TOTAL LIABILITIES                                               1,057,460             653,229
                                                                    -----------         -----------
PARTNERS' CAPITAL
   Limited partners, A Shares (7,712.69 and 9,879.80 units
      outstanding)                                                   14,785,460          22,111,952
   Limited partners, I Shares (932.14 and 1,097.97 units
      outstanding)                                                    1,930,473           2,570,984
   Limited partners, AA Shares (1,786.21 and 3,008.60 units
      outstanding)                                                    1,572,866           7,059,021
   Limited partners, II Shares (193.97 and 326.71 units
      outstanding)                                                      202,499             797,294
                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        18,711,298          32,539,251
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $19,768,758         $33,192,480
                                                                    ===========         ===========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2006

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Mar 07               307      $  (446,882)       -2.39%
Agriculture                                   Mar 07               123          148,138         0.79%
Currencies                                    Dec 07                66          (24,750)       -0.13%
Indices                                       Mar 07                56          108,409         0.58%
                                                                            -----------        -----
                                                                               (215,085)       -1.15%
FORWARD POSITIONS
Currencies                                    Mar 07                             54,606         0.29%
                                                                            -----------        -----
   Total long positions                                                        (160,479)       -0.86%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Mar 07               332          111,773         0.60%
Metals                                        Feb 07 -Mar 07        67          (84,040)       -0.45%
Energy                                        Mar 07 - Apr 07       79          349,382         1.87%
Agriculture                                   Mar 07                65           11,887         0.06%
                                                                            -----------        -----
                                                                               389,002          2.08%
FORWARD POSITIONS
Currencies                                    Mar 07                            100,131         0.54%
                                                                            -----------        -----
   Total short positions                                                        489,133         2.62%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                            328,654         1.56%

CASH AND CASH EQUIVALENTS                                                    13,513,720        72.22%
CASH ON DEPOSIT WITH BROKERS                                                  4,204,891        22.47%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                      664,033         3.55%
                                                                            -----------        -----
NET ASSETS                                                                  $18,711,298         100%
                                                                            ===========        =====

The accompanying notes are an integral part of this statement.
4

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2005

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Mar 06                40      $   113,116         0.35%
Metals                                        Feb 06 - Jun 06      136          377,690         1.16%
Energy                                        Mar 06                30         (768,992)       -2.36%
Agriculture                                   Mar 06               150          300,388         0.92%
Indices                                       Mar 06                30           25,020         0.08%
                                                                            -----------        -----
                                                                                 47,222         0.15%
FORWARD POSITIONS
Currencies                                    Mar 06                           (230,040)       -0.71%
                                                                            -----------        -----
   Total long positions                                                        (182,818)       -0.56%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Mar 06 - Sep 06      315           25,628         0.08%
Energy                                        Mar 06                18           29,700         0.09%
Agriculture                                   Mar 06               284         (174,678)       -0.54%
Currencies                                    Dec 06                27            2,700         0.01%
Indices                                       Mar 06 - Sep 06      203         (102,822)       -0.32%
                                                                            -----------        -----
                                                                               (219,472)       -0.67%
FORWARD POSITIONS
Currencies                                    Mar 06                            434,210         1.33%
                                                                            -----------        -----
   Total short positions                                                        214,738         0.66%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                             31,920         0.10%

CASH AND CASH EQUIVALENTS                                                    21,483,743        66.02%
CASH ON DEPOSIT WITH BROKERS                                                  4,102,121        12.61%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                    6,921,467        21.27%
                                                                            -----------        -----
NET ASSETS                                                                  $32,539,251          100%
                                                                            ===========        =====

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                         2006         2005          2004
                                                     -----------   ----------   -----------
TRADING INCOME (LOSS)
Net realized trading gain (loss)
   on closed contracts                               $(2,229,567)  $ 1,646,959   $4,432,830
Change in net unrealized trading gain
  (loss) on open contracts                              296,734    (2,154,977)      492,388
Net foreign currency translation gain (loss)            18,636        (73,598)     (24,707)
Brokerage Commissions                                  (142,742)     (241,988)    (263,488)
                                                     -----------   ----------   -----------
   NET TRADING INCOME (LOSS)                          (2,056,939)    (823,604)    4,637,023

Interest income, net of cash management fees           939,630        988,314       461,372
                                                     -----------   ----------   -----------
   TOTAL INCOME                                       (1,117,309)     164,710     5,098,395
                                                     -----------   ----------   -----------

EXPENSES:
   General partner management fees                      1,026,037   1,686,472    1,664,314
   Advisor Management fees                                468,353     684,696      655,104
   Advisor Incentive fees                                      --          --      240,161
   Administrative expenses                                105,253      95,167       72,775
   Bad debt expense                                     4,489,400          --           --
                                                     ------------   ----------   -----------
   TOTAL EXPENSES                                    $ 6,089,043   $2,466,335   $ 2,632,354
                                                     -----------   ----------   -----------
NET INCOME                                           $(7,206,352) $(2,301,625)   $2,466,041
                                                     ===========   ==========   ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD                 $(321,07)   $(193.95)       $173.60
                                                     ===========   ==========   ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST       Since Inception (June 4, 2004)
   I SHARES, OUTSTANDING ENTIRE PERIOD               $  (270.57)  $ (122.38 )      $365.10
                                                     ===========   ==========   ===========

NET LOSS PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING SINCE OCTOBER 31, 2005     $(1,342.55)    $(7.77)
                                                     ===========   =========

NET LOSS PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING SINCE OCTOBER 31, 2005     $(1,396.40)    $(8.08)
                                                     ===========   =========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    YEARS ENDED DECEMBER 31, 2006, 2005, 2004

                                                             GENERAL                LIMITED     GENERAL
                                   UNITS     LIMITED PTRS      PTR       UNITS       PTRS         PTR
                                 A SHARES      A SHARES     A SHARES   I SHARES    I SHARES    I SHARES
                                ----------   ------------   --------   --------   ----------   --------

BALANCES, December 31, 2003      14,828.99     33,459,902        938         --           --         --
Additional Units Sold             3,252.34      7,327,540         --      35.73       50,000     25,000
Redemptions                      (3,190.62)    (7,020,090)        --         --           --         --
Transfers Between Classes        (1,175.29)    (2,870,615)    (1,012)  1,162.53    2,870,615      1,012
Less Offering Costs                     --             --         --         --        (266)       (13)
Net Income                              --      2,459,839         74         --        1,767      4,361
                                ----------   ------------   --------   --------   ----------   --------
BALANCES, December 31, 2004      13,715.42     33,356,576         --   1,198.26    2,922,116     30,360
Additional Units Sold             2,232.26      5,071,517         --      18.31       41,315         --
Redemptions                      (2,722.22)    (6,248,050)        --    (117.93)    (252,522)   (27,328)
Transfers Between Classes        (3,345.66)    (7,869,117)        --      (0.67)     (13,214)        --
Less Offering Costs                     --        (50,213)        --         --       (2,891)        (5)
Net Loss                                --     (2,148,761)        --         --     (123,820)    (3,027)
                                ----------   ------------   --------   --------   ----------   --------
BALANCES, December 31, 2005       9,879.80   $ 22,111,952         --   1,097.97   $2,570,984         --
                                ==========   ============   ========   ========   ==========   ========
Additional Units Sold               573.14      1,239,000         --      32.17       75,000         --
Redemptions                      (3,139.34)    (6,866,488)        --    (246.40)    (554,414)        --
Transfers Between Classes          (399.09)      (765,060)        --      48.40      100.236         --
Less Offering Costs                     --        (12,268)        --         --       (2,202)        --
Net profit (loss)                       --     (2,451,796)        --         --     (259,131)        --
                                ----------   ------------   --------   --------   ----------   --------
BALANCES, December 31, 2005       7,712.69   $ 14,785,460         --     932.14   $1,930,473         --
                                ==========   ============   ========   ========   ==========   ========

Net asset value per unit,
   January 1, 2006                            $   2,238.10                         $ 2,341.59
Net profit (loss) per unit                        (321.07)                           (270.57)
                                             ------------                         ----------
Net asset value per unit
   December 31, 2006                         $    1,917.03                         $ 2,071.02
                                             =============                         ==========

                                  UNITS      LIMITED     UNITS    LIMITED
                                   AA        PTRS AA      II      PTRS II
                                 SHARES      SHARES     SHARES     SHARES        TOTAL
                                --------   ----------   ------   ---------   ------------

BALANCES, December 31, 2003           --           --       --          --     33,460,840
                                      --           --       --          --      7,402,540
Additional Units Sold                 --           --       --          --     (7,020,090)
Redemptions                           --           --       --          --             --
Transfers Between Classes             --           --       --          --           (279)
Less Offering Costs                   --           --       --          --      2,466,041
Net Income                      --------   ----------   ------   ---------   ------------
                                      --           --       --          --     36,309,052
BALANCES, December 31, 2004           --           --       --          --      5,112,832
Additional Units Sold                 --           --       --          --     (6,527,899)
Redemptions                     3,008.60    7,082,398   326.71     799,934             --
Transfers Between Classes             --           --       --          --        (53,109)
Less Offering Costs                   --      (23,377)      --      (2,640)    (2,301,625)
Net Loss                        --------   ----------   ------   ---------   ------------

BALANCES, December 31, 2005     3,008.60   $7,059,021   326.71   $ 797,294   $ 32,539,251

Additional Units Sold                 --           --       --          --      1,314,000
Redemptions                      (460.01)    (461,886)   (36.73)   (38,343)   (7,921,131)
Transfers Between Classes        (762.22)    (765,060)   (96.01)  (100,236)            --
Less Offering Costs                   --           --       --          --       (14,470)
Net Loss                              --   (4,039,209)      --    (456,216)   (7,206,352)
                                 --------   ----------   ------   ---------   ------------

BALANCES, December 31, 2006     1,786.21   $1,792,866   193.97   $ 202,499   $ 18,711,298
                                ========   ==========   ======   =========   ============



Net asset value per unit,
   January 1, 2006                         $ 2,346.28            $2,440.38
Net profit (loss) per unit                 (1,342.55)           (1,396.40)
                                           ----------            ---------
Net asset value per unit
   December 31, 2006                       $ 1,003.73            $1,043.98
                                           ==========            =========

The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                                                                        JANUARY 1, 2006    JANUARY 1, 2005   JANUARY 1, 2004
                                                                             THROUGH             THROUGH           THROUGH
                                                                      DECEMBER 31, 2006  DECEMBER 31, 2005  DECEMBER 31,2004
                                                                      -----------------   ----------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $ (7,206,352)      $  (2,301,625)      $  2,466,041
   Adjustments to reconcile net income (loss) to net cash
      (used in) operating activities:
      Bad debt expense                                                     4,489,400                 --                --
      Cash                                                                 (102,770)          5,788,203       (5,409, 641)
      Unrealized gain or loss on open commodity futures contracts          (296,734)          2,181,509          (543,274)
      Decrease (increase) in interest receivable                             (1,722)             30,495           (78,392)
      Increase in receivable from Refco Capital Markets, Ltd.              1,365,526         (7,482,332)               --
      (Decrease) increase in incentive fees payable                               --            (85,111)           85,111
      (Decrease) increase in management fees payable                        (17,175)            (10,684)            2,962
      Decrease in General partner management fees payable                   (48,209)            (20,758)           (1,868)
      (Decrease) increase in other accrued expenses                          (2,097)             10,200            16,615
                                                                        ------------        ------------      ------------
         NET CASH USED IN OPERATING ACTIVITIES                          (1,820,133)          (1,890,103)       (3,462,446)
                                                                        ------------        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                       (7,449,420)          (6,584,843)      (7,435,360)

   Sale of partnership units, net                                         1,299,530            5,059,723        7,402,260
         NET CASH USED IN  FINANCING ACTIVITIES                          (6,149,890)         (1,525,120)         (33,100)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (7,970,023)         (3,415,223)      (3,495,546)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                          21,483,743          24,898,966         28,394,512
CASH AND CASH EQUIVALENTS, AT END OF YEAR                               $13,513,720        $ 21,483,743        $24,898,966

The accompanying notes are an integral part of these statements

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Everest Fund, L.P., formerly Everest Futures Fund, L.P. (an Iowa Limited Partnership ), ( the Partnership ) is a limited partnership organized in June 1988, under the Iowa Uniform Limited Partnership Act (the Act ) for the purpose of engaging in the speculative trading of commodity futures and options thereon and forward contracts (collectively referred to as Commodity Interests ). The sole General Partner of the Partnership is Everest Asset Management, Inc. ( the General Partner ).

On July 1, 1995 the Partnership recommenced its offering under a Regulation D Rule 506 private placement. The private placement offering is continuing at a gross subscription price per unit equal to net asset value (NAV) per unit, plus an organization and offering cost reimbursement fee payable to the General Partner, and an on going compensation fee equal to 3% of the net asset value of Class A Units sold. The Class A Units (retail shares) continue to be charged an initial 1%
Offering and Organization fee as a reduction to capital.

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

Receivable from Refco Capital Markets, Ltd.

On October 13, 2005, Refco, Inc. ( Refco ) announced that liquidity within one of its operating subsidiaries, Refco
 Capital Markets, Ltd. ( RCM ), was no longer sufficient to continue operations and that RCM was imposing a fifteen day moratorium on all of its activities in an attempt to
 protect the value of that business. RCM acted as the Partnership s foreign currency broker at that time and as of such date, approximately 20% of the Partnership s assets were held on deposit in accounts at RCM.

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

Based on the estimated recovery amounts which the Bankruptcy
 Court is being asked to approve, the General Partner as of October 31, 2006 has reduced the value of the Class AA and Class II assets to 40% of the amounts at which such assets being held at Refco were valued as of October 17, 2005.
 This write down of $4,489,400 is a preliminary adjustment.
 The estimate could also be adjusted depending upon the outcome of the processing of valid claims in the bankruptcy litigation. Beyond the initial recovery estimate, there are expected to be efforts at further recoveries through litigation against certain parties who have been identified by the Litigation Trust Committee. No assurance can be made that the claims processing will not result in a decrease or that the litigation efforts will result in an increase in the Class AA and Class II asset values.


NOTE 1-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
		(continued)

Receivable from Refco Capital Markets, Ltd. (concluded)

On December 28, 2006, The Everest Fund, L.P. received the first in a series of anticipated distributions in the Refco matter. Of the approximately $7,500,000 that became inaccessible in October 2005, the Partnership has received $1,365,526. That represents an amount equal to
 approximately 18% of the frozen assets.   The Fund
has increased the Class A units for each investor in the Fund by their pro rata share of the distribution. Checks
 have been mailed for the benefit of any investors who
 have redeemed. Based on the estimated recovery amounts that have been put in front of the Bankruptcy Court, the
partnership   s management believes that we will receive
additional distributions in 2007.

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

Fair Value of Financial Instruments

The financial instruments held by the Company are reported in the statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, due to their highly liquid nature and short-term maturity. Commodity futures contracts, forward contracts, physical commodities, and related options are valued as described above.
  The receivable from RCM is valued at management s best estimate as described above.

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
10
NOTE 1-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
		(concluded)

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

Responsibility for managing the Partnership is vested solely in the General Partner. The General Partner has delegated complete trading authority to an unrelated party. See note 3.
Subject to restrictions on the redemption of Series AA and Series II units by existing investors as mentioned above, Limited Partners may cause any or all of their Class A units to be redeemed as of the end of any month at the month end net asset value on fifteen days prior written notice to the Partnership, (for Class I Units, as of the end of any quarter on forty-five days notice), or such lesser period as is acceptable to the Partnership.
Although the Agreement
does not permit
redemptions for the first six months following a Limited Partner s admission to the Partnership, the Agreement does permit the Partnership to declare additional regular redemption dates. The Partnership will be dissolved on Decemeber 31, 2020 or upon the occurrence of certain events, as specified in the Limited Partnership agreement.


NOTE 3-	CONTRACTS AND AGREEMENTS

John W. Henry & Company, Inc. (JWH) began trading its
 Strategic Allocation Program with a trading
allocation of $40 million on July 1, 2001.
  JWH receives a monthly management fee equal
to 0.167% (2% annually) of the
Partnership   s month-end net asset value,
 (as defined), and a quarterly incentive fee of 20% of the Partnership s new net trading profits,
 (as defined). The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further
 incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor)
 are recouped by the Partnership.

Beginning in June 2003, JWH began trading JWH Global
Analytics Program ( GAP ); Currency Strategic
Allocation Program ( CSAP ) and Worldwide
 Bond Program ( WBP ) with a trading allocatio n of $27 million.

Net brokerage commissions are recorded in the
statements of operations as a reduction of trading income.
11

NOTE 3-	CONTRACTS AND AGREEMENTS
		(concluded)

Effective November 2003, the General Partner charges
the Partnership a monthly management fee equal to 0.50% of
 the Partnership   s
 Class A beginning-of-month net asset value.  From May
 2002 through October 2003, the
General Partner charged the Partnership a monthly management fee of either 0.5104% or 0.5156%, depending on the total amount which the
 Partnership had allocated to trading,
including notional funding. Prior to May 2002, the General Partner charged the Partnership a monthly management fee equal to 0.5052% of the
 Partnership beginning-of-month net
asset value, as defined. Effective June 2004, the General Partner charges the Partnership a monthly management fee equal to 0.229% of the
 Partnership  s Class I
 beginning-of-month net asset value. From the monthly management fee the General Partner deducts the round turn trading costs and related exchange fees
 (between $5.80 to $10.70 per round
turn trade on domestic exchanges,  and higher
 for foreign exchanges) and pays the selling agents and certain other parties, if any, up to 50% of the fee retained by the General Partner.

As of December 31, 2006 and 2005, JWH s allocation was approximately $18 and $28.2 million
(including approximately $1.3 million of notional funding), respectively. The
General Partner may replace or add trading advisors at any time.

Brokerage Agreement

The Partnership, through August 31, 2005, cleared all of its futures trades through Cargill
Investor Services, Inc. ( CIS ) and all
of its foreign currency trading activity through CIS Financial Services, Inc. ( CISFS ), an affiliate of CIS.

In September 2005, Refco Group Ltd. a
cquired CIS
 and CISFS and the clearing and related
services previously performed by CIS were performed by REFCO, LLC and the foreign currency trading previously performed by CISFS was provided by Refco Capital Markets, Ltd.
 Beginning in mid-October 2005, the
Partnership engaged Calyon Financial, Inc.
( CFI ) as the Partnership  s futures and options
 on futures broker, and engaged and Calyon
Financial, SNC ( CFS ) as the Partnership s foreign currency or forwards currency broker, (collectively referred to as the
Clearing Brokers ). The agreements provide that the Clearing Brokers charge the Partnership brokerage commissions at the rate of between $5.80 to $10.70 per round-turn trade, plus applicable exchange, give up fees and NFA fees for futures contracts and options on futures contracts executed on domestic exchanges and over the counter markets. For trades on certain foreign exchanges, the rates may be higher.

The Partnership also reimburses the Clearing
Brokers for all delivery, insurance,
storage or other charges incidental to trading and paid to third parties.

The Partnership earns interest on 95% of the Partnership ' s average monthly cash balance on deposit with its Brokers at a rate equal to the average 91-day Treasury Bill rate for US
Treasury Bills issued during that month.

Excluding amounts held at RCM, approximately 87% and 98%, respectively of cash and cash equivalents at December 31, 2006 and 2005 are funds deposited with a commercial bank and invested under the direction of Horizon Cash
 Management, Inc. (Horizon). Horizon receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the
 Partnership s assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.

NOTE 4-	FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts ( collectively derivatives ). These derivatives
include both financial and non-financial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts;
and credit risk, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures and options on
 futures contracts requires margin deposits
 with a Futures Commission Merchant
( FCM ). Additional deposits may be
 necessary for any loss on contract value. The
Commodity Exchange Act ( The CEAct ) requires
 an FCM to segregate all customer
transactions and assets from the FCM    s
proprietary activities.
 12
NOTE 4-	FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES
		(concluded)

A customer   s cash and other property such as U.S.
 Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM's segregation
requirements. In the event of an FCM's insolvency,
 recovery may be limited to a pro rata
share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The Partnership has cash and open positions on deposit in the amount of $2,402,303 as of December
31, 2006 with an interbank market maker
 in connection with its trading of forward contracts. In the event of the interbank market maker's insolvency, recovery of the Partnership assets on deposit may be subject to forfeiture. In the normal course of business, the Partnership does not require collateral from such interbank market maker. Because forward contracts are traded in
unregulated markets between principals, the
 Partnership assumes credit risk on its entire amount on deposit from counter party non-performance.

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

The Partnership  s policy is to continuously monitor
 its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures.  In
addition, the Partnership has a policy of reviewing the credit standing of each clearing broker or counter party with which it conducts business.

The limited partners bear the risk of loss only to the extent of the net asset value of their Partnership units.


The Partnership receivable from RCM of $1,627,407 represents the Partnership s receivable from RCM, who is currently in bankruptcy.
  These funds are unavailable to the Partnership until the bankruptcy proceedings are finalized.


NOTE 5-	TRADING DISCREPANCY

Effective August 1,  2000 Trilogy Capital Management,
LLC ( Trilogy ) was added as a trading advisor.
Trilogy was terminated effective June
 30, 2001. Trilogy received a monthly management fee of 0.075% (0.9% annually) of the Partnership s month-end allocated assets as defined and did not receive an
 incentive fee.

In October 2000, there was a discrepancy between the performance of the Barclay Futures Index Program
( BFIP ) as traded for the Partnership
and the Barclay Futures Index (BFI). Certain transactions executed by Trilogy on behalf of the Partnership resulted in a loss of approximately $520,000 that was recorded in the statement of operations. The General
Partner believes that these transactions were not executed in accordance with the provisions of BFIP and has demanded that Trilogy reimburse the Partnership for the loss.
 The parties are currently attempting to
resolve the issue.

Until a final resolution is reached, the parties
have agreed that the management fees otherwise
 payable to Trilogy under its advisory
contract would be applied as a credit to offset
 the losses. The offset is not in settlement,
 partial settlement, or indemnification of any
 kind and is without prejudice
 to any rights or claims by either side.
Beginning in November 2000, and until
approximately July 1, 2001, at which time
Trilogy was terminated, all of the management
fees that would otherwise be paid to Trilogy
 were deposited into a separate account
for the benefit of those limited partners that
 were limited partners
on November 1, 2000 and to cover the expenses
associated with the collection of the losses.
 The separate account is not included in
 the financial statements of the Partnership.
After its termination, Trilogy
demanded that such fees be returned to it.
 The General Partner rejected Trilogy  s demand
and is assessing its options for collection.
 13
NOTE 5-	TRADING DISCREPANCY
		(concluded)

A demand for arbitration was filed with the NFA on October 3, 2002. Trilogy has responded to the demand for arbitration and has
counterclaimed for the amount of $130,210, together with attorney s fees, interest and costs of suit. That figure represents the amount of management fees, otherwise
 payable to Trilogy under its advisory contract, that both parties agreed would be held as a credit to the Partnership to offset the losses. The General Partner has a letter to that effect which was signed by the president of Trilogy on January 29, 2001.

The General Partner anticipates a hearing in front of an NFA arbitration panel, but no date has been set for the hearing.  At the present
time, the General Partner is unable to determine whether any of the losses will be recovered.


NOTE 6-	FINANCIAL HIGHLIGHTS

The following financial highlights show the
Partnership   s financial performance for
the years ended December 31, 2006, 2005, and 2004.
This information has been derived from information presented in the financial statements.


                                            I SHARES     A SHARES    II SHARES    AA SHARES
                                              2006         2006         2006         2006
                                           ---------    ---------    ---------    ---------
PER UNIT OPERATING PERFORMANCE (1)
   Total income                            $ (162.05)   $ (151.93)   $    5.97    $    5.75
   Total expenses                            (108.52)     (169.14)   (1,402.37)   (1,348.30)
                                           ---------    ---------    ---------    ---------
      Net increase in net asset value        (270.57)     (321.07)   (1,396.40)   (1,342.55)
      Net asset value, beginning of year
         (inception for AA,I,II shares)     2,341.59     2,238.10     2,440.38     2,346.28
                                           ---------    ---------    ---------    ---------
      Net asset value, end of year         $2,071.02    $1,917.03    $1,043.98    $1,003.73
                                           =========    =========    =========    =========
SELECTED FINANCIAL STATISTICS AND RATIOS:
Total return (2) (4)                        (11.55%)      (14.35%)    (57.22%)     (57.22%)
                                           =========    =========    =========    =========
Ratio to average net assets:
Trading Income                               (7.12%)      (5.39%)       0.30%        0.30%
Expenses, not including incentive fees       (4.85%)      (8.09%)     (70.85%)      (4.85%)
Incentive fees (3)                            0.00%        0.00%        0.00%        0.00%
Total expenses                               (4.85%)      (8.09%)     (70.85%)      (4.85%)
Net income                                  (11.97%)     (13.48%)     (70.55%)      (4.55%)

14

                                            I SHARES     A SHARES    II SHARES    AA SHARES     I SHARES    A SHARES      SHARES
                                              2005         2005         2005         2005         2004         2004
                                           ---------    ---------    ---------    ---------    ---------    ---------
PER UNIT OPERATING PERFORMANCE (1)
   Total income                            $  (66.82)   $ (142.31)   $      --    $      --    $  407.73    $  240.93
   Total expenses                             (55.56)      (51.64)       (8.08)       (7.77)      (42.63)      (65.33)
                                           ---------    ---------    ---------    ---------    ---------    ---------
      Net increase in net asset value        (122.38)     (193.95)       (8.08)       (7.77)      365.10       175.60
      Net asset value, beginning of year
         (inception for I shares)           2,463.97     2,432.05     2,448.46     2,354.05     2,098.87     2,265.45
                                           ---------    ---------    ---------    ---------    ---------    ---------
      Net asset value, end of year         $2,341.59    $2,238.10    $2,440.38    $2,346.28    $2,463.97    $2,432.05
                                           =========    =========    =========    =========    =========    =========
SELECTED FINANCIAL STATISTICS AND RATIOS:
Total return (2) (4)                           (4.97%)      (7.97%)      (0.33%)      (0.33%)      10.05%        7.78%
                                           =========    =========    =========    =========    =========    =========
Ratio to average net assets:
Trading Income                                 (2.15%)      (4.84%)       0.00%        0.00%        2.16%       10.64%
Expenses, not including incentive fees         (2.37%)      (2.28%)      (0.33%)      (0.33%)      (1.40%)      (2.24%)
Incentive fees (3)                              0.00%        0.00%        0.00%        0.00%        0.44%       (0.75%)
Total expenses                                 (2.37%)      (2.28%)      (0.33%)      (0.33%)      (0.96%)      (2.99%)
Net income                                     (4.52%)      (7.13%)      (0.33%)      (0.33%)       1.20%        7.64%

(3)Selected data for a unit of beneficial interest
 outstanding throughout the year, or since inception
for I  shares.
(2) An individual partner  s total returns and ratios
 may vary from the above returns based on the timing
 of contributions and   withdrawals.
(3) Incentive fees accrued on units held as A shares
 were reversed due to losses after those units were
 transferred to I shares, resulting
in a negative incentive fee for I shares.
(4) I Shares have been annualized for the period
 ending December 31, 2004.
15


             Acknowledgement
To the best of my knowledge and belief, the information contained here is accurate and complete.



/s/Peter Lamoureux
President
Everest Asset Management, Inc.
General Partner of Everest Fund, L.P.


16