Form 10-Q
period 2007-03-31
EVEREST FUND L P
filed 2007-05-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2007

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

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

Following are financial Statements for the fiscal quarter ending March 31, 2007

			Fiscal Quarter	Year to Date   Fiscal Year 	Fiscal Quarter	 Year to Date
			Ended 3/31/07	 to 3/31/07	Ended 12/31/06	Ended 3/31/06	  to 3/31/06
			-------------	------------	--------------	--------------	-------------

Statement of
   Financial Condition		X				X

Schedule of Investments				X

Statement of Operations		X		X				X		X

Statement of Changes
   in Partner's Capital				X

Statements of Cash Flows	X		X				X		X

Notes ot Financial		X
    Statements


see accompanying notes to financial statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION

					UNAUDITED

                                                                 MARCH 31, 2007	     DECEMBER 31, 2006
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $11,809,189         $13,513,720
Equity in commodity trading accounts:
   Cash                                                               2,183,321           4,204,891
   Net unrealized trading gains on open contracts                       485,917             328,654
Receivable from Refco Capital Markets, Ltd. (Note 1)                  1,258,529           1,627,407
Interest receivable                                                      98,147              94,086
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $15,835,103         $19,768,758
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $ 1,032,564         $   898,266
   General partner management fee payable                                57,087              72,484
   Advisor's management fee payable                                      24,775              31,286
   Accrued expenses                                                      65,717              55,424
                                                                    -----------         -----------
      TOTAL LIABILITIES                                               1,180,143           1,057,460
                                                                    -----------         -----------

PARTNERS' CAPITAL
   General partners, I shares (0 and 0 units outstanding)                --                     --
   Limited partners, A Shares (6,604.30 and 7,712.69 units
      outstanding)                                                   11,243,513          14,785,460
   Limited partners, I Shares (961.06 and 932.14 units
      outstanding)                                                    1,782,114           1,930,473
   Limited partners, AA Shares (1,456.47 and 1,786.21 units
      outstanding)                                                    1,463,980           1,792,866
   Limited partners, II Shares (158.16 and 193.97 units
      outstanding)                                                      165,353             202,499
                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        14,654,960          18,711,298
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $15,835,103         $19,768,758
                                                                    ===========         ===========

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                 MARCH 31, 2007
				   UNAUDITED

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Jun 07               145      $   (21,486)       -0.15%
Metals                                                                                0         0.00%
Energy                                        Jun 07 - Jul 07      140          208,022         1.42%
Agriculture                                   May 07                98           47,393         0.32%
Currencies                                    Mar 08                75           (6,525)       -0.04%
                                                                            -----------        -----
                                                                                227,404         1.55%
FORWARD POSITIONS
Currencies                                    Jun 07                            141,005         0.96%
                                                                            -----------        -----
   Total long positions                                                         368,409         2.51%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Jun 07 - Dec 07      158            9,725         0.07%
Metals                                        May 07                11          (14,575)       -0.10%
Energy					      May 07                28          (19,040)       -0.13%
Agriculture                                   May 07               205          213,482         1.46%
Indices                                       Jun 07                 4           (2,624)       -0.02%
                                       	                                     -----------        -----
                                                                                186,968		1.28%

FORWARD POSITIONS
Currencies                                    Jun 07                            (69,460)       -0.47%
                                                                            -----------        -----
   Total short positions                                                        117,508         0.81%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                            485,917         3.32%

CASH AND CASH EQUIVALENTS                                                    11,809,189        80.58%
CASH ON DEPOSIT WITH BROKERS                                                  2,343,570        15.99%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                       16,284         0.11%
                                                                            -----------        -----
NET ASSETS                                                                  $14,654,960         100%
                                                                            ===========        =====

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE PERIOD JANUARY 1, 2007 THROUGH MARCH 31, 2007
				   UNAUDITED

                                                     JANUARY 1, 2007	JANUARY 1, 2006
							 THROUGH	    THROUGH
						     MARCH 31, 2007     MARCH 31, 2006
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading loss
   on closed contracts                               $(1,751,239)  	 $(2,295,894)
Change in net unrealized trading gain
  (loss) on open contracts                               156,502 	   1,782,573
Net foreign currency translation loss             	  (3,106)  	        (738)
Brokerage Commissions                                    (38,439)  	     (42,661)
                                                     -----------   	 ------------
   NET TRADING INCOME (LOSS)                          (1,636,282)   	    (556,720)

Interest income, net of cash management fees             204,056    	     232,772
                                                     -----------   	 ------------
   TOTAL INCOME                                       (1,432,226)    	    (323,948)
                                                     -----------   	 ------------

EXPENSES:
   General partner management fees                       185,077    	     290,425
   Advisor Management fees                                83,094      	     133,402
   Administrative expenses                                22,917       	      19,406
                                                     -----------   	   ----------
   TOTAL EXPENSES                                        291,088    	     443,233
                                                     -----------   	   ----------
NET INCOME                                           $(1,723,314)  	 $  (767,181)
                                                     ===========   	 ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $   (214.58)         $   (70.29)
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD               $   (216.69)         $   (55.42)
                                                     ===========         ==========

NET INCOME PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING ENTIRE PERIOD              $      1.43		2.03
                                                     ===========	===========

NET INCOME PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING ENTIRE PERIOD             $       1.49		2.11
                                                     ===========	===========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD JANUARY 1, 2007 THROUGH MARCH 31, 2007
				  UNAUDITED

                                                                             LIMITED
                                   UNITS     LIMITED PTRS        UNITS        PTRS
                                 A SHARES      A SHARES        I SHARES     I SHARES
                                ----------   ------------      --------    ----------
BALANCES, January 1, 2007         7,712.69     14,785,460        932.14     1,930,473
Additional Units Sold                25.51         49,505         23.78        50,000
Redemptions                      (1,236.16)    (2,246,782)        (9.32)      (17,273)
Transfers Between Classes	    102.26	  174,096	  14.46        26,797
Less Offering Costs                     --            --             --          (488)
Net Loss                                --     (1,518,766)           --      (207,395)
                                ----------   ------------      --------    ----------
BALANCES, March 31, 2007          6,604.30   $ 11,243,513         961.06    $1,782,114
                                ==========   ============      ========    ==========

Net asset value per unit,
   January 1, 2007		              $1,917.03                     $2,071.02
Net profit (loss) per unit                      (214.58)                      (216.69)
                                             ------------                   ----------
Net asset value per unit
   March 31, 2007                             $1,702.45                     $1,854.33
                                             ============                   ==========

                                  UNITS      LIMITED     UNITS    LIMITED
                                   AA        PTRS AA      II      PTRS II
                                 SHARES      SHARES     SHARES     SHARES        TOTAL
                                --------   ----------   ------   ---------   ------------

BALANCES, January 1, 2007       1,786.21    1,792,866    193.97    202,499     18,711,298
Additional Units Sold                 --           --       --          --         99,505
Redemptions                      (156.54)    (157,347)   (10.18)   (10,638)    (2,432,041)
Transfers between Classes	 (173.20)    (174,096)   (25.63)   (26,797)             0
Less Offering Costs                   --           --       --          --           (488)
Net Income (Loss)    		      --	2,557	    --         289     (1,723,314)
                                --------   ----------   ------   ---------   ------------
BALANCES, March 31, 2007        1,456.47   $1,463,980    158.16   $165,353   $ 14,654,960
                                ========   ==========   ======   =========   ============

Net asset value per unit,
   January 1, 2007			  $ 1,003.73		 $1,043.98
Net profit (loss) per unit                      1.43                  1.49
                                          ----------            ----------
Net asset value per unit
   March 31, 2007                         $ 1,005.16             $1,045.47
                                          ==========            ==========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   FOR THE PERIOD JANUARY 1, 2007 THROUGH MARCH 31, 2007
				  UNAUDITED

                                                                         JANUARY 1, 2007     JANUARY 1, 2006
                                                                             THROUGH             THROUGH
                                                                         MARCH 31, 2007      MARCH 31, 2006
                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $  (1,723,314)       $  (767,181)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Decrease (increase) in commodity futures trading accounts:
         Cash                                                                1,861,321            (164,765)
         Unrealized gain or loss on open commodity futures contracts          (157,263)         (1,782,584)
      Decrease (increase) in interest receivable                                (4,061)            (16,024)
      Decrease(increase) in receivable from Refco Capital Markets	       368,879			--
      (Decrease) increase in incentive fees payable                                 --                  --
      (Decrease) increase in management fees payable                            (6,511)             (4,148)
      (Decrease)increase in General Partner management fees payable	       (15,398)		   (32,354)
      (Decrease) increase in other accrued expenses                             10,294             (15,601)
                                                                          ------------        ------------
         NET CASH USED IN OPERATING ACTIVITIES                                 494,196          (2,782,656)
                                                                          ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                          (2,297,744)         (1,085,889)
   Sale of partnership units, net                                               99,017             569,179
                                                                          ------------        ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (2,198,727)           (516,710)
                                                                          ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (1,704,531)         (3,299,366)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                           13,513,720          21,483,743
                                                                          ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $ 11,809,189        $ 18,184,377
                                                                          ============        ============

The accompanying notes are an integral part of these statements




EVEREST FUND, L.P.

                     	NOTES TO FINANCIAL STATEMENTS
                             	March 31, 2007


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

On July 1, 1995 the Partnership recommenced the offering of its Units as a Regulation D, Rule 506 private placement. Effective June 4, 2004, the Partnership introduced a new share category, Class I Units, or Institutional Units which have an ongoing Offering and Organization fee of 1/12 of 0.10% of the NAV per unit per month and an on going compensation fee equal to 1% of the net asset value of Class I Units sold The Class A Units, (retail shares) continue to be charged an initial 1% Offering and Organization fee as a reduction to capital.

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

Refco , Inc. filed a plan under Chapter 11 ( the Plan ) and a Disclosure Document with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court, and became effective December 26, 2006. Based on the estimated recovery amounts contained in the schedules of the Plan and Disclosure Document the General Partner as of October 31, 2006 (but effective
September 30, 2006) reduced the value of the Class AA and Class II assets to 40% of the amounts at which such assets held at Refco were valued as of October 17, 2005. In accordance with Generally Accepted Accounting Principles and in particular rule FAS 5-3 paragraph 105, the write down was taken at September 30, 2006. As of October 17, 2005 the assets were valued at $7,482,332. The adjustment is $4,489,399 with a remaining asset balance of $2,992,933.This write down is only an estimate and was reflected in the statement of operations at September 30, 2006. Everest has not included litigation recoveries, if any, in the write down, because the success of such actions cannot be estimated at this time. No assurances can be made that there will be any further recoveries for Everest from these efforts.
The write down amount was determined after the issuance of Everest s September 30, 2006 investor account statements, and therefore the October investor statements that were issued in November reflected the revised
Net Asset Values for September 30, 2006.

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

On March 29, The Everest Fund, L.P. received the second in a series of anticipated distributions in the Refco matter in the amount of $368,878.96. Of the approximately $7,500,000 that became inaccessible in October 2005, we have now received $1,734,404.47. That represents an amount equal to
approximately 23% of the frozen assets.   The Fund has increased the Class A
units for each investor in the Fund by their pro rata share of the distribution. Checks have been mailed for the benefit of any investors who have redeemed.



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

Subject to restrictions on the redemption of Series AA or Series II units by existing investors as mentioned above, Limited Partners may cause any or all of their Class A Units to be redeemed as of the end of any month at net asset value on fifteen days' prior written notice to the Partnership, (for Class I Units, as of the end of any quarter on forty-five days notice), or such lesser period as is acceptable to the Partnership. Although the Agreement does not permit redemptions for the first six months following a Limited
Partner   s admission to the Partnership, the Agreement does permit the
Partnership to declare additional regular redemption dates. Class I Limited Partners may cause any or all of their Units to be redeemed as of the end of
any quarter on 45 days   prior written notice to the Partnership or such
lesser period as is acceptable to the Partnership. The Partnership will be dissolved at December 31, 2020, or upon the occurrence of certain events, as specified in the Limited Partnership Agreement.


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

Effective September 1, 2001, Mount Lucas Management Corporation ( MLM ) was added as a trading advisor with an initial allocation of $10 million. This allocation represented notional funding for the Partnership. MLM receives a monthly management fee of 0.0625% (0.75% annually) of the Partnership s month-end allocated assets as defined. Effective February 2003, the management fee was reduced to 0.04167% (0.50% annually). As MLM uses the MLM Index -- Unleveraged, they do not receive an incentive fee. MLM was terminated effective October 31, 2003.

Beginning in June 2003, John W. Henry & Company, Inc. ( JWH ) began trading JWH Global Analytics Program ( GAP ); Currency Strategic Allocation Program ( CSAP ) and Worldwide Bond Program ( WBP ) with a trading allocation of $27 million.

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


As of March 31, 2007 JWH s allocation was approximately $ 13.9 million (including approximately $ 0.89 million in notional funding). The General Partner may replace or add trading advisors at any time.


The Partnership, through August 31, 2005, cleared all of its futures trades through Cargill Investor Services, Inc. ( CIS ) and all of its foreign currency trading activity through CIS Financial Services, Inc. ( CISFS ), an affiliate of CIS. In September

 2005, Refco Group Ltd. acquired CIS and CISFS and the clearing and related services previously performed by CIS were performed by REFCO, LLC and the foreign currency trading previously performed by CISFS was provided by Refco Capital Markets, Ltd. Beginning in mid-October 2005, the Partnership engaged Calyon Financial, Inc. ( CFI ) as the Partnership s futures and options on futures broker, and engaged Calyon Financial, SNC ( CFS ) as the Partnership s foreign currency or forwards currency broker, (collectively referred to as the Clearing Brokers ). The agreements provide that the Clearing Brokers charge the Partnership brokerage commissions at the rate of between $5.80 to 10.70 per round-turn trade, plus applicable exchange, give up fees and NFA fees for futures contracts and options on futures contracts executed on domestic exchanges and over the counter markets. For trades on certain foreign exchanges, the rates may be higher.

The Partnership also reimburses the Clearing Brokers for all delivery, insurance, storage or other charges incidental to trading and paid to third parties.

The Partnership earns interest on 95% of the Partnership's average monthly cash balance on deposit with its Brokers at a rate equal to the average 91-day Treasury Bill rate for US Treasury Bills issued during that month.

Excluding amounts held at RCM, approximately 87% and 99% respectively of cash and cash equivalents at December 31, 2006 and 2005 are funds deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership s assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.


(5)    TRADING ACTIVITIES AND RELATED RISKS

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively derivatives ). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures and options on futures contracts requires margin deposits with a Futures Commission Merchant ( FCM ). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act ( CEAct ) requires an FCM to segregate all customer transactions and assets from the FCM s proprietary activities. A customer s cash and other property such as U. S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM s segregation requirements. In the event of an FCM s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

The Partnership has cash on deposit in the amount of $559,211 as of March 31, 2007 with an interbank market maker (Calyon Financial SNC) in connection with its trading of forward contracts. In the event of interbank market maker s insolvency, recovery of the Partnership assets on deposit may be
limited to forfeiture.   In the normal course of business, the Partnership
does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk, on its entire amount on deposit from counter party non-performance.

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

The Partnership receivable from RCM of approximately $1.1 million represents the Partnership s receivable from RCM, who is currently in bankruptcy.
These funds are unavailable to the Partnership until the bankruptcy proceedings are finalized.

Net trading results from derivatives for the periods presented are reflected in the statement of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership s speculative trading of futures contracts, options on futures contracts, and forward contracts.





(6)FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership s financial performance for the three months ended March 31, 2007. Total return is calculated as the change in a theoretical limited partner s investment over
the entire period.  An individual partner   s total returns and ratios may
vary from the total return based on the timing of contributions and withdrawals.

					        3/31/07	    3/31/06

1. Total return:      	        A Shares       -11.19%      -3.14%
 				I Shares       -10.46%      -2.37%
			       AA Shares	 0.14%       0.09%
			       II Shares         0.14%       0.09%
2. Ratio to average net assets:
Total income                    A Shares        -9.41%       -1.42%
		  	        I Shares        -9.75%       -1.22%
			       AA Shares	 0.40%        0.06%
		               II Shares         0.40%        0.06%

3. Expenses, excluding incentive fees:
                                 A Shares        1.99%          1.98%
			         I Shares        1.13%          1.21%
			        AA Shares	 0.25%         -0.02%
			        II Shares	 0.25%         -0.02%
Incentive fees

4. Total expenses
                       		 A Shares        1.99%          1.98%
			         I Shares        1.13%          1.21%
			        AA Shares	 0.25%         -0.02%
			        II Shares	 0.25%         -0.02%
\

The total income and general and expense ratios are computed based upon the weighted average net assets for the Partnership for the period ended March 31, 2007.


(7) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 30, 2007, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.



         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

 Fiscal Quarter ended March 31, 2007

The Partnership recorded a loss of $1,723,314 or $214.58 per Unit of Class A Units ( $216.69 for Class I Units, a gain of $1.43 for Class AA Units and a gain of $1.49 for Class II Units ) for the fiscal quarter ended
March 31, 2007. This compares to a loss of $ 767,181 or $70.29 per
Unit of Class A Units ($55.42 for Class I Units, a gain of $2.03 for Class AA Units and a gain of $2.11 for Class II Units) for
the fiscal quarter ended March 31, 2006.  The   quarter ended
March 31, 2007 showed a loss of 11.19% (total return) for the Class A Units of the fund ( 10.46% for the Class I Units, a gain of 0.14% for Class AA Units and a gain of 0.14% for Class II Units).

The Partnership continued to employ John W. Henry & Company, Inc. s (JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program. The Partnership has changed it s allocation to the Fund s investment firm, the John W. Henry & Company, Inc. (JWH). To reiterate, the Partnership has dropped the Fund s allocation to the Currency Strategic Allocation Program (CSAP) and increased the allocation to the Global Analytics Program (GAP) to 75% with the remaining 25% going to the World Wide Bond Program. We look forward to the possibility of better risk adjusted returns from the new allocation.

JWH is taking steps to reduce the volatility so long associated with JWH investment programs. The first step has been to install a new management team. As of January 2007, Mark Rzepsinski, the former President and Chief Investment Officer, has been replaced by Ken Webster as the new President and Matt Driscoll as the new Chief Investment Officer. Mr. Webster, who has been with the firm 12 years, is the former Senior Vice President and Chief Operating Officer. Mr. Driscoll, who has been with the firm 15 years, was the Senior Vice President of trading and research. We believe these changes will be productive for our Fund s investment at JWH.


Class A Units were positive 1.24% in January 2007 resulting in a Net Asset Value per unit of $ 1,940.87 as of January 31, 2007.

Class I Units were positive 1.51% resulting in a Net Asset Value of $2,102.21 as of January 31, 2007.

The Fund s performance was positive for the month of January. The interest rate sector led performance with strong gains as the program s systematic trend following approach enabled it to profit from a weakening trend in European and U.S. fixed income markets. The Fund s disciplined systematic investment style was able to profit despite short-term market moving events that caused spikes in volatility resulting in strong reversals. This type of activity diminished the Funds returns as the currency sector experienced losses due to a continuation of the reversal in the U.S. dollar s weakening trend (which started in December) against major European currencies.

The equity indices sector was slightly positive for the month despite losses in the Nasdaq E-mini which partially offset gains of the other components in the sector. The energy sector was slightly positive for the month despite changing weather conditions which caused extreme volatility within the sector. Despite the volatility within the sector, crude oil and London gas oil were able to offset the losses caused by natural gas which was the sectors worst performer. The currency sector was negative for the month as currency markets continued to oscillate. Towards the end of January, the dollar had its largest fall against the Japanese yen in more than two months after U.S. Treasury Secretary Henry Paulson said he would be watching the Japanese currency very carefully. This decline limited the Fund s gain in this market. The Japanese yen was the best performer in the sector, while the euro suffered the largest loss. The metals sector was negative for the month as precious metal prices reacted to fluctuations in the U.S. dollar.
The early January reversal in the U.S. dollar s weakening trend reduced the appeal of gold as an alternative investment. Gold generally moves in the opposite direction of the dollar. However, gold rose 3.9 percent for the month of January as the dollar once again weakened and speculation increased that the precious metal s decline was excessive. All components of the sector were negative for the month as a result of the increased volatility. The agriculture sector was negative for the month as price instability hurt performance. The sector s negative performance was limited by New York sugar, which was the sector s best performer, as prices continued to fall due to a global surplus of the commodity continued.

In conclusion, performance was positive for the month as the Fund benefited from the continued sell-off in U.S., European and British fixed income markets. The indices and energy sectors also added to performance and helped to offset losses in the currency sector which suffered sharp reversals as markets continued to speculate about the health of the world s industrialized economies. The agriculture and metals sectors also limited gains as short-term marketmoving events resulted in strong reversals or trend-less markets. As always, the program stands ready to potentially take advantage of any continuing or new trends that may emerge.


Update on the RCM recovery efforts


Refco, Inc. filed a plan under Chapter 11 (the Plan ) and a Disclosure Document with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court and became effective December 26, 2006. An initial distribution was made to investors in December 2006, please refer to last month s letter for details. The Plan Administration Committee, of which Peter Lamoureux is a member, is actively liquidating other assets. We anticipate another distribution within the next two months.

Class A Units were negative 4.77% in February 2007 resulting in a Net Asset Value per unit of $1,848.37 as of February 28, 2007.

Class I Units were negative 4.50% resulting in a Net Asset Value of $2,007.54 as of February 28, 2007.

The Fund s performance was negative for the month of February. This negative performance was a direct result of the explosion in volatility accompanying the last week of the month. Trading up to that point was positive for the month, but the events of the week reverberated throughout global markets and reversed what few trends had been evident earlier in the month. The events were primarily portrayed in the U.S. media as a stock market decline, but the issues were far broader than that. Whether pundits cared to lay the blame on the Chinese stock market or the trouble in the sub-prime loan sector, global markets awoke to a measure of short-term volatility not seen for many months which was not confined simply to the equities markets. As an example, the gold market hovered around the high $690s, a level not seen since May of last year. Similarly, the wheat, corn and soybean markets were hitting full-year highs as the last week of February opened. All of these markets suffered sharp declines during the last week, which translated to losses for the Fund. Another example of this sudden reversal in price behavior was the Japanese yen which was at its yearly low, but strengthened over 2 percent against the dollar in the last three trading sessions. These examples in unconnected markets give a flavor of how widespread the difficulty was in the last three days of the month. As long-term trend followers, JWH will position the Fund in the direction of a lasting move, so the Fund will be long a market that is reaching new yearly highs or short a market that is reaching new yearly lows. Part of the Funds strategy rests in investing in markets that behave differently from each other. In the unusual circumstances where historical uncorrelated markets reverse in lockstep, the Funds systematic approach will be susceptible to setbacks.

The metals sector was the best performing sector despite strong reversals in precious metals. The agriculture sector was also positive for the month as corn rose to a 10-year high in Chicago and soybeans reached $8.0775, their highest level since June 2004. The stock indices sector was slightly positive for the month despite the severe volatility in global equity markets.

The currency sector was negative for the month as the yen rallied against the dollar to its highest level in more than 19 months on February 27th amid a correction in U.S. stocks. The energy sector was negative for the month as natural gas reversed its strengthening trend and had its biggest loss in more than six weeks in New York. Crude oil s reversal also hurt performance as it rose to $61.79 a barrel, its highest closing price this year. All components of this sector exhibited negative performance for the month. The interest rate sector was also negative for the month as global bond markets reversed their weakening trend as the sell-off in the global equity markets at the end of the month fueled demand for government debt.

In conclusion, the Fund finished negative for the month as the weakness in global equity markets increased volatility in financial markets around the world. What does this sudden burst of volatility across markets mean? No one can be sure. Sometimes it is unexpected turbulence along the current path. Other times it is a harbinger of a major shift in direction. In the latter case, while the short-term performance is uncomfortable, the long-term trends which come from the change can more than make up for the discomfort. The Fund looks to the markets for its signals, and continues to apply its disciplined systematic trading approach. The Fund was not positioned for this sudden turn of events. However, an element of turmoil has been injected into the markets, which if it persists, has the potential to be a positive development for the Fund s style of trading. The Fund remains poised to potentially take advantage of new opportunities as they present themselves.



Update on the RCM recovery efforts

Refco, Inc. filed a plan under Chapter 11 (the Plan ) and a Disclosure Document with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court and became effective December 26, 2006. An initial distribution was made to investors in December 2006. The Plan Administration Committee, of which Peter Lamoureux is a member, is actively liquidating other assets. We anticipate another distribution within the next two months.


Class A Units were negative 7.89% in March 2007 resulting in a Net Asset Value per unit of $1,702.45 as of March 31, 2007.

Class I Units were negative 7.63% resulting in a Net Asset Value per unit of $1,854.33 as of March 31, 2007.

The Fund experienced losses in March as the explosion in volatility that occurred at the end of February continued into early March. On February 27th, the largest drop in China s stock market in a decade and the global sell-off that followed seemed to shift market sentiment towards fears about the slowdown in the U.S. housing market and the overall health of the U.S. economy. The sudden reappearance of risk in the world financial markets caused losses in various sectors as the Fund s systematic trading approach was not positioned for this sudden turn of events. The currency, metal and agriculture sectors all suffered losses at the beginning of the month as sharp reversals, which carried over from February, led to the exiting of
positions.   The markets quickly stabilized and spent the remainder of the month retracing their overextended moves. Performance suffered even further towards the end of the month as global fixed-income markets weakened. The energy sector was positive for the month as weather and geopolitical events were the driving forces of price movements.
In conclusion, the Fund s performance was negative for the month as the drop in global equity markets, which increased volatility in financial markets around the world, carried over into the first few days of March. The Fund s systematic trend following methodology caused it to exit positions during this difficult turn of events. Short-term market dislocations can be a harbinger of a major shift in trends. However, the dislocation of the markets thus far has been a short-lived phenomenon, resulting in a temporary spike in volatility. The Fund will continue to apply our disciplined systematic trading approach to potentially take advantage of new opportunities as they present themselves.



Update on the RCM recovery effort

Second Refco Distribution (Not applicable to investors who came into the Fund after October 2005)

Refco, Inc. filed a plan under Chapter 11 (the Plan ) and a Disclosure Document with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court and became effective December 26, 2006. An initial distribution was made to investors in December 2006. The Plan Administration Committee, of which Peter Lamoureux is a member, is actively liquidating other assets.
On March 29, The Everest Fund, L.P. received the second in a series of anticipated distributions in the Refco matter in the amount of $368,878.96. Of the approximately $7,500,000 that became inaccessible in October 2005, we have now received $1,743,404.47. That represents an amount equal to
approximately 23% of the frozen assets.   The Fund has increased the Class A
units for each investor in the Fund by their pro rata share of the distribution. Checks have been mailed for the benefit of any investors who have redeemed.

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


   Fiscal Quarter ended March 31, 2006

The Partnership recorded a loss of $767,181 or $70.29 per Unit of Class A
Units ($55.42 for Class I Units, a gain of $2.03 for Class AA Units and a gain of $2.11 for Class II Units) for the fiscal quarter ended March 31, 2006. This compares to a loss of $3,249,420 or $218.23 per Unit of Class A Units ($202.84 for Class I Units) for the fiscal quarter ended March 31, 2005.
The   quarter ended March 31, 2006 showed a loss of 3.14% (total return)
for the Class A Units of the fund (-2.37% for the Class I Units,a gain of 0.09% for Class AA Units and a gain of 0.09% for Class II Units).

The Partnership continued to employ John W. Henry & Company, Inc. s (JWH) Global Analytics Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Program.
Class A Units were negative 2.71% in January 2006 resulting in a Net Asset Value per unit of $2,177.48 as of January 31, 2006.

Class I Units were negative 2.45% resulting in a Net Asset Value of $2,284.32 as of January 31, 2006.

The Fund s overall return was negative for the month of January as losses in the interest rate, currency and energy sectors outweighed the gains achieved in the other sectors. The interest rate sector led the Fund s losses on increased speculation of rising global interest rates. The metals sector led the positive performing sectors along with more moderate gains achieved in both indices and agriculture. Metals benefited from gold rising to a 25-year high as investors sought a safe haven in the precious metal. This was due to increased fears about Iran s nuclear program and a Hamas led-Palestinian government.

The fixed income sector was the Fund s worst performing sector as the fixed income markets in the U.S., Europe and Japan sold-off over fears of their respective central banks raising interest rates. The currency sector also suffered losses as the U.S. dollar posted its biggest monthly decline against the euro since November 2004. The dollar also suffered losses against the Swiss franc, Japanese yen and the euro as investors no longer expected interest rate differentials to benefit the dollar as the spread narrowed between the U.S. and both European and Japanese interest rates. The Fund s energy sector underperformed as volatility within the sector increased as oil and natural gas are now being used as geopolitical weapons by Iran, Russia, Venezuela and militants in Bolivia. Crude oil, which is up 41 percent from a year ago and 11 percent for the month, helped to limit losses in this sector despite the increased volatility. However, the gains were not enough to offset the losses incurred in natural gas, which for the first time in almost 6 months dropped below $8 in New York. Natural gas fell 17 percent for the month as mild weather in the largest U.S. consuming regions cut demand which limited the need for utilities to pull from reserves stored in underground aquifers and caverns.

The metals sector was the best performing sector for the month. Gold extended its surge to a 25-year high, and silver climbed to its highest level since March 1984. Gold s increase occurred on concerns that the dollar may weaken because of higher oil prices, increasing the metal s appeal as a hedge against further declines in the U.S. currency. Global Stock Indices were positive for the month as European stock indices had their best January rally in eight years as energy stocks along with miners and steelmakers gained on expectations earnings would benefit from higher commodity prices. The agriculture sector was also positive on the month as sugar reached a 16-year high in London and a 25-year high in New York. The record highs were a result of the surging cost of crude oil which increased the demand for ethanol, a sugar cane by-product. Brazil, the biggest producer and exporter of sugar, is converting more of its cane crop to ethanol to cope with record gasoline prices.

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

Class A Units were negative 5.91% in February 2006 resulting in a Net Asset Value per unit of $2,048.72 as of February 28, 2006.

Class I Units were negative 5.65% resulting in a Net Asset Value of $2,155.24 as of February 28, 2006.

The Fund s performance was negative for the month as listless markets continued to hamper the Fund s long-term trend following approach. The majority of the losses were realized in the currency sector. Currency markets gyrated over speculation surrounding potential global interest rate moves. The energy sector incurred losses on concerns over geopolitical events. While the market continued to be apprehensive over the situation in Iran and Iraq, attacks in Nigeria and Saudi Arabia added to the market s trepidation. Limiting losses in this sector was natural gas, as prices fell to their lowest level in almost nine months. The metals sector was also negative for the month as volatility hurt performance. Global Stock indices did not perform well for the month as Asian stocks posted their first monthly decline since October 2005 and the Nasdaq dropped 1.1 percent. Market instability was also a factor in the indices sector as U.S. stocks suffered their biggest loss in five weeks on the last day of trading in February. The interest rate sector was slightly positive for the month as performance in various markets counterbalanced each other. Performance in the agriculture sector was slightly negative for the month as trading in N.Y coffee and N.Y. sugar hindered returns, while trading in CBOT wheat limited losses.

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

The issue on whether the Refco Capital Markets (RCM) case should be converted to Chapter 7 liquidation was heard by the courts during February and early March. Closing arguments will be heard on Tuesday, March 14th. Everest Asset Management, Inc., the Official Committee of Unsecured Creditors, and the debtors (Refco) object to the conversion. We may know the Judge s ruling on Tuesday the 14th, or shortly thereafter. Everest Asset Management, Inc. remains available to answer any questions specific to the Everest Fund. The Fund's offering documents have been updated and we have had new investments for January, February and March.
Class A Units were positive 5.81% in March 2006 resulting in a Net Asset
Value per unit of $2,167.80 as of March 31, 2006.

Class I Units were positive 6.08% resulting in a Net Asset Value per unit of $2,286.17 as of March 31, 2006.

The fixed income sector led performance with robust gains as the Fund s systematic trend-following approach enabled it to profit from rising global interest rates. The indices and metal sectors also added to the positive performance as silver continued to trend higher, and the indices sector benefited from stronger economic data in Europe. The indices sector also profited from the continued strength of commodity stocks on the back of global growth in China. Limiting the Fund s gains for the month was the currency sector, which continued to suffer from range-bound trading, along with underperformance in both the energy and agriculture sectors.

The fixed income sector was the Fund s strongest performer for month as Japanese, German and U.S. government debt endured stronger than expected consumer confidence and rising inflationary fears. The indices sector was also positive for the month as Asian stocks approached a 16-year high on surging demand for metals and oil, and the Nikkei 225 climbed above 17,000 for the first time in more than five years. The metals sector was also profitable for the month as silver reached $11.66 on March
30th, the highest intraday price since September 1983.

The energy sector was the Fund s worst performer as geopolitical induced volatility limited gains within the sector. Performance in the currency sector was also negative for the month as range-bound trading continued to negatively affect the Fund s long term trend following approach. Although some currencies had directional moves during the month, they were then accompanied by strong reversals. The agriculture sector also underperformed for the month as gains made in London sugar were not enough to offset the underperformance caused by the weakness in CBOT wheat and corn.

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





Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2005.

Item 4.			Controls and Procedures

Within 90 days of the date of this report an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company s disclosure controls and procedures. Based on that evaluation, the Company s management, including the President, concluded that the Company s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company s period filings with the Securities and Exchange Commission. There have been no significant changes in the company s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.



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

There has been no material change with respect to risk factors since the "Risk Factors" were disclosed in the Form 10K of the Partnership dated December 31, 2005.


Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

                  	See Part I, Statement of Changes in Partner  s
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

                                EVEREST FUND, L.P.

Date: May 15, 2007     By:  Everest Asset Management, Inc.,
                                     its General Partner



				          By:__/s/ Peter Lamoureux_____

					        Peter Lamoureux
					        President