Form 10-Q
period 2007-06-30
EVEREST FUND L P
filed 2007-08-16
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2007

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

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

Following are financial Statements for the fiscal quarter ending June 30, 2007

			Fiscal Quarter	Year to Date   Fiscal Year 	Fiscal Quarter	 Year to Date
			Ended 6/30/07	 to 6/30/07    Ended 12/31/06	Ended 6/30/06	  to 6/30/06
			-------------	------------	--------------	--------------	-------------

Statement of
   Financial Condition		X				X

Schedule of Investments				X

Statement of Operations		X		X				X		X

Statement of Changes
   in Partner's Capital				X

Statements of Cash Flows	X		X				X		X

Notes to Financial		X
    Statements


see accompanying notes to financial statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
			---------------------------------
				  UNAUDITED

                                                                   JUNE 30, 2007     DECEMBER 31, 2006
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $ 9,791,636         $13,513,720
Equity in commodity trading accounts:
   Cash                                                               2,552,026           4,204,891
   Net unrealized trading gains (losses) on open contracts              930,855             328,654
Receivable from Refco Capital Markets, Ltd. (Note 1)                    590,356           1,627,407
Interest receivable                                                      80,629              94,086
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $13,945,501         $19,768,758
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $ 1,163,940         $   898,266
   General partner management fee payable                                33,068              72,484
   Advisor's management fee payable                                      21,523              31,286
   Accrued expenses                                                     137,240              55,424
                                                                    -----------         -----------
      TOTAL LIABILITIES                                               1,355,772           1,057,460
                                                                    -----------         -----------

PARTNERS' CAPITAL
   Limited partners, A Shares (5,054.48 and 7,712.69 units
      outstanding)                                                    9,591,967          14,785,460
   Limited partners, I Shares (984.36 and 932.14 units
      outstanding)                                                    2,050,197           1,930,473
   Limited partners, AA Shares (854.16 and 1,786.21 units
      outstanding)                                                      851,402           1,792,866
   Limited partners, II Shares (92.75 and 193.97 units
      outstanding)                                                       96,163             202,499
                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        12,589,729          18,711,298
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $13,945,501         $19,768,758
                                                                    ===========         ===========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
			        JUNE 30, 2007
				-------------
				   UNAUDITED

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Sep 07                38      $   (20,096)       -0.16%
Energy                                        Jun 07 - Oct 07      132          165,732         1.32%
Agriculture                                   Sep 07 - Dec 07      347          222,666         1.77%
Indices 				      Sep 07		    16            5,408         0.04%
                                                                            -----------        -----
                                                                                373,710         2.97%
FORWARD POSITIONS
Currencies                                    Jul 07                             63,459         0.50%
                                                                            -----------        -----
   Total long positions                                                      $  437,169         3.47%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Sep 07 - Mar 08      600          408,684         3.25%
Metals					      Aug 07 - Sep 07      136           56,900         0.45%
Energy                                        Oct 07                28          150,980         1.20%
Agriculture                                   May 07               142             (931)       -0.01%
Currencies                                    Jun 07                81          (17,213)       -0.14%
                                       					    -----------	       -----
                                                                                598,420		4.75%

FORWARD POSITIONS
Currencies                                    Jun 08                           (104,735)       -0.83%
                                                                            -----------        -----
   Total short positions                                                        493,685         3.92%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                            930,855         7.39%

CASH AND CASH EQUIVALENTS                                                     9,791,636        77.77%
CASH ON DEPOSIT WITH BROKERS                                                  2,552,026        20.27%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                     (684,788)       -5.44%
                                                                            -----------        -----
NET ASSETS                                                                  $12,589,729         100%
                                                                            ===========        =====

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE PERIOD APRIL 1, 2007 THROUGH JUNE 30, 2007
	       --------------------------------------------------
				   UNAUDITED

                                                     APRIL 1, 2007    JANUARY 1, 2007
							 THROUGH	    THROUGH
						     JUNE 30, 2007      JUNE 30, 2007
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading loss
   on closed contracts                               $   970,708  	 $  (780,531)
Change in net unrealized trading gain
  (loss) on open contracts                               445,698  	     602,200
Net foreign currency translation loss             	  (6,451)  	      (9,556)
Brokerage Commissions                                    (39,237)  	     (77,676)
                                                     -----------   	 ------------
   NET TRADING INCOME (LOSS)                           1,370,719   	    (265,563)

Interest income, net of cash management fees             161,574    	     365,630
                                                     -----------   	 ------------
   TOTAL INCOME (LOSS)                                 1,532,293    	     100,067
                                                     -----------   	 ------------

EXPENSES:
   General partner management fees                       126,703    	     311,780
   Advisor Management fees                                66,541      	     149,636
   Administrative expenses                                83,420       	     106,336
                                                     -----------   	   ----------
   TOTAL EXPENSES                                        276,665    	     567,752
                                                     -----------   	   ----------
NET INCOME (LOSS)                                    $ 1,255,628  	 $  (467,686)
                                                     ===========   	 ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $    195.26         $   (19.31)
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD               $    228.44         $    11.75
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING ENTIRE PERIOD              $     (8.39)	  $   (6.96)
                                                     ===========	 ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING ENTIRE PERIOD             $      (8.72)	  $   (7.23)
                                                     ===========	 ==========

The accompanying notes are an integral part of these statements.

                              EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                       STATEMENTS OF OPERATIONS-CONTINUED
               FOR THE PERIOD APRIL 1, 2006 THROUGH JUNE 30, 2006
               --------------------------------------------------
				   UNAUDITED

                                                     APRIL 1, 2006	JANUARY 1, 2006
							 THROUGH	    THROUGH
						     JUNE 30, 2006      JUNE 30, 2006
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading loss
   on closed contracts                               $ 2,133,711  	 $  (162,183)
Change in net unrealized trading gain
  (loss) on open contracts                            (2,298,034)  	    (515,461)
Net foreign currency translation gain (loss)             (31,508)  	     (32,245)
Brokerage Commissions                                    (33,270)  	     (75,931)
                                                     -----------   	 ------------
   NET TRADING INCOME (LOSS)                            (229,100)   	    (785,820)

Interest income, net of cash management fees             265,028    	     497,800
                                                     -----------   	 ------------
   TOTAL INCOME LOSS)                                     35,928    	    (288,020)
                                                     -----------   	 ------------

EXPENSES:
   General partner management fees                       296,305    	     586,731
   Advisor Management fees                               132,731      	     266,133
   Administrative expenses                                27,541       	      46,947
                                                     -----------   	   ----------
   TOTAL EXPENSES                                        456,578    	     899,811
                                                     -----------   	   ----------
NET INCOME (LOSS)                                    $  (420,650)  	 $(1,187,831)
                                                     ===========   	 ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $    (77.87)         $ (148.16)
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD               $    (64.19)        $  (119.61)
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING ENTIRE PERIOD              $     (0.80)	$      1.22
                                                     ===========	 ==========


NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING ENTIRE PERIOD              $     (0.84)	 $     1.27
                                                     ===========	 ==========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD JANUARY 1, 2007 THROUGH JUNE 30, 2007
	       ----------------------------------------------------
	       			  UNAUDITED

                                                                             LIMITED
                                   UNITS     LIMITED PTRS        UNITS        PTRS
                                 A SHARES      A SHARES        I SHARES     I SHARES
                                ----------   ------------      --------    ----------
BALANCES, January 1, 2007         7,712.69     14,785,460        932.14     1,930,473
Additional Units Sold                25.51         50,000         23.78        50,000
Redemptions                      (2,913.23)    (5,189,043)        (9.32)      (17,273)
Transfers Between Classes	    229.51        415,578	  37.76	       75,337
Less Offering Costs                     --           (495)           --          (936)
Net Loss                                --       (469,533)           --        12,596
                                ----------   ------------      --------    ----------
BALANCES, June 30, 2007           5,054.48   $  9,591,967        984.36    $2,050,197
                                ==========   ============      ========    ==========

Net asset value per unit,
   January 1, 2007                           $   1,917.03                   $ 2,071.02
Net profit (loss) per unit                         (19.31)                       11.75
Net asset value per unit
   June 30, 2007                             $   1,897.72                    $2,082.77
                                             ============                   ==========

                                  UNITS      LIMITED     UNITS    LIMITED
                                   AA        PTRS AA      II      PTRS II
                                 SHARES      SHARES     SHARES     SHARES        TOTAL
                                --------   ----------   ------   ---------   ------------

BALANCES, January 1, 2007       1,786.21    1,792,866   193.97     202,499     18,711,298
Additional Units Sold                 --           --       --          --        100,000
Redemptions                      (156.54)    (516,228)  (10.18)    (29,908)    (5,752,452)
Transfers Between Classes	 (775.51)    (415,578)  (91.04)    (75,337)             0
Less Offering Costs                   --           --       --          --         (1,431)
Net Profit (Loss)    		      --       (9,658)	    --      (1,091)      (467,686)
                                --------   ----------   ------   ---------   ------------
BALANCES, June 30, 2007           854.16   $  851,402    92.75   $  96,163   $ 12,589,729
                                ========   ==========   ======   =========   ============

Net asset value per unit,
   January 1, 2007			  $ 1,003.73		 $1,043.98
Net profit (loss) per unit                     (6.96)                (7.23)
                                          ----------            ----------
Net asset value per unit
   June 30, 2007                          $   996.77             $1,036.75
                                          ==========            ==========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                FOR THE PERIOD JANUARY 1, 2007 THROUGH JUNE 30, 2007
		----------------------------------------------------
				  UNAUDITED

                                                                      APRIL 1, 2007      JANUARY 1, 2007
                                                                         THROUGH             THROUGH
                                                                      JUNE 30, 2007      JUNE 30, 2007
                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                                  $  1,255,628      $    (467,686)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Decrease (increase) in commodity futures trading accounts:
         Cash                                                              (208,456)          1,652,865
         Unrealized gain or loss on open commodity futures contracts       (444,937)           (602,200)
      Decrease (increase) in interest receivable                             17,518              13,457
      Decrease (increase) in receivable from Refco Capital Markets, Ltd     507,924           1,037,051
      (Decrease) increase in General Partner management fees payable        (24,018)            (39,416)
      (Decrease) increase in management fees payable                         (3,252)             (9,763)
      (Decrease) increase in other accrued expenses                          71,524              81,818
                                                                         ------------        ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              1,171,931           1,666,126
                                                                         ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                       (3,189,035)         (5,486,779)
   Sale of partnership units, net                                              (448)             98,569
                                                                         ------------        ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (3,189,483)         (5,388,210)
                                                                         ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (2,017,552)         (3,722,084)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                        11,809,188          13,513,720
                                                                         ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                            $  9,791,636        $  9,791,636
                                                                         ============        ============

The accompanying notes are an integral part of these statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                       STATEMENTS OF CASH FLOWS-CONTINUED
               FOR THE PERIOD JANUARY 1, 2006 THROUGH JUNE 30, 2006
	       ----------------------------------------------------
				  UNAUDITED

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
                                                                        ============        ============

The accompanying notes are an integral part of these statements

                             EVEREST FUND, L.P.

                     	NOTES TO FINANCIAL STATEMENTS
                             	June 30, 2007


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


On December 28, 2006, The Everest Fund, L.P. received the first in a series of anticipated distributions in the Refco matter. Of the approximately $7,500,000 that became inaccessible in October 2005, the first distribution received by the Fund in the amount of $1,365,525.51 was equal to approximately 18% of the frozen assets. The December 2006 statement reflected a prorata decrease in the number of AA and II shares, and a corresponding increase in the A units or I units to reflect their pro rata share of the distribution for investors who have been in the Fund since October 12, 2005. For investors who were in the Fund on October 12, 2005 and have since redeemed, the Partnership redeemed a portion of their AA and II shares effective December 31,2006 and sent out checks for their pro rata share of the distribution in January 2007. These changes do not apply to those who have come into the Fund after October 2005.

On March 29, 2007 The Everest Fund, L.P. received the second in a series of anticipated distributions in the Refco matter in the amount of $368,878.96 for a cumulative total received of $1,734,404.47. That represents an amount equal to
approximately 23% of the frozen assets.   The Fund has increased the Class A
units for each investor in the Fund by their pro rata share of the distribution. Checks have been mailed for the benefit of any investors who have redeemed. These changes do not apply to those who have come into the Fund after October 2005.

On June 28, 2007 Everest received a third distribution from Refco in the amount of $668,172.21. That amount is equal to approximately 9 cents on the dollar of the original amount that was frozen in October 2005. This, in addition to the other distributions, brings the recovery to approximately 32 cents on the dollar so far. The Fund has increased the Class A units for each investor in the Fund by their pro rata share of the distribution. Checks have been mailed for the benefit of any investors who have redeemed. These changes do not apply to those who have come into the Fund after October 2005.

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


Beginning in June 2003, John W. Henry & Company, Inc. (" JWH ") began trading JWH Global Analytics Program (" GAP "); Currency Strategic Allocation Program (" CSAP ") and Worldwide Bond Program (" WBP ") with a trading allocation of $27 million. CSAP was eliminated as a trading program on January 1st, 2007, and WBP was dropped on May 31st 2007, leaving GAP as the sole JWH program.

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

Excluding amounts held at RCM, substantially all of cash and cash equivalents at June 30, 2007 and 2006 are funds deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership ' s assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.


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

The Partnership has cash and open positions on deposit in the amount of $619,863.23 as of June 30, 2007 with an interbank market maker (Calyon Financial SNC) in connection with its trading of forward contracts. In the event of interbank market maker 's insolvency, recovery of the
Partnership assets on deposit may be subject to forfeiture.   In the
normal course of business, the Partnership does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk, on its entire amount on deposit from counter party non-performance.

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

The Partnership receivable from RCM of approximately 0.6 million represents the Partnership ' s receivable from RCM, who is currently in bankruptcy. These funds are unavailable to the Partnership until the bankruptcy proceedings are finalized.

Net trading results from derivatives for the periods presented are reflected in the statement of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership ' s speculative trading of futures contracts, options on futures contracts, and forward contracts.



(6)FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership ' s financial performance for the six months ended June 30, 2007. Total return is calculated as the change in a theoretical limited partner ' s investment over the entire period. An individual partner ' s total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.

Selected Financial Statistics and Ratios:
					      6/30/07     6/30/06

1. Total return:      	        A Shares        -1.01%     -6.62%
 			        I Shares         0.57%     -5.11%
			        AA Shares       -0.69%	    0.05%
			       II Shares        -0.69%	    0.05%

2. Ratio to average net assets:
                  Total income  A Shares         0.23%     -1.06%
		  	        I Shares         3.12%     -2.64%
	 		       AA Shares         0.79%	    0.12%
	                       II Shares	 0.79%      0.12%

3. Expenses, excluding incentive fees:
                                A Shares         4.23%	    4.16%
			        I Shares         2.50%      2.63%
			       AA Shares	 1.43%      0.07%
			       II Shares	 1.43%      0.07%

4. Incentive fees  			         0.00%	    0.00%
5. Total expenses
                       	        A Shares         4.23%	    4.16%
			        I Shares         2.50%	    2.63%
			       AA Shares	 1.43%	    0.07
			       II Shares	 1.43%      0.07

The total income and general and expense ratios are computed based upon the weighted average net assets for the Partnership for the period ended June 30, 2007 and 2006.


(7) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 30, 2007.


The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.




         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

			3 months ended ended June 30, 2007

The Partnership recorded a gain of $ 1,255,628 or $195.26 per Unit of Class A Units ($ 228.44 for Class I Units, a loss of $8.39 for Class
AA Units and a loss of $8.72 for Class II Units) for the fiscal quarter ended June 30, 2007. This compares to a loss of $420,650 or $77.87 per Unit of Class A Units ($64.19 for Class I Units, .80 for Class AA
Units and .84 for Class II Units) for the fiscal quarter ended June
30, 2006.  The quarter ended June 30, 2007 showed a gain  of 11.47%
( total return) for the Class A Units of the fund (12.32% for the Class I Units, -0.83% for Class AA Units and -0.83% for Class II Units).

The Partnership continued to employ John W. Henry & Company, Inc. ' s (JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program.

Class A Units were negative  -0.06 % in April 2007 resulting in a
Net Asset Value per unit of $ 1,701.514  as of April 30, 2007.

Class I Units were positive 0.21 % resulting in a Net Asset Value per unit of $1,858.17 as of April 30, 2007.

      The Fund s performance was essentially even for the month of April. The Fund s disciplined systematic trading approach took advantage of opportunities that emerged as global financial markets recovered from the explosion in volatility that occurred at the end of February and continued into March. The temporary dislocation of the financial markets appears to have laid the foundation for a major shift in trends. The currency, indices and agriculture sectors all achieved gains as various components of each sector developed and sustained profitable trends. The currency sector was the Fund s best performer as various previously range-bound currencies set historic highs and lows. The euro reached an all-time high against both the U.S. dollar and the Japanese yen, while the British pound reached a 25-year high against the dollar. The stock indices sector was positive for April as stronger-than-expected 1st quarter earnings, an increase in mergers and acquisitions, economic growth in Europe, and benign inflation in the U.S. drove global equity prices higher. The agriculture sector was slightly positive for the month as the majority of the gains achieved in N.Y. cotton and coffee were partially offset by losses in CBOT wheat. The metals sector was negative for the month. Gold slightly offset losses as the precious metal reached an 11 month high when demand for a hedge against the weakness in the dollar increased. The energy sector was negative for the month as weather and geopolitical events once again were the driving force behind price movements. The interest rate sector was negative for the month as uncertainty grew over the interest rate policy of the central banks of the world s two largest economies.

      In conclusion, the Fund s performance was essentially even for the month as new trends materialized in the aftermath of the dislocation of the markets caused by the overreaction to the drop in global equity markets towards the end of the first quarter. The Fund benefited as range-bound markets, which have been detrimental to the Fund s performance, gave way to potentially strong directional movements. The Fund will continue to apply its disciplined systematic trading approach to potentially take advantage of continuing or new opportunities as they present themselves.


      Trading Allocation

      At the end of May 2007 we will redeem our allocation to the World Wide Bond Program and be invested 100% in the Global Analytics Program
(GAP). The JWH GAP has been JWH s most efficient program as measured by various risk/reward parameters and it trades a diverse portfolio of bonds, currencies and commodities.
	We would like all investors to know that although we are trying to stay the course with JWH and exercise patience, we are also exploring the possibility of adding other managers who may complement JWH due to their differences in style, holding periods and markets traded. Before we make a decision (if any) to add other managers, we will keep you informed.



Class A Units were positive 0.60 % in May 2007 resulting in a Net Asset Value per unit of $1,711.64 as of May 31, 2007.

Class I Units were positive 0.86% resulting in a Net Asset Value per unit of $1,874.11 as of May 31, 2007.

The Fund s performance was positive for the month of May. The interest rate sector drove performance with strong gains as the Fund s disciplined systematic trend-following approach enabled it to profit from falling bond markets in the U.S. and Europe. The stock indices sector also added to positive performance as better-than-expected earnings and stronger-than-expected economic growth sent equity indexes across the globe to new highs. The currency sector was slightly positive for the month also as the dollar strengthened against the Japanese yen.

The energy sector was negative for the month as energy markets remained range-bound. The metals sector was negative for the month as a reversal in precious metals hurt performance as the Fund exited positions. The agriculture sector was negative for the month as supply once again drove price action.

In conclusion, performance was positive for the month as the Fund s systematic trading approach benefited from continued strong directional movements in European debt markets, and the apparent emergence of a weakened trend in U.S. debt markets. While we cannot say how long this trend will last, this sector s move is encouraging. The Fund will continue to apply its trading approach to potentially take advantage of continuing or new opportunities as they present themselves.

Trading Manager Allocation
We are very pleased to announce that the Fund will be making an allocation to the Morningstar Long / Short commodity Index. The
Index is a momentum based strategy that holds a basket of 19 physical commodity contracts either long or short.
We will send more information about the allocation and the Morningstar Commodity Index in the next few weeks. We anticipate an allocation on or about the 1st of August.


Class A Units were positive  10.87 % in June 2007 resulting in a
Net Asset Value per unit of $1,897.72  as of June 30, 2007.

Class I Units were positive 11.13 % resulting in a Net Asset Value per unit of $2,082.77 as of June 30, 2007.

The Fund s performance was positive for the month of June. Despite potentially market-dislocating events, including terrorism incidents in the United Kingdom and the subprime mortgage problems in the United States, the Fund was able to profit as its long-term trend-following approach excelled, holding profitable positions through the market turmoil. The Fund s systematic approach has profited over the past few months since the equity induced dislocation of financial markets that occurred towards the end of the 1st quarter, which we suggested might be a precursor for a major shift in market trends. While discretionary funds and shorter-term trend-followers may have been forced out of profitable positions due to instability in the market, the Fund s clients were rewarded for its longer-term focus. The fixed income, energy, agriculture and currency sectors all achieved gains as various components of each sector sustained previously existing or developed new profitable trends. The interest rate sector was one of the Fund s best performing sectors for the second consecutive month as it continued to take advantage of the fall in U.S. and European bond markets.

The energy sector was the Fund s best performing sector in June as increased terrorism fears combined with lower-than-expected supplies in petroleum-based products and higher-than-expected supplies in natural gas drove the sector s performance. The currency sector was positive for the month as the Japanese yen suffered its biggest quarterly loss against the euro and the dollar since 2001. The agriculture sector was positive for the month as cotton and CBOT wheat drove performance.

The metals sector was basically flat for the month while the stock indices sector was negative as range-bound markets and trend reversals dominated both these sectors.

 In conclusion, the Fund s systematic long-term trading approach profited from strong trends that have developed in various components of the fixed income, energy, agriculture and currency sectors, while avoiding the short-term effects of financial market dislocations that occurred during the month. The Fund s long-term trend following philosophy has allowed it to post gains as many trends have extended through the 2nd quarter and we remain optimistic that this is only the beginning. The Fund will continue to apply its disciplined trading philosophy to potentially take advantage of any new or continuing opportunities as they present themselves.

New Allocation

We are very pleased to announce that the Fund will be making an allocation to the Morningstar Long / Short Commodity Index. The
Index is a momentum based strategy that holds a basket of 19 physical commodity contracts either long or short.
We will send more information about the allocation and the Morningstar Commodity Index in the next few weeks. We anticipate an allocation within the next few months.

Update on the RCM recovery efforts (For those investors in the
Fund in October 2005)
      Refco, Inc. filed a plan under Chapter 11 ( the  Plan  ) and a Disclosure Document with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court and became effective December
26, 2006.  An initial distribution was made to investors in
December 2006. The Plan Administration Committee, of which Peter Lamoureux is a member, is actively liquidating other assets.
      On March 29, The Everest Fund, L.P. received the second in a series of anticipated distributions in the Refco matter in the amount of $368,878.96. Of the approximately $7,500,000 that became inaccessible in October 2005, we have now received
$1,743,404.47. That represents an amount equal to approximately
23% of the frozen assets.   The Fund has increased the Class A units
for each investor in the Fund by their pro rata share of the distribution. Checks have been mailed for the benefit of any
investors who have redeemed.    We expect additional distributions
between now and the end of June 2007
      On June 28th, 2007 Everest received a third distribution from Refco in the amount of $668,172.21. That amount is equal to approximately 9 cents on the dollar of the original amount that was frozen in October 2005. This, in addition to the other distributions, brings the recovery to approximately 32 cents on the dollar so far. The Fund has increased the Class A units for each investor in the Fund by their pro rata share of the distribution. Checks have been mailed for the benefit of any investors who have redeemed.

      The Plan Administration Committee is working with the other estate professionals to effect additional distributions. We will continue to keep you informed.


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

3 months ended June 30, 2006

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

Class A Units were positive 13.63% in April 2006 resulting in a Net Asset Value per unit of $2,463.35 as of April 30, 2006.

Class I Units were positive 13.50% resulting in a Net Asset Value per unit of $2,594.70 as of April 30, 2006.

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

The Company s management, including the President, based on it s evaluation of the Company's disclosure controls and procedures as of the end of this reporting period,June 30, 2007, have concluded that they are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.


                      Part II.  OTHER INFORMATION


Item 1.     Legal Proceedings

The Partnership is a creditor of RCM in the bankruptcy case filed in the United States Bankruptcy Court, Southern District of New York, captioned In re Refco Inc., et al., case number 05-60006 (RDD). Based on information provided to the Partnership by RCM, the Partnership has cash and open trade equity in neutral currency positions of approximately $ $590,000 remaining at RCM. The amount of such assets which the Partnership will ultimately recover, if any, is unknown at this time.

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

There has been no material change with respect to risk factors since the "Risk Factors" were disclosed in the Form 10K of the Partnership dated December 31, 2006.


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

		Filed notice of late 2nd quarter 10 Q filing on August 14th, 2007 in the form of 8-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.




      EVEREST FUND, L.P.

Date: August 16, 2007  By: Everest Asset Management, Inc., its General Partner



				          By:/s/ Peter Lamoureux
					-------------------------
					        Peter Lamoureux
					        President