Form 10-Q
period 2007-09-30
EVEREST FUND L P
filed 2007-11-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2007

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

			Fiscal Quarter	Year to Date   Fiscal Year 	Fiscal Quarter	 Year to Date
			Ended 9/30/07	 to 9/30/07    Ended 12/31/06	Ended 9/30/06	  to 9/30/06
			-------------	------------	--------------	--------------	-------------

Statement of
   Financial Condition		X				X

Schedule of Investments				X

Statement of Operations		X		X				X		X

Statement of Changes
   in Partner's Capital				X

Statements of Cash Flows	X		X				X		X

Notes to Financial		X
    Statements


see accompanying notes to financial statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
			---------------------------------
				  UNAUDITED

                                                               SEPTEMBER 30, 2007     DECEMBER 31, 2006
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $ 8,081,016         $13,513,720
Equity in commodity trading accounts:
   Cash                                                               2,495,373           4,204,891
   Net unrealized trading gains (losses) on open contracts            1,763,565             328,654
Receivable from Refco Capital Markets, Ltd. (Note 1)                    247,665           1,627,407
Interest receivable                                                      66,601              94,086
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $12,654,221         $19,768,758
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $ 2,611,683         $   898,266
   General partner management fee payable                                32,864              72,484
   Advisor's management fee payable                                      19,977              31,286
   Accrued expenses                                                      82,607              55,424
                                                                    -----------         -----------
      TOTAL LIABILITIES                                               2,747,131           1,057,460
                                                                    -----------         -----------

PARTNERS' CAPITAL
   General partners, I shares (0 and 0 units outstanding)                --                     --
   Limited partners, A Shares (4,648.498 and 7,712.69 units
      outstanding)                                                    9,203,910          14,785,460
   Limited partners, I Shares (48.149 and 932.14 units
      outstanding)                                                      105,448           1,930,473
   Limited partners, AA Shares (542.898 and 1,786.21 units
      outstanding)                                                      537,071           1,792,866
   Limited partners, II Shares (58.954 and 193.97 units
      outstanding)                                                       60,660             202,499
                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                         9,907,089          18,711,298
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $12,654,221         $19,768,758
                                                                    ===========         ===========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
			        SEPTEMBER 30, 2007
				------------------
				   UNAUDITED

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Dec 07 - Jun 08      260      $   (78,180)       -0.79%
Metals					      Dec 07		    77		328,205		3.31%
Energy					      Dec 07 - Jan 08	   116		273,411		2.76%
Agriculture                                   Nov 07 - Dec 07      295        1,000,479        10.10%
Currencies				      Sep 08		    80          (14,000)       -0.14%
Indices                                       Dec 07                40          191,512         1.93%
                                                                            -----------        -----
                                                                              1,701,427        17.17%
FORWARD POSITIONS
Currencies                                    Dec 07                            281,449         2.84%
                                                                            -----------        -----
   Total long positions                                                       1,982,876        20.01%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Dec 07 - Jan 08      107          (24,394)       -0.25%
Energy                                        Jan 08                17            7,670         0.08%
Agriculture                                   Dec 07 - Mar 08       53          (16,986)       -0.17%
Indices				              Dec 07 		     8	        (73,713)       -0.74%
                                      					    -----------	       -----
                                                                               (107,423)       -1.08%

FORWARD POSITIONS
Currencies                                    Dec 07                           (111,888)       -1.13%
                                                                            -----------        -----
   Total short positions                                                       (219,311)       -2.21%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                          1,763,566        17.80%

CASH AND CASH EQUIVALENTS                                                     8,081,016        81.57%
CASH ON DEPOSIT WITH BROKERS                                                  2,495,373        25.19%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                   (2,432,865)      -24.56%
                                                                            -----------        -----
NET ASSETS                                                                  $ 9,907 089       100.00%
                                                                            ===========        =====

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE PERIOD JULY 1, 2007 THROUGH SEPTEMBER 30, 2007
	       -------------------------------------------------------
				   UNAUDITED

                                                     JULY 1, 2007	JANUARY 1, 2007
							 THROUGH	    THROUGH
						    SEPTEMBER 30, 2007  SEPTEMBER 30, 2007
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading loss
   on closed contracts                                 $(309,012)  	 $(1,089,543)
Change in net unrealized trading gain
  (loss) on open contracts                               832,646 	   1,434,847
Net foreign currency translation loss             	  14,092  	       4,536
Brokerage Commissions                                    (30,084)  	    (107,760)
                                                     -----------   	 ------------
   NET TRADING INCOME (LOSS)                             507,643   	     242,080

Interest income, net of cash management fees             147,738    	     513,368
                                                     -----------   	 ------------
   TOTAL INCOME (LOSS)                                   655,381    	     755,448
                                                     -----------   	 ------------

EXPENSES:
   General partner management fees                       118,117    	     429,898
   Advisor Management fees                                57,617      	     207,253
   Administrative expenses                                25,937       	     132,273
                                                     -----------   	   ----------
   TOTAL EXPENSES                                        201,671    	 $   769,424
                                                     -----------   	   ----------
NET INCOME (LOSS)                                    $  453,710  	 $   (13,976)
                                                     ===========   	 ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $     82.26         $    62.94
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD               $    107.27         $   119.02
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING ENTIRE PERIOD              $     (7.51)	 $   (14.46)
                                                     ===========	 ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING ENTIRE PERIOD             $      (7.81)	 $   (15.04)
                                                     ===========	 ==========

The accompanying notes are an integral part of these statements.

                              EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                       STATEMENTS OF OPERATIONS-CONTINUED
               FOR THE PERIOD JULY 1, 2006 THROUGH SEPTEMBER 30, 2006
               --------------------------------------------------
				   UNAUDITED

                                                     JULY 1, 2006	JANUARY 1, 2006
							 THROUGH	    THROUGH
						   SEPTEMBER 30, 2006   SEPTEMBER 30, 2006
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading loss
   on closed contracts                               $(1,725,425)  	 $ (1,887,609)
Change in net unrealized trading gain
  (loss) on open contracts                             1,580,764  	    1,065,303
Net foreign currency translation gain (loss)              41,435  	        9,190
Brokerage Commissions                                    (36,825)  	     (112,756)
                                                     -----------   	 ------------
   NET TRADING INCOME (LOSS)                            (140,051)   	     (925,872)

Interest income, net of cash management fees             222,018   	      719,818
                                                     -----------   	 ------------
   TOTAL INCOME (LOSS)                                    81,966    	     (206,054)
                                                     -----------   	 ------------

EXPENSES:
   General partner management fees                       219,709    	     806,440
   Advisor Management fees                               103,203      	     369,336
   Administrative expenses                                20,634       	      67,581
   Bad Debt expense				       4,489,399	   4,489,399
                                                     -----------   	   ----------
   TOTAL EXPENSES                                      4,832,945    	   5,732,756
                                                     -----------   	   ----------
NET INCOME (LOSS)                                    $(4,750,979)  	 $(5,938,810)
                                                     ===========   	 ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $    (26.08)         $ (174.24)
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD               $    (10.28)        $  (129.89)
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING ENTIRE PERIOD              $ (1,340.75)	 $ (1,339.52)
                                                     ===========	 ==========


NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING ENTIRE PERIOD              $ (1,394.52) 	 $ (1,393.25)
                                                     ===========	 ==========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD JANUARY 1, 2007 THROUGH SEPTEMBER 30, 2007
	       ----------------------------------------------------
	       			  UNAUDITED

                                                                             LIMITED
                                   UNITS     LIMITED PTRS        UNITS        PTRS
                                 A SHARES      A SHARES        I SHARES     I SHARES
                                ----------   ------------      --------    ----------
BALANCES, January 1, 2007         7,712.69     14,785,461        932.14     1,930,473
Additional Units Sold                25.51         50,000         23.78        50,000
Redemptions                      (3,375.76)    (6,043,832)      (945.72)   (2,068,043)
Transfers Between Classes	    286.07	  527,556  	  37.95	       75,760
Less Offering Costs                     --           (495)           --        (1,430)
Net profit (Loss)                       --       (114,780)           --       118,687
                                ----------   ------------      --------    ----------
BALANCES, SEPTEMBER 30,2007       4,648.50   $  9,203,910         48.15    $  105,448
                                ==========   ============      ========    ==========

Net asset value per unit,
   January 1, 2007			     $   1,917.03                   $ 2,071.02
Net profit (loss) per unit                          62.94                       119.02
Net asset value per unit
   September 30, 2007                        $   1,979.97                    $2,190.04
                                             ============                   ==========

                                  UNITS      LIMITED     UNITS    LIMITED
                                   AA        PTRS AA      II      PTRS II
                                 SHARES      SHARES     SHARES     SHARES        TOTAL
                                --------   ----------   ------   ---------   ------------

BALANCES, January 1, 2007       1,786.21    1,792,866   193.97     202,499     18,711,298
Additional Units Sold                 --           --       --          --        100,000
Redemptions                      (354.61)    (712,171)  (43.56)    (64,263)    (8,888,308)
Transfers Between Classes	 (888.70)    (527,556)	(91.45)	   (75,760)	        0
Less Offering Costs                   --           --       --          --         (1,925)
Net Profit (Loss)    		      --      (16,069)	    --      (1,815)       (13,977)
                                --------   ----------   ------   ---------   ------------
BALANCES, SEPTEMBER 30, 2007      542.90   $  537,070     58.95   $  60,660   $ 9,907,089
                                ========   ==========   ======   =========   ============

Net asset value per unit,
   January 1, 2007			  $ 1,003.73		 $1,043.98
Net profit (loss) per unit                    (14.46)               (15.04)
                                          ----------            ----------
Net asset value per unit
   SEPTEMBER 30, 2007                     $   989.27             $1,028.94
                                          ==========            ==========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                       STATEMENTS OF CASH FLOWS-CONTINUED
               FOR THE PERIOD JANUARY 1, 2007 THROUGH SEPTEMBER 30, 2007
	       ---------------------------------------------------------
				  UNAUDITED

                                                                     JULY 1, 2007       JANUARY 1, 2007
                                                                       THROUGH             THROUGH
                                                                  SEPTEMBER 30, 2007   SEPTEMBER 30, 2007
                                                                  -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $    453,710       $     (13,976)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Decrease (increase) in commodity futures trading accounts:
         Cash                                                              56,653           1,709,518
         Unrealized gain or loss on open commodity futures contracts     (832,711)         (1,434,911)
      Decrease (increase) in interest receivable                           14,028              27,485
      Decrease (increase) in receivable from Refco Capital Markets, Ltd.  342,691           1,379,742
      Decrease (increase) in incentive fees payable            		      --                  --
      (Decrease) increase in management fees payable                       (1,546)            (11,309)
      (Decrease) increase in General Partner management fees payable         (204)            (39,620)
      (Decrease) increase in other accrued expenses                       (54,634)             27,184
                                                                        ------------        ------------
         NET CASH USED IN OPERATING ACTIVITIES                            (22,013)          1,644,113
                                                                        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                     (1,688,113)         (7,174,892)
   Sale of partnership units, net                                            (494)             98,075
                                                                        ------------        ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (1,688,607)         (7,076,817)
                                                                        ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (1,710,620)         (5,432,704)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                        9,791,636          13,513,720
                                                                        ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                           $  8,081,016        $  8,081,016
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
                                                                      ============        ============

The accompanying notes are an integral part of these statements

				EVEREST FUND, L.P.

                     	NOTES TO FINANCIAL STATEMENTS
                             September 30, 2007



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


Receivable from Refco Capital Markets, Ltd.



  Since 1995, the Fund had cleared its commodity future trades through Cargill Investors Services, Inc. ( CIS ) and its foreign exchange/currency forwards through CIS Financial Services, Inc. On June 22, 2005 Refco Group Ltd., LLC ( Refco Group ) announced that it had entered into a definitive agreement to acquire the global brokerage operations of CIS and that clearing and related services provided previously by CIS would henceforth be performed by Refco, in particular the futures commission
subsidiary Refco, LLC ( Refco LLC ) and RCM.   By supplements to the
Confidential Offering Memorandums for Class A Interests nd Class I Interests in the Fund dated September 1, 2005, we advised investors of this change to the Fund s commodity brokerage arrangements. On that date Cargill Investor Services, Inc. effectively became Refco, LLC and
CIS Financial Services, Inc.  became Refco Capital Markets, Ltd.



On October 10, 2005, Refco, the parent company of Refco Group and Refco LLC, announced that it had discovered through an internal review an accounting issue involving a receivable owed to Refco by an entity controlled by
Philip R. Bennett, the then Chief Executive Officer and Chairman of the Board of Directors of Refco. The amount at issue was approximately $430
million and was repaid by Mr. Bennett on October 11, 2005.    Mr. Bennett
was subsequently relieved of his duties and has been charged with securities fraud in connection with this matter. In addition, various legal actions have been filed against Refco in this regard.



On October 13, 2005, Refco announced that liquidity within one of its operating subsidiaries, Refco Capital Markets Ltd. ( RCM ), was no longer sufficient to continue operations and that RCM was imposing a fifteen day moratorium on all of its activities in an attempt to protect the value of that business. RCM acts as the Fund s foreign currency broker and as of such date, approximately 20% of the Fund s assets were held on deposit in accounts at RCM.



On October 17, 2005, Refco and certain subsidiaries filed in New York a bankruptcy petition seeking protection from creditors under Chapter 11 of the United States Bankruptcy Code. Although Refco LLC was not included in this filing, RCM was and as a result all dealings with RCM are subject to control by the Bankruptcy Court. The Fund is not able to determine at this time when or how much of the funds held on deposit with RCM will be available for distribution.



In light of these events, the Fund terminated Refco LLC as its futures broker and RCM as its foreign currency broker. In their places, the Fund engaged Calyon Financial, Inc. and Calyon Financial SNC, respectively. Calyon is one of the largest FCMs and is the subsidiary of one of the world s largest banks. The Fund intends to transfer assets held with RCM to the control of the Everest Fund once transfers from accounts at RCM are approved by the Bankruptcy Court. At this time the financial position of RCM and when and if the Fund will be able to transfer assets cannot be ascertained. Although we regret these circumstances, the Fund had no prior knowledge of the events alleged to have occurred at Refco and of the potential impact such events would have on Refco s operating subsidiaries.



The Fund has been advised by its trading manager, John W. Henry & Company, Inc. ( JWH ) that all positions at Refco LLC are closed and all positions in foreign currency for the Fund held at RCM were offset as of October 19, 2005. Statements provided by RCM show that the Fund s remaining assets at RCM consist of cash and forward open trade equity on neutral currency positions of approximately $7.5 million.



Subject to the uncertainty of the amount ultimately recoverable from RCM, the Fund intends to continue providing daily net asset values. Any reliance on the net asset value calculations issued by the Fund must be qualified to the extent of the assets held on deposit at RCM until such time as such assets can be transferred to another entity. Therefore, any outstanding or future request for redemption from investors in the Fund as of October 17, 2005 will be subject to a holdback in an amount that represents a proportionate reduction for the percentage of assets remaining in RCM over the total assets of the Fund together with a proportionate share of a reserve of $400,000 for unusual operating expenses. Payment of the remaining portion of redemption proceeds will be delayed until, and if, the assets on deposit at RCM become available to the Fund.


The Fund described the foregoing events in more detail in a general letter to Limited Partners October 20, 2005 (the Letter ). The Letter appears as an attachment to a filing on Form 8-K by the Fund on October 21, 2005. Both the substance of the Form 8-K and its attached letter exhibit have been incorporated into this Form 10-K by reference.

Mr. Lamoureux was appointed by the U.S. Trustee s Office as a member of the Official Committee of Unsecured Creditors in the Refco bankruptcy on October 28, 2005.

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

On September 20, 2007 Everest received another distribution from Refco in the amount of $342,696.03. That amount is equal to approximately 4.55 cents on the dollar of the original amount that was frozen in October 2005. This, in addition to the other distributions, brings the recovery to approximately 36.55 cents on the dollar so far.

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

Excluding amounts held at RCM, substantially all of cash and cash equivalents at Septmber 30, 2007 and 2006 are funds deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership ' s assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.


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

The Partnership has cash and open positions on deposit in the amount of $1,232,560.08 as of September 30, 2007 with an interbank market maker (Calyon Financial SNC) in connection with its trading of forward contracts. In the event of interbank market maker 's insolvency, recovery of the
Partnership assets on deposit may be subject to forfeiture.   In the
normal course of business, the Partnership does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk, on its entire amount on deposit from counter party non-performance.

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

The Partnership receivable from RCM of approximately 0.25 million represents the Partnership ' s receivable from RCM, who is currently in bankruptcy. These funds are unavailable to the Partnership until the bankruptcy proceedings are finalized.

Net trading results from derivatives for the periods presented are reflected in the statement of operations and equal gains (losses) from trading less brokerage commissions. Such trading results reflect the net gain arising from the Partnership ' s speculative trading of futures contracts, options on futures contracts, and forward contracts.


(6)FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership ' s financial performance for the nine months ended September 30, 2007. Total return is calculated as the change in a theoretical limited partner ' s investment over the entire period. An individual partner ' s total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.









Selected Financial Statistics and Ratios:
				               9/30/07     9/30/06

1. Total return:      	         A Shares       3.28%      -7.79%
 			         I Shares       5.75%      -5.55%
			        AA Shares      -1.44%     -57.09%
			        II Shares      -1.44%     -57.09%

2. Ratio to average net assets:
           Total income          A Shares       5.05%      -0.86%
		  	         I Shares      10.78%      -2.42%
	 		        AA Shares       1.40%       0.19%
	                        II Shares       1.40%       0.19%

3. Expenses, excluding incentive fees:
                              A Shares          6.10%       6.04%
			      I Shares          3.98%       3.64%
			      AA Shares	        2.65%	   60.70%
			      II Shares	        2.65%      60.70%

4. Incentive fees  			        0.00%	    0.00%

5. Total expenses
                              A Shares          6.10%      6.04%
			      I Shares          3.98%      3.64%
			      AA Shares	        2.65%     60.70%
			      II Shares	        2.65%     60.70%

The total income and general and expense ratios are computed based upon the weighted average net assets for the Partnership for the period ended September 30, 2007 and 2006.

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


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

3 months ended September 30, 2007


 The Partnership recorded a gain of $453,710 or $ 82.26  per Unit of Class A Units $107.27 for Class I Units, loss of $7.51  for Class AA
Units and loss of $7.81 for Class II Units) for the fiscal quarter ended September 30, 2007. This compares to a loss of $ 4,750,979or $(26.08) per
Unit of Class A Units $(10.28) for Class I Units), $1,340.82 for Class AA
 Units and $1,394.52 for Class II Units for the fiscal quarter
ended September 30, 2006.  The   quarter ended September 30, 2007
showed a gain of 4.33%( total return) for the Class A Units of the fund (a gain of 5.15% for the Class I Units, a loss of 0.75% for Class AA Units and a loss of 0.75% for Class II Units).


The Partnership continued to employ John W. Henry & Company, Inc. ' s
(JWH) GlobalAnalyticsR Family of Programs.


Class A Units were negative 1.78% in July 2007 resulting in a Net
Asset Value per unit of $1,863.90 as of July 31, 2007.

Class I Units were negative 1.52% resulting in a Net Asset Value of $2,051.12 as of July 31, 2007.

After a positive +10.87 performance in June, the Fund declined in July as many of the financial market trends that contributed to the Fund s second quarter gains were significantly disrupted or ended during the month. Although the Fund was down for the month, JWH gave back less of the June gains than many of their peers in the managed futures industry. Some of the largest managers in the industry had losses greater than 10% in July, and even large funds with multiple advisors had similar declines.

For the month of July, concerns about strains in the U.S. housing market, exposure to sub-prime mortgages and excess leverage in the financial system resurfaced prompting investors to reduce positions in risky assets.
The manifestation of this flight to quality was most noticeable in the credit markets where market forces pushed borrowing costs significantly higher. In this volatile trading environment, government bond prices rose while global equities and higher yielding currencies declined. The Fund benefited from the diversification associated with its commodity allocation. While the financial sectors of the Fund were negatively impacted by trend reversals and rising volatility, overall Fund losses were partially mitigated by gains resulting from the rising price of crude oil and trends in the grain markets.Strong global growth, rising inflationary concerns and vigilant central banks were three factors that combined to drive global interest rates higher during the second quarter of 2007. Festering near the surface of the market consciousness however, was real concern about the state of the U.S. housing market, hedge fund and investment bank exposure to sub-prime mortgages and the fragility of the liquidity dependent capital markets. These fears increased in July resulting in higher bond prices and a clear re-pricing of risk. The benchmark
U.S. 10-year yield fell from a high of 5.19 percent during the month to close at 4.74 percent. At the same time bond yields were falling, spreads were rising at an even faster pace. Mortgage, high yield and swap spreads also widened during the month.The broad-based trend reversals in global bonds caused the Fund to incur losses in the interest rate sector.

Trading in currencies was also unprofitable. The turmoil in the credit markets had a collateral effect on the currency markets as investors bought back short positions in low yielding currencies that were used to finance long positions in higher yielding currencies. The Fund s largest loss was in the Japanese yen.

Trading in the metal markets was negative for the month as precious metals reversed their downward trend. Gold led the sectors negative performance as it rose to an 11-week high in New York during the month as the dollar tumbled to a record low against the euro and the British pound. The dollars fall boosted the appeal of the precious metal as an alternative investment as gold generally moves in the opposite direction of the U.S. currency. The metal finished the month up 4.1 percent as the dollar fell 1.1 percent against the euro.

Global equity prices suffered a significant setback in July, and trading in this sector was difficult in for the month as a number of long held positions were stopped out.

In summary, trends in global bonds and equities were halted when problems in the U.S. housing market and sub-prime mortgages spread throughout the global financial markets. This contagion led to a broad-based reduction in risk. The Fund s diversification and risk management techniques helped to minimize losses in this difficult environment. It is hard to know where the markets will go from here but it is possible that elevated levels of volatility will persist in certain sectors that could be a positive development for the Fund. The Fund stands ready to potentially take advantage of new opportunities as they arise.

Clearing Broker News

The Fund s futures clearing broker, Calyon Financial, Inc. has announced plans to merge with the clearing broker Fimat, a subsidiary of Societe Generale. The Merger will create a new firm to be known as Newedge and should be completed sometime in the 1st quarter of 2008. We believe that the merger will provide even greater financial strength for our clearing broker relationship. The merger will create one of the top 5
FCM  s in the world.


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


Class A Units were negative 8.25% in August 2007 resulting in a Net Asset Value per unit of $1,710.05 as of August 31, 2007.

Class I Units were negative 7.99% resulting in a Net Asset Value of $1,887.20 as of August 31, 2007.

The Fund s performance was impacted as the crisis that began in the sub-prime mortgage market continued spreading globally, undermining demand for corporate bonds, equities and commercial paper.
 The spread of the U.S. contagion produced short-lived, sharp and unusually well correlated spikes in volatility throughout global financial markets. As a result, the Fund s long-term diversified trend-following methodology suffered losses as the market dislocations forced the exiting of positions.


The energy sector was the Fund s worst performer for the month as petroleum products suffered strong trend reversals. Crude oil finished the month down 5.3 percent. The currency sector was negative for the month as the credit debacle sparked extreme short-term moves in global currencies. The long-term nature of the Fund s models seek to capitalize on market trends that have both sufficient price amplitude and extended duration. The metals and stock indices sectors were negative for the month as range-bound markets and trend reversals dominated these sectors.

The interest rate sector was the Fund  s strongest performer for the month as investors sought the relative safety of government debt as concerns increased over a global credit crisis. Japanese Government 10-year bonds (JGBs) were the sector s best performer. The agriculture sector was slightly positive as CBOT wheat exhibited the most noteworthy performance.

In conclusion, the far reaching influence of the sub-prime mortgage crisis spread throughout global financial markets. While such market dislocations often portend strong structural shifts in trends, thus far the emergence of such trends has been short-lived and filled with extreme price volatility.
 This volatility is not unusual in times of significant market realignment and the Fund will continue to apply its disciplined systematic trading approach to potentially take advantage of new opportunities as they present themselves.


Auditors

Due to regulatory circumstances beyond Everest or Spicer Jeffries control, Spicer Jeffries LLP have ceased to serve the Fund as accountants effective September 17, 2007. The Sarbanes-Oxley Act of
2002 has mandatory rules on partner rotation in order for auditors to be considered independent, and those rules have forced this decision. We have begun the process of selecting a new firm and we will notify all investors as to who will replace Spicer asthe Fund s new independent auditors. It should be noted that Spicer s opinion in 2006, 2005 and 2004 was that The Everest Fund, L.P. financial statements present fairly, in all material respects, the financial position of the Fund and the results of its cash flows have been in conformity with accounting principles generally accepted in the United States.


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




Offering Memorandum

In anticipation of adding the Morningstar Long/Short Commodity
Index strategy to the Fund,we have not updated our offering documents. Therefore at this time, we cannot accept new subscriptions. As soon as the new document is available we will let you know.



Class A Units were positive 15.78 % in September 2007 resulting in a Net Asset Value per unit of $1,979.97 as of September 30, 2007.

Class I Units were positive 16.05% resulting in a Net Asset Value of $2,190.04 as of September 30, 2007.

The Fund posted significant gains in excess of 15% for the month of September as the U.S. Federal Reserve Board (the Fed) cut its benchmark rate on September 18th by 50 basis points to 4.75 percent in an attempt to shore up an economy threatened by a housing recession. The rate cut sparked concerns about inflation as some investors bought commodities to hedge against rising consumer prices. The falling U.S. dollar made raw materials priced in dollars cheaper for buyers holding foreign currencies. The Fund gained for a second quarter in a row, as its systematic trend-following approach capitalized on the dollar s plunge and also benefited from the enhanced appeal of energies, grains and precious metals.

The agriculture sector was the Fund  s strongest performer for the month as the slumping dollar, which enhanced the appeal of grains as an inflation hedge, and a global grain shortfall drove wheat and soybean prices to
record highs.  	The currency sector was positive for the month as the U.S.
dollar hit record lows in the wake of the larger-than-expected interest rate cut by the Fed. The weakness of the dollar against the euro was a significant contributor to this month s gains as its downward trend led to an all-time low of $1.4278 per euro. The energy sector was positive in September as petroleum products rose to record highs on speculation that the combination of U.S. interest rate cuts and a falling dollar would boost demand. The falling dollar makes oil cheaper in countries using foreign currencies. Crude oil reached a record-breaking $83.90 a barrel on September 20th. This record high was less than a dollar from the all-time inflation-adjusted high reached in 1981, when prices jumped because Iran cut oil exports. Both the stock indices and metal sectors were positive for the month as stocks rose to complete their steepest September advance since 1998. The Fed  s interest rate cut helped energy and raw-material companies lead the market s recovery after a summer rout. Gold extended its rally to its highest price since 1980 due to speculation that a weakening dollar and surging energy costs will boost demand for the precious metal as an alternative investment. The interest rate sector was negative for September.
	In conclusion, the Fund exhibited strong performance for the month of September as the larger-than-expected interest rate cut by the Fed drove the U.S. dollar lower, sparking inflationary fears and driving commodity prices to record highs. The Fund s systematic trend-following approach profited as trends strengthened. As always, the Fund stands ready to potentially take advantage of any continuing or new trends that may emerge. Refco Distribution (For those investors in the Fund in
October 2005)
      Refco, Inc. filed a plan under Chapter 11 ( the  Plan  ) and a Disclosure Document with the Bankruptcy Court.  The Plan was confirmed by the Bankruptcy Court and became effective December
26, 2006.  An initial distribution was made to investors in
December 2006.  The Plan Administration Committee, of which Peter
Lamoureux is a member, is actively liquidating other assets.
      On March 29, The Everest Fund, L.P. received the second in a series of anticipated distributions in the Refco matter in the amount of $368,878.96. Of the approximately $7,500,000 that became inaccessible in October 2005, we have now received
$1,743,404.47. That represents an amount equal to approximately
23% of the frozen assets.   The Fund has increased the Class A units
for each investor in the Fund by their pro rata share of the distribution. Checks have been mailed for the benefit of any
investors who have redeemed.    We expect additional distributions
between now and the end of June 2007
      On June 28th, 2007 Everest received a third distribution from Refco in the amount of $668,172.21. That amount is equal to approximately 9 cents on the dollar of the original amount that was frozen in October 2005. This, in addition to the other distributions, brings the recovery to approximately 32 cents on the dollar so far.
The Fund has increased the Class A units for each investor in the Fund by their pro rata share of the distribution. Checks have been mailed for the benefit of any investors who have redeemed.
       On September 20, 2007 Everest received another distribution from Refco in the amount of $342,699.06. That amount is equal to approximately 4.55 cents on the dollar of the original amount that was frozen in October 2005. This, in addition to the other distributions, brings the recovery to approximately 36.55 cents on the dollar so far.
The Fund has increased the Class A units for each investor in the Fund by their pro rata share of the distribution. Checks have been mailed for the benefit of any investors who have redeemed. The
Plan Administration Committee is working with the other estate professionals to effect additional distributions. We will continue to keep you informed. These changes do not apply those who have come into the Fund after October 2005.

New Allocation

We are very pleased to announce that the Fund will be making an allocation to the Morningstar Long / Short Commodity
Index. The Index is a momentum based strategy that holds a basket of 20 physical commodity contracts either long or short.

Auditors

Due to regulatory circumstances beyond Everest or Spicer Jeffries control, Spicer Jeffries LLP have ceased to serve the Fund as accountants effective September 17, 2007. The Sarbanes-Oxley
Act of 2002 has mandatory rules on partner rotation in order for auditors to be considered independent, and those rules have forced this decision. We have begun the process of selecting a new firm and we will notify all investors as to who will replace Spicer as the Fund s new independent auditors. It should be noted that Spicer s opinion in 2006, 2005 and 2004 was that The Everest Fund, L.P.
financial statements present fairly, in all material respects, the financial position of the Fund and the results of its cash flows have been in conformity with accounting principles generally accepted in the United States.

Offering Memorandum

In anticipation of adding the Morningstar Long/Short
Commodity Index strategy to the Fund, we have not updated our offering documents. Therefore at this time, we cannot accept new subscriptions. As soon as the new document is available we will let you know.


During the reporting period, fiscal quarter ended September 30, 2007, additional Units sold consisted of zero limited partnership Units; there were zero general partnership Units sold during the period. Additional Units sold during the period represented a total of $ zero. Investors redeemed a total of 1630.38 Units during the period and the General Partner redeemed zero Units. At the end of the period there were 5,298.499 Units outstanding (including zero Units owned by the General Partner). As of September 30, 2007 the estimated Class AA NAV per unit was $989.27 and Class II NAV per unit was $1,028.94.

During the fiscal quarter ended September 30, 2007, the Partnership was exposed to credit risk in connection with the bankruptcy filing by RCM, the Partnership ' s former foreign currency broker. See Note 1 of the Notes to Financial Statements above for additional information.

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


3 months ended ended September 30, 2006

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


3 months ended March 31, 2007

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



 3 months ended March 31, 2006

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



                      Part II.  OTHER INFORMATION


Item 1.     Legal Proceedings

The Partnership is a creditor of RCM in the bankruptcy case filed in the United States Bankruptcy Court, Southern District of New York, captioned In re Refco Inc., et al., case number 05-60006 (RDD). Based on information provided to the Partnership by RCM, the Partnership has cash and open trade equity of approximately $247,665 remaining at RCM. In addition, the partnership has an interest in the Litigation Trust at Refco which has commenced actions against alleged ' wrongdoers ' involved with Refco, and is entitled to share in such proceeds, if any. The amount of such assets which the Partnership will ultimately recover, if any, is unknown at this time.

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

The General Partner anticipates a hearing in front of an NFA arbitration panel, but no date has been set for the hearing. At the present time, the General Partner is unable to determine whether any of the losses will be recovered.The parties are currently attempting to resolve the issue.


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



b) Reports on Form 8-K Amended filed on September 25, 2007




On September 18, 2007, Spicer Jeffries LLP resigned as The Everest Fund, LP's principal independent accountant.
        Spicer Jeffries LLP resigned due to the rules under the Sarbanes-Oxley Act of 2002 regarding partner rotation. Spicer Jeffries LLP will not be considered independent with respect to the Everest Fund, LP. for the December 31, 2007 audit. The report on the financial statements prepared by Spicer Jeffries
LLP for the years ended December 31, 2006, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. During the two most recent fiscal years 2005 and 2006, and subsequent interim period through the date of resignation - September 17,2007, we did not have any disagreements with Spicer Jeffries LLP onany accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
        We provided Spicer Jeffries LLP with a copy of this Form 8-K prior to its filing with the Securities and Exchange Commission and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agreed with the statements made in this Form
8-K and, if not, stating the aspects with which they do not agree. A copy of the letter provided by Spicer Jeffries LLP is attached to this Form 8-K as Exhibit A.
                Neither Everest Fund, LP nor anyone on our behalf consulted Spicer Jeffries LLP on any matter relating to the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.



Exhibit A


Securities and Exchange Commission
Washington, D.C.  20549

Ladies and Gentlemen:
We were previously the principal accountants for Everest
Fund, LP and, under the date of March 15, 2007, we reported on the financial statements of Everest Fund, LP as of and for the years ended December 31, 2006, 2005 and 2004.
Effective September 17, 2007, Spicer Jeffries LLP is resigning as the principal accountants due to the rules under the Sarbanes-Oxley Act of 2002 regarding partner rotation. We regret taking this action but due to the partner rotation rule as stated above, Spicer Jeffries
LLP will not be considered independent with respect to the Everest Fund, LP s December 31, 2007 audit. We have read Everest Fund, LP s statements included under
Item 4 of its Amended Form 8-K dated September 25,
2007, and we agree with such statements.


/s/ SPICER JEFFRIES LLP
Greenwood Village, Colorado
September 25, 2007






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                EVEREST FUND, L.P.

Date: November 14, 2007     By:  Everest Asset Management, Inc.,
                                     its General Partner


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