Form 10-K
period 2007-12-31
EVEREST FUND L P
filed 2008-03-31
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10K


Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934


For the fiscal year ended       Commission File Number 0-
17555
December 31, 2007
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


Indicate by check mark whether the registrant is a large
accelerated filer, an accelerated filer, or a non-
accelerated filer. See definition of accelerated filer and
large accelerated filer in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer		Accelerated
filer		Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes    No  X
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant s most recently completed second fiscal quarter. $9,491,938

Note If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

The Everest Fund, L.P. (the "Partnership") is a limited partnership organized on June 20, 1988 under the Iowa
Uniform Limited Partnership Act.  The business of the
Partnership is the speculative trading of commodity futures contracts and other commodity interests, including forward contracts on foreign currencies (Commodity Interests) either directly or indirectly through other entities, including subsidiaries, partnerships, funds or other limited liability entities. The Partnership commenced its trading operations on February 1, 1989. Its General
Partner is Everest Asset Management, Inc. (the "General
Partner") a Delaware corporation organized in December, 1987.

The Partnership was initially organized under the name
Everest Energy Futures Fund, L.P. On September 12, 1991, the Partnership changed its name to "Everest Futures Fund, L.P." The Partnership thereafter has traded futures contracts and options on futures contracts on a diversified portfolio of financial instruments and precious metals as well as forward contracts on currencies. In November 2003 the Partnership changed its name to its present form.

During its operation, the Partnership has had various trading advisors. In December 1990, John W. Henry &
Company, Inc. (JWH) began trading for the Partnership as one of the Partnership s trading advisors. In May 1994, JWH became the sole trading advisor to the Partnership. In
March 1996, the Partnership transferred all of its assets to, and became the sole limited partner of, Everest Futures
Fund II, L.P. (Everest II) and JWH began trading for
Everest II.

On September 13, 1996 the U.S. Securities and Exchange
Commission accepted a voluntary filing by the Partnership of a Form 10 - General Form for Registration of Securities, and public reporting of Units of the Partnership sold as a private placement commenced at that time and has continued to the present.


In July 2000, the Partnership redeemed approximately 50% of its assets from Everest II and allocated them to Trilogy Capital Management, LLC s (Trilogy) Barclay Futures Index Program (BFIP). The Partnership instructed Trilogy to trade its account using twice the leverage of Trilogy s un-leveraged portfolio to attempt to achieve a return greater than the return of the Index before fees and expenses. Effective as of the close of business August 31, 2000, the Partnership liquidated the balance of its investment in Everest II and opened a trading account directly with JWH. JWH has used its Financial and Metals Portfolio while trading for Everest II and the Partnership through June 30, 2001. Beginning July 1, 2001, JWH began trading its Strategic Allocation Program for the Partnership with a trading allocation of $40 million. Trilogy was terminated as trading advisor June 30, 2001. Effective September 1, 2001, Mount Lucas Management Corporation (MLM) was added as trading advisor with an initial allocation of $10 million. This allocation represented notional funding for the Partnership. Effective June 12, 2003 JWH began trading its GlobalAnalyticsR Family of Programs, Worldwide Bond Program and Currency Strategic Allocation Programs for the Partnership. Mount Lucas Management was terminated as trading advisor on October 31, 2003. Effective June 4, 2004, the Partnership introduced a new share category, Class I Units, or Institutional Units which have an ongoing Offering and Organization fee of 1/12 of 0.10% of the NAV per unit per month. The previously offered Partnership units were re-titled Class A Units (retail shares) and continue to be offered and charged an initial 1% Offering and Organization fee as a reduction to capital.

Effective January 1, 2007 the Fund allocated 75% of its assets to the JWH Global Analytics Program ( GAP ) and 25% to the Worldwide Bond Program ( WBP ). The Currency
Strategic Allocation Program ( CSAP) was eliminated as a trading program for the Fund.

Effective June 1, 2007 the Fund allocated 100% of its assets to the JWH Global Analytics Program ( GAP ). The
Worldwide Bond Program ( WBP ) was eliminated as a trading program for the Fund.


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

Subsequent to the purchase of Cargill Investor Services
( CIS ) by Refco, Inc. ( RI ) and the replacement of CIS by
RL as the Fund's futures clearing broker on September 1, 2005, RI, the parent company of RL, announced on October
10, 2005 that it had discovered through an internal review an accounting issue involving a receivable owed to Refco, Inc. by an entity controlled by Philip R. Bennett, the then
Chief Executive Officer and Chairman of the Board of
Directors of RI.  The amount at issue was approximately
$430 million and was repaid by Mr. Bennett on October 11, 2005. Mr. Bennett was subsequently relieved of his duties and has been charged with securities fraud in connection with this matter. On February 15, 2008, Mr. Bennett plead guilty to 20 counts of securities fraud and other charges.
In addition, various legal actions have been filed against RI in this regard.

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

Effective October 31, 2005, the Partnership created Classes
AA and II of shares and transferred to such classes the value of Partnership assets held in RCM as of October 17, 2005 together with a reserve for the estimated expenses of collection and related matters. The amount of such assets which will become available to the Partnership, if any, is dependent on several matters associated with the bankruptcy of RCM. Depending on the disposition of these matters, the final net asset value may differ materially from the preliminary amounts which the Partnership has published since October 31, 2005. Until the final net asset value can be determined, redemptions and certain fees will be calculated and paid on a preliminary basis using the net asset value of Class A and Class I units only, thus excluding the assets held by RCM and the reserve established in connection with the RCM legal proceedings.
The Fund described the foregoing events in more detail in a general letter to Limited Partners October 20, 2005 (the
 Letter ). The Letter appears as an attachment to a filing on Form 8-K by the Fund on October 21, 2005. Both the substance of the Form 8-K and its attached letter exhibit have been incorporated into this Form 10-K by reference.

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

The write down amount was determined after the issuance of Everest's September 30, 2006 investor account statements, and therefore the October investor statements that were issued in November reflected the revised Net Asset Values for September 30, 2006.

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

On June 28, 2007 Everest received a third distribution from Refco in the amount of $668,172.21. That amount is equal to approximately 9 cents on the dollar of the original amount that was frozen in October 2005. This, in addition to the other distributions, brings the recovery to approximately
32 cents on the dollar so far. The Fund increased the Class
A units for each investor in the Fund by their pro rata share of the distribution. Checks were mailed for the benefit of any investors who have redeemed.

On September 20, 2007 Everest received another distribution from Refco in the amount of $342,696.03. That amount is equal to approximately 4.55 cents on the dollar of the original amount that was frozen in October 2005. This, in addition to the other distributions, brought the recovery to approximately 36.55 cents on the dollar so far.
The Fund increased the Class A units for each investor in the Fund by their pro rata share of the distribution.
Checks were mailed for the benefit of any investors who have redeemed.

On December 14, 2007 Everest received $1,912,484 upon the final sale of the remaining Refco receivable. This brought the total recovery from 36.69 cents on the dollar to 62.25 cents on the dollar and ends the Refco recovery effort. On
December 31, 2007 the Fund increased the Class A units for each investor in the Fund by their pro-rate share of the amount collected, and mailed checks for the benefit of those investors who redeemed. These changes do not apply to investors who came into the Fund after October 2005.

Upon the final sale of the Refco receivable, Class AA and II units were terminated effective December 31, 2007. Also, effective December 31, 2007, Class I units were also terminated.

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

The address of the General Partner and the Partnership is 1100 North 4th Street, Suite 143, Fairfield, Iowa 52556, and the telephone number at such location is (641) 472-
5500.  The General Partner changed its name as of March 1,
1994 and amended its Certificate of Incorporation, with no other changes, accordingly. In accordance with the provisions of the Commodity Exchange Act and the rules of the National Futures Association (NFA), the General Partner is registered as a commodity pool operator and a commodity trading advisor, JWH is registered as a commodity trading advisor and the Commodity Broker is registered as a futures commission merchant, each subject to regulation by the Commodity Futures Trading Commission (CFTC). Each is also a member of the NFA in such capacity.

The General Partner, to the exclusion of the limited partners of the Partnership (the Limited Partners ), manages and conducts the business of the Partnership. Thus the General Partner (i) selects and monitors the independent commodity trading advisor(s) and the Commodity
Broker; (ii) allocates and/or reallocates assets of the Partnership to or from JWH and/or the advisor(s); (iii) determines if an advisor or commodity broker should be removed or replaced; (iv) negotiates management fees, incentive fees and brokerage commissions; (v) determines its own compensation with respect to management and administrative fees; and (vi) performs such other services as the Partnership may from time to time request, except that all trading decisions are made by JWH and not the General Partner. In addition, the General Partner selects the commodity broker(s) that will clear trades for the advisor(s). Newedge Financial Inc., part of the Newedge
Group joint venture between Societe Generale and Calyon currently acts as Everest's commodity broker.


The General Partner is responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other federal or state agencies having jurisdiction over the Partnership's operations; calculation of the Net Asset
Value (meaning the total assets less total liabilities of the Partnership ( for a more precise definition, see the Exhibit Form 10 - General Form for Registration of
Securities incorporated by reference hereto ) and directing payment of the management and incentive fees payable to JWH or the advisor(s)under an advisory agreement(s) entered into with the commodity trading advisor(s).


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

In addition, the Partnership reimburses the General Partner for the actual organization and offering expenses advanced by it, not to exceed one percent of the Class A Net Asset
Value of Units sold. The Partnership reimburses the General
Partner for the actual organization and offering expenses advanced by it, not to exceed one tenth of one percent of the Class I Net Asset Value of Units sold annually.
Organization and offering expenses shall mean all expenses incurred by the Partnership or the General Partner in connection with and in preparation to offer and distribute the Units to investors, including, but not limited to, expenses for traveling, printing, engraving, mailing, salaries of employees while engaged in sales activity, charges of transfer agents, registrars, trustees, escrow holder, depositories, experts, expenses of qualification of the sales of its securities under state law, including taxes and fees and accountants and attorneys fees.

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

The Commodity Broker has agreed to pay Everest interest on 95% of Everest assets (including open trade equity) deposited with it during a month at the average of 91-day
U.S. Treasury Bills purchased by the Commodity Broker during each month. The Commodity Broker will retain all excess interest, if any, earned on the Everest assets, above the amount of interest paid to Everest. The interest rate to be paid by the Commodity Broker to Everest is a negotiated rate which has been negotiated between the Commodity Broker and the General Partner. The actual interest income on Everest s assets earned by the Commodity
Broker may be greater than or less than the negotiated rate to be paid by the Commodity Broker to Everest. The
Commodity Broker will also be responsible for execution and clearance of futures contracts (and possibly certain other
Commodity Interests).

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 1% of the Net Asset Value of Class I Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The General Partner may pay up to 100% of the funds it receives to the selling agents as additional selling commission. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses.
Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will be approximately $80,000 annually.
Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. With respect to Class AA and II, extraordinary expenses paid or accrued were $ 69,449, for the year ended 12/31/07. All expenses shall be billed directly and paid for by the Partnership. The Partnership s operating expenses for the years 2003-2007 can be found in the table in Item 6 below.

As of December 31, 2007, the General Partner had no employees. Further, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to Capital
Management Partners, Inc. (Capital). Capital is a CFTC-regulated introducing broker, and an NFA member. Capital is also registered with the Financial Industry Regulatory
Authority, Inc. ( FINRA ) as a broker dealer.  As of
December 31, 2007, Capital had  7 employees.

The Partnership s business constitutes only one segment for financial reporting purposes; and the purpose of the Partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership s business is appreciation of its assets through speculative trading in such Commodity Interests.
Financial information about the Partnership s business, as of December 31, 2007 is set forth under Items 6 and 7 herein.

For a description of commodity trading and its regulation, see the Prospectus filed on Form S-18 and the Confidential
Private Placement Memorandum filed as part of the Form 10 and included in the exhibits hereto.

The Current Offering

On July 1, 1995 the Partnership reopened for investment as a Regulation D, Rule 506 private placement offering an unlimited amount of limited partnership interests. On
September 19, 1996 the Commission accepted a Form 10 -
General Form for Registration of Securities submitted by the Partnership thereby making the Partnership a public reporting private placement offering. It also qualified the Partnership as a publicly offered security as defined in the Employee Retirement Income Security Act of 1974
(ERISA) rules permitting it to accept investment of an unlimited amount of plan assets as defined in ERISA.
Hitherto, as a private placement the Partnership could accept ERISA plan assets representing no more than 25% of the total investment in the Partnership. The limited partnership interests are offered by the Selling Agent and additional selling agents with a Class A minimum subscription amount of $25,000. (The Class A minimum subscription amount for employee benefit plans and individual retirement accounts is $10,000). Class I minimum subscription amount is $1,000,000, subject to the discretion of the General Partner to accept subscriptions of lesser amounts.

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

Other trading advisors who are not affiliated with the Partnership may utilize trading methods which are similar in some respects to those methods used by JWH, or any other future Partnership s advisor(s). These other trading advisors could also be competing with the Partnership for the same or similar trades as requested by the Partnership s advisor(s).

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

Possible Effects of Other Similar Systems. Commodity trading systems, which use market data like JWH uses, are not new. If many traders follow similar systems, these systems may generate similar buy and sell orders at the same time. Depending on the liquidity of a market, this could cause difficulty in executing orders. The General
Partner believes that, although there has been an increase in the number of trading systems in recent years, there also has been an increase in the overall trading volume and liquidity in the futures markets. Any increase in the proportion of funds traded using trend-following systems could alter trading patterns or affect execution of trades to the detriment of the Partnership.

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

Past Performance Is Not Necessarily Indicative of Future
Results. Although some of the client accounts of JWH have been profitable in the past, you should take seriously the warning the CFTC and the NFA require. PAST PERFORMANCE IS
NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.  AN
INVESTMENT IN THE PARTNERSHIP IS SPECULATIVE AND INVOLVES A
SUBSTANTIAL RISK OF LOSS.

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

The CSAP Program Is Discretionary. CSAP employs discretionary, judgmental asset allocation decisions among the JWH investment programs and currency trading models.
The investment programs and models themselves are primarily technical and systematic in character. Since CSAP's discretion relates to allocations, not trading, reliance on judgment and discretion may, over time, produce less consistent results than implementing a systematic allocation approach. JWH has more experience implementing systematic methodologies as opposed to discretionary strategies. The Partnership may incur losses due to JWH s relative inexperience in implementing this discretionary strategy.

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

Electronic Trading and Order Routing Systems.  JWH may from
time to time trade on electronic trading and order routing
systems which differ from traditional open outcry pit
trading and manual order routing methods.   Transactions
using an electronic system are subject to the rules and regulations of the exchanges offering the system or listing the contract. Characteristics of electronic trading and order routing systems vary widely among the different electronic systems with respect to order matching procedures, opening and closing procedures and prices, error trade policies and trading limitations or requirements. There are also differences regarding qualifications for access and grounds for termination and limitations on the types of orders that may be entered into the system. Each of these matters may present different risk factors with respect to the trading on or using a particular system. Each system may also present risks related to system access, varying response times and security. In the case of internet-based systems, there may be additional risks related to service providers and the receipt and monitoring of electronic mail.

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

	Reliance on Timely and Accurate Market Data. JWH s ability to detect market trends and trade them profitably depends on its access to timely and accurate market price data throughout the trend identification and trading processes. If price data is not available or is delayed, JWH would be unable to trade for client accounts until reliable data sources have been restored. Data reconciliation procedures are applied each day to confirm accurate price quotations, and on the subsequent day prices that were employed in the JWH systems are re-reconciled in an attempt to identify changes from previously posted prices. JWH's traders are required to confirm a price from multiple sources before executing a trade, and, during volatile market conditions, traders request confirmation of high and low prices from the floor before placing a trade. Inaccurate information may be generated by a data vendor, or an exchange may transmit inaccurate prices that a vendor then distributes to JWH, but which are later cancelled or amended by the exchange. In addition, JWH may obtain from third parties, such as clearing firms, information about price or about contract specifications and changes to them. Inaccurate price information may cause JWH to enter or close trades that it would not otherwise have entered or closed, to trade or fail to trade at times that would have been indicated by accurate data, or to be completely unable to place a trade. Communications or technical failure may also cause an electronic trading tool to fail, which could cause JWH to fail to act when a trading stop is reached.
As a result of such potential data problems, client accounts may be unable to exit positions or miss the opportunity to establish new positions. JWH receives price data electronically. Data providers typically make no representations or warranties about the accuracy or timeliness of the data they provide, and assume no financial liability for lost profits, trading losses or other consequential damages. Data providers also disclaim any responsibility for events of force majeure, as well as for actions (or inaction) of third party information, hardware and software providers, and for interruption of means of communication. Because all of the data required for JWH s trading is provided from third parties, JWH, cannot, despite its employment of the precautions described above, make any assurances that its efforts will detect erroneous or incomplete data, or prevent client accounts from incurring losses or missing profit opportunities.

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

Fund Trading Is Not Transparent. JWH makes all of the trading decisions for the portion of the Partnership's assets allocated to it. While the General Partner receives daily trade confirmations from the commodity broker, only the monthly performance of the Partnership is reported to limited partners. Accordingly, an investment in the Partnership does not offer limited partners the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers.

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

Limited Partners Will Not Participate in Management.
Limited Partners will not participate in the management of the Partnership. Under principles of limited partnership law, limited partners participation in the Partnership's management could result in unlimited liability for them.
The limited partnership agreement provides that certain actions may be taken, or approved, by the vote of limited partners owning more than 50% of the units, but their role in the Partnership is passive and the profitability of their investment depends entirely on the efforts of others.

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

Counterparty Creditworthiness -- U.S. Markets. Commodity exchanges provide centralized market facilities for trading in futures contracts relating to specified commodities.
Each of the commodity exchanges in the United States has an associated clearinghouse. Once trades made between members of an exchange have been confirmed, the clearing house becomes substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member firm party to the trade looks only to the clearinghouse for performance.
Clearinghouses do not deal with customers, but only with member firms, and the guarantee of performance under open positions provided by the clearinghouse does not run to customers. If a customer's commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker's obligations to such customer, the customer in question may not receive all amounts owing to such customer in respect of his or her trading, despite the clearing house fully discharging all of its obligations.

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

 Forex Trading Counterparty Creditworthiness.  The
Partnership will enter into an agreement with an equity in
the Newedge Group which will result in such entity acting
as the counter-party to the Partnership  s foreign currency
transactions.  That is, the counterparty will be the seller
of all forex instruments purchased by the Partnership and
the buyer of all forex instruments sold by the Partnership.
The counterparty's financial benefit from entering into
these transactions with the Partnership is derived from its
ability to participate in the foreign exchange interbank
markets, which are only available to large institutional
investors.  The counterparty's compensation will be derived
from a mark-up on the bid/ask spread price quoted to the
Partnership on each transaction, and the counterparty's
ability to offset these transactions in the foreign
exchange interbank market.  In the event that the
counterparty is unable to successfully participate in this
market, the ability of the counterparty to enter into
transactions with the Partnership may be interrupted.  In
addition, the counterparty has entered into similar
agreements with other persons, and thus acts as the
counter-party in transactions effected by these other
persons.  Because the counterparty acts as counter-party in
these transactions, the Partnership is subject to the
additional risk that the counterparty will be unable to
fulfill its obligations to the Partnership.  Moreover, in
the event of a bankruptcy of the counterparty, the
Partnership may be unable to recover assets held at the
counterparty, even if such assets are directly traceable to
the Partnership.  In the event of the counterparty  s
bankruptcy, there is no equivalent of the Securities
Investors Protection Corporation insurance as applicable in
the case of securities broker dealers   bankruptcies.

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

Risk that Units Will Not Be Considered Publicly-Offered
Securities under the Employee Retirement Income Security
Act of 1974 (ERISA). The General Partner believes that it is reasonable to take the position that the units qualify as publicly-offered securities under Title I of ERISA, and that the underlying assets of the Partnership will therefore not be considered for any purposes of ERISA or
Section 4975 of the Code to be assets of employee benefit plans and IRAs that purchase units. However, this position is not binding on the Department of Labor (DOL) and, therefore, there is no certainty that the units qualify.
If the units are determined not to qualify as such publicly-offered securities, the General Partner intends to redeem units held by certain limited partners that are employee benefit plans or IRAs to the extent necessary to prevent the underlying assets of the Partnership from thereafter being considered for purposes of Title I of ERISA or Section 4975 of the Code to be assets of such employee benefit plans or IRAs. However, for any period that the underlying assets of the Partnership are considered to be assets of employee benefit plans or IRAs, the provisions of Title I of ERISA and Section 4975 of the Code would apply to the operation of the Partnership and could adversely affect the Partnership's investments and activities.

Absence of Regulation Applicable to Investment Companies.
The Partnership is not registered as an investment company or mutual fund. Therefore, the SEC does not regulate it under the Investment Company Act of 1940 (the 1940 Act).
Although the Partnership has the right to invest in securities, limited partners are not protected by the 1940
Act. The General Partner is, however, registered with the CFTC as commodity pool operator (CPO), JWH is registered with the CFTC as a CTA and Newedge Financial Inc. is registered with the CFTC as a futures commission merchant
(FCM).


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

 The general Partner does not believe at this time that any of the losses will be recovered. Trilogy has closed their operations and an analysis of the principal's assets ( Mr.
Alan Kaufman) reveals insufficient resources to make any material reimbursement. A judgment, if obtained, would likely put Mr. Kaufman into bankruptcy. As an alternative, the general Partner is attempting to negotiate a settlement with Mr. Kaufman that would free the General Partner to distribute the withheld fees to the Limited Partners who were in the Fund in October 2000. We anticipate bringing this matter to a conclusion in the 1st quarter of 2008.

Item 4.	Submission of Matters to a Vote of Security
Holders
	None


                             PART II


Item 5.	Market for Registrant s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity
Securities.

        (a) There is no established public market for the Units and none is expected to develop.

        (b) As of December 31, 2007, there were 4,793.613
Class A Units held by Limited Partners. A total of 3,520.97
Units were redeemed by Class A Limited Partners during
2007. During this same period, there were 993.87 Units redeemed by Class I Limited Partners, 1,066.53 units redeemed by Class AA Limited Partners and 121.11 units redeemed by Class II Limited Partners. Additionally, there were 719.67 Units transferred from Class AA to A and 72.86
Units transferred from Class II to I. The Seventh Amended and Restated Agreement of Limited Partnership for the Partnership contains a full description of redemption and distribution procedures.


(c) To date no distributions have been made from the Class
A or Class I units to Limited Partners.


The Agreement of Limited Partnership does not provide for regular or periodic cash distributions, but gives the General Partner sole discretion in determining what distributions, if any, the Partnership will make to its partners. The General Partner has not declared any such distributions to date, and does not currently intend to declare any such distributions.


Item 6.	Selected Financial Data




                              2003      2004      2005      2006      2007
                            -------   -------   -------   -------   --------
                                (In thousands, except amounts per Unit)
1. Operating Revenues  *   $ 8,24   $ 5,098    $ 165    $ -1,117     $4,748
2. Income (Loss) from
   Continuing Operations    4,846     2,466    -2,302     -7,206      3,765
3. Income (Loss)
   Per Unit: A Shares      184.01    175.60    -193.95     -321.57    522.26
             I Shares                365.10    -122.38     -270.57    630.86
            AA Shares                            -7.77   -1,342.55  2,703.69
            II Shares                            -8.08   -1,396.40  2,812.13
4. Total Assets            34,590    37,126     33,192      19,769   11,976
5. Long Term Obligations       0         0         0         0          0
6. Cash Dividend per Unit      0         0         0         0          0


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

For the year ended December 31, 2007, Limited Partners
redeemed a total of 3520.97      Class A Units for
6,375,499. Limited Partners redeemed a total of 993.87
Class I Units for 2,197,979. Limited Partners redeemed a
total of 1,066.53 Class AA Units for       2,016,751 and
Limited Partners redeemed a total of 121.11 II units for 291,597. Additionally, there were 719.67 Units representing
$1,235,725 transferred from Class AA to Class A and 72.86
Units representing $75,760 transferred from Class II to Class I.

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



During 2007, investors purchased 25.51 Class A Units for
$50,000. No Class I Units were purchased by Limited
Partners.

The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions. As of December 31, 2007, the Partnership had
$100,047 on deposit at Newedge Financial Inc.


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



Results of Operations


Calendar Year 2007

At December 31, 2007 the Partnership had approximately
$11.7 million in Class A assets and no Class I assets. The
JWH allocation was approximately $7.7 million. The balance was being held in interest-bearing accounts in anticipation of future allocations to JWH or other traders.

The Partnership recorded a gain of 1,997,815 or 522.26 per Class A unit, for the year 2007. That represents a gain of 27.24% for the year. The Partnership recorded a gain of 630.86 per Class I Unit, which represents a gain of 30.46% through November 30, 2007 when all Class I shares were redeemed.

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


Update on the RCM recovery efforts


Refco, Inc. filed a plan under Chapter 11 (the Plan ) and a Disclosure Document with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court and became effective December 26, 2006. An initial distribution was made to investors in December 2006, please refer to last month' s letter for details. The Plan Administration Committee, of which Peter Lamoureux is a member, is actively liquidating other assets. We anticipate another distribution within the next two months.

Class A Units were negative 4.77% in February 2007 resulting in a Net AssetValue per unit of $1,848.37 as of February 28, 2007.

Class I Units were negative 4.50% resulting in a Net Asset
Value of $2,007.54 as of February 28, 2007.

The Fund s performance was negative for the month of February. This negative performance was a direct result of the explosion in volatility accompanying the last week of the month. Trading up to that point was positive for the month, but the events of the week reverberated throughout global markets and reversed what few trends had been eviden earlier in the month. The events were primarily portrayed in the U.S. media as a stock market decline, but the issues were far broader than that. Whether pundits cared to lay the blame on the Chinese stock market or the trouble in the sub-prime loan sector, global markets awoke to a measure of short-term volatility not seen for many months which was not confined simply to the equities markets. As an example, the gold market hovered around the high $690s, a level not seen since May of last year. Similarly, the wheat, corn and soybean markets were hitting full-year highs as the last week of February opened. All of these markets suffered sharp declines during the last week, which translated to losses for the Fund. Another example of this sudden reversal in price behavior was the Japanese yen which was at its yearly low, but strengthened over 2 percent against the dollar in the last three trading sessions. These examples in unconnected markets give a flavor of how widespread the difficulty was in the last three days of the month. As long-term trend followers, JWH will position the Fund in the direction of a lasting move, so the Fund will be long a market that is reaching new yearly highs or short a market that is reaching new yearly lows. Part of the Funds strategy rests in investing in markets that behave differently from each other. In the unusual circumstances where historical uncorrelated markets reverse in lockstep, the Funds systematic approach will be susceptible to setbacks.

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



Update on the RCM recovery efforts

Refco, Inc. filed a plan under Chapter 11 ( the 'Plan' ) and a Disclosure Document with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court and became effective December 26, 2006. An initial distribution was made to investors in December 2006. The Plan Administration Committee, of which Peter Lamoureux is a member, is actively liquidating other assets. We anticipate another distribution within the next two months.


Class A Units were negative 7.89% in March 2007 resulting in a Net Asset Value per unit of $1,702.45 as of March 31, 2007.

Class I Units were negative 7.63% resulting in a Net Asset
Value per unit of $1,854.33 as of March 31, 2007.

The Fund experienced losses in March as the explosion in volatility that occurred at the end of February continued
into early March. On February 27th, the largest drop in China s stock market in a decade and the global sell-off that followed seemed to shift market sentiment towards
fears about the slowdown in the U.S. housing market and
the overall health of the U.S. economy. The sudden reappearance of risk in the world financial markets caused losses in various sectors as the Fund s systematic trading approach was not positioned for this sudden tur of events. The currency, metal and agriculture sectors all suffered losses at the beginning of the month as sharp reversals, which carried over from February, led to
the exiting of positions.   The markets quickly stabilized
and spent the remainder of the month retracing their overextended moves. Performance suffered even further towards the end of the month as global fixed-income markets weakened. The energy sector was positive for the month as weather and geopolitical events were the driving forces of price movements.In conclusion, the Fund s performance was negative for the month as the drop in global equity markets, which increased volatility in financial markets around the world, carried over into the first few days of March. The Fund s systematic trend following methodology caused it to exit positions during this difficult turn of events. Short-term market dislocations can be a harbinger of a major shift in trends. However, the dislocation of the markets thus far has been a short-lived phenomenon, resulting in a temporary spike in volatility.
The Fund will continue to apply our disciplined systematic trading approach to potentially take advantage of new opportunities as they present themselves.



Update on the RCM recovery effort

Second Refco Distribution (Not applicable to investors who came into theFund after October 2005)

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


3 months ended June 30, 2007

The Partnership recorded a gain of $ 1,255,628 or $195.26 per Unit of Class A Units ($ 228.44 for Class I Units, a loss of $8.39 for Class AA Units and a loss of $8.72 for Class II Units) for the fiscal quarterended June 30, 2007.
This compares to a loss of $420,650 or $77.87 per Unit of Class A Units ($64.19 for Class I Units, .80 for
Class AA Units and .84 for Class II Units) for the fiscal quarter ended June 30, 2006. The quarter ended June
30, 2007 showed a gain of 11.47%( total return) for the Class A Units of the fund (12.32% for the Class I Units,
-0.83% for Class AA Units and -0.83% for Class II Units).

The Partnership continued to employ John W. Henry &
Company, Inc. ' s (JWH) GlobalAnalyticsR Family of Programs,
Worldwide Bond Program.

Class A Units were negative  -0.06 % in April 2007
resulting in a Net Asset Value per unit of $ 1,701.514 as of April 30, 2007.

Class I Units were positive 0.21 % resulting in a Net Asset
Value per unit of $1,858.17  as of April 30, 2007.

      The Fund s performance was essentially even for the month of April.The Fund s disciplined systematic trading approach took advantage of opportunities that emerged as global financial markets recovered from the explosion in volatility that occurred at the end of February and continued into March. The temporary dislocation ofthe financial markets appears to have laid the foundation for a major shift in trends. The currency, indices and agriculture sectors all achieved gains as various components of each sector developed and sustained profitable trends. The currency sector was the Fund' s best performer as various previously range-bound currencies set historic highs and lows. The euro reached an all-time high against both the U.S. dollar and the Japanese yen, while the British pound reached a 25-year high against the dollar.
The stock indices sector was positive for April as stronger-than-expected 1st quarter earnings, an increase in mergers and acquisitions, economic growth in Europe, and benign inflation in the U.S. drove global equity prices higher. The agriculture sector was slightly positive for the month as the majority of the gains achieved in N.Y. cotton and coffee were partially offset by losses in CBOT wheat. The metals sector was negative for the month. Gold slightly offset losses as the precious metal reached an 11 month high when demand for a hedge against the weakness in the dollar increased.
The energy sector was negative for the month as weather and geopolitical events once again were the driving force behind price movements. The interest rate sector was negative for the month as uncertainty grew over the interest rate policy of the central banks of the world s two largest economies.

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



Class A Units were positive 0.60 % in May 2007 resulting in a Net Asset Value per unit of $1,711.64 as of May 31, 2007.

Class I Units were positive 0.86% resulting in a Net Asset
Value perunit of $1,874.11  as of May 31, 2007.

The Fund s performance was positive for the month of May.
The interestrate sector drove performance with strong gains as the Fund s disciplined systematic trend-following approach enabled it to profit from falling bond markets in the U.S. and Europe. The stock indices sector also added to positive performance as better-than-expected earnings and stronger-than-expected economic growth sent equity indexes across the globe to new highs. The currency sectorwas slightly positive for the month also as the dollar strengthened against the Japanese yen.

The energy sector was negative for the month as energy markets remainedrange-bound. The metals sector was negative for the month as a reversal in precious metals hurt performance as the Fund exited positions. The agriculture sector was negative for the month as supply once again drove price action.

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


Class A Units were positive 10.87 % in June 2007 resulting in a Net Asset Value per unit of $1,897.72 as of June 30, 2007.

Class I Units were positive 11.13 % resulting in a Net
Asset Value per unit of $2,082.77  as of June 30, 2007.

The Fund s performance was positive for the month of June. Despite potentially market-dislocating events, including terrorism incidents in the United Kingdom and the sub prime mortgage problems in the United States, the Fund was able to profit as its long-term trend-following approach excelled, holding profitable position through the market turmoil. The Fund s systematic approach has profited over the past few months since the equity induced dislocationof financial markets that occurred towards the end of the 1st quarter, which we suggested might be a precursor for a major shift in market trends.
While discretionary funds and shorter-term trend-followers may have been forced out of profitable positions dueto instability in the market, the Fund s clients were rewarded for its longer-term focus.
The fixed income, energy, agriculture and currency sectors all achieved gains as various components of each sector sustained previously existing or developed new profitable trends.The interest rate sector was one of the Fund s best performing sectors for the second consecutive month as it continued to take advantage of the fall in U.S. and European bond markets.

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

On March 29, The Everest Fund, L.P. received the
second in a series of anticipated distributions in the
Refco matter in the  amount of $368,878.96. Of the
approximately $7,500,000 that became inaccessible in
October 2005, we have now received $1,743,404.47.
That represents an amount equal to approximately
23% of the frozen assets.   The Fund has increased the
Class A units for each investor in the Fund by
their pro rata share of the distribution. Checks
have been mailed for the benefit of any investors
who have redeemed.    We expect additional distributions
between now and the end of June 2007.

On June 28th, 2007 Everest received a third distribution from Refco in the amount of $668,172.21.
That amount is equal to approximately 9 cents on the dollar of the original amount that was frozen in October 2005. This, in addition to the other distributions, brings the recovery to approximately 32 cents on the dollar so far. The Fund has increased the Class A units for each investor in the Fund by their pro rata share of the distribution. Checks have beenmailed for the benefit of any investors who have redeemed.


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


The Partnership continued to employ John W. Henry &
Company, Inc. ' s (JWH) GlobalAnalyticsR Family of
Programs.


Class A Units were negative 1.78% in July 2007 resulting in a Net Asset Value per unit of $1,863.90 as of July 31, 2007.

Class I Units were negative 1.52% resulting in a Net Asset
Value of $2,051.12 as of July 31, 2007.

After a positive +10.87 performance in June, the Fund declined in Julyas many of the financial market trends that contributed to the Fund s second quarter gains were significantly disrupted or ended during the month.
Although the Fund was down for the month, JWH gave back less of the June gains than many of their peers in the managed futures industry. Some of the largest managers in the industry had losses greater than 10% in July, and even large funds with multiple advisors had similar declines.

For the month of July, concerns about strains in the U.S.
housing market,exposure to sub-prime mortgages and excess leverage in the financial system resurfaced prompting investors to reduce positions in risky assets.
The manifestation of this flight to quality was most noticeable in the credit markets where market forces pushed borrowing costs significantly higher. In this volatile trading environment, government bond prices rose while global equities and higher yielding currencies declined. The Fund benefited from the diversification associated with its commodity allocation.While the financial sectors of the Fund were negatively impacted by trend reversals and rising volatility, overall
Fund losses were partially mitigated by gains resulting from the rising price of crude oil and trends in the grain markets. Strong global growth, rising inflationary concerns and vigilant central banks were three factors that combined to drive global interest rates higher during the second quarter of 2007. Festering near the surface of the market consciousness however, was real concern about the state of the U.S. housing market, hedge fund and investment bank exposure to sub-prime mortgages and the fragility of the liquidity dependent capital markets. These fears increased in July resultingin higher bond prices and a clear re-pricing of risk. The benchmark U.S. 10-year yield fell from a high of 5.19 percent during the month to close at 4.74 percent. At the same time bond yields were falling, spreads were rising at an even faster pace. Mortgage, high yield andswap spreads also widened during the month.
The broad-based trend reversals in global bonds caused the Fund to incur losses in the interest rate sector.

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

In summary, trends in global bonds and equities were halted when problems in the U.S. housing market and sub-prime mortgages spread throughout the global financial markets.
This contagion led to a broad-based reduction in risk.
The Fund s diversification and risk management techniques helped to minimize losses in this difficult environment.
It is hard to know where the markets will go from here but it is possible that elevated levels of volatility will persist in certain sectors that could be a positive development for the Fund.The Fund stands ready to potentially take advantage of new opportunitiesas they arise.

Clearing Broker News

The Funds futures clearing broker, Calyon Financial, Inc. has announced plans to merge with the clearing broker Fimat, a subsidiary of Societe Generale. The Merger will create a new firm to be known as Newedge and should be completed sometime in the 1st quarter of 2008. We believe that the merger will provide even greater financial strength for our clearing broker relationship. The merger will create one of the top 5 FCM s in the world.


Class A Units were negative 8.25% in August 2007 resulting in a Net Asset Value per unit of $1,710.05 as of August 31, 2007.

Class I Units were negative 7.99% resulting in a Net Asset
Value of $1,887.20 as of August 31, 2007.

The Fund s performance was impacted as the crisis that began in the sub-prime mortgage market continued spreading globally, undermining demand for corporate bonds, equities and commercial paper.The spread of the U.S. contagion produced short-lived, sharp and unusually well correlated spikes in volatility throughout global financial markets.
As a result, the Fund s long-term diversified trend-following methodology suffered losses as the market dislocations forced the exiting of positions.


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


Auditors

Due to regulatory circumstances beyond Everest or Spicer
Jeffries control, Spicer Jeffries LLP ceased to serve the Fund as accountants effective September 17, 2007.
The Sarbanes-Oxley Act of 2002 has mandatory rules on partner rotation in order for auditors to be considered independent, and those rules have forced this decision. We have begun the process of selecting a new firm and we will notify all investors as to who will replace Spicer asthe Fund s new independent auditors. It should be noted that Spicer s opinion in 2006, 2005 and

2004 was that The Everest Fund, L.P. financial statements present fairly, in all material respects, the financial position of the Fund and the results of its cash flows have been in conformity with accounting principles generally accepted in the United States.


New Allocation

The Partnership anticipates making an allocation to the Morningstar Long / Short Commodity Index sometime in 2008.
The Index is a momentum based strategy that holds a basket of 19 physical commodity contracts either long or short.


Offering Memorandum


Class A Units were positive 15.78 % in September 2007 resulting in a Net Asset Value per unit of $1,979.97 as of September 30, 2007.

Class I Units were positive 16.05% resulting in a Net Asset
Value of $2,190.04 as of September 30, 2007.

The Fund posted significant gains in excess of 15% for the month of September as the U.S. Federal Reserve Board
(the Fed) cut its benchmark rate on September 18th by 50 basis points to 4.75 percent in an attempt to shore up an economy threatened by a housing recession. The rate cut sparked concerns about inflation as some investors bought commoditiesto hedge against rising consumer prices.
The falling U.S. dollar made raw materials priced in dollars cheaper for buyers holding foreign currencies.
The Fund gained for a second quarter in a row, as its systematic trend-following approach capitalized on the dollar ' s plunge and also benefited from the enhanced appeal of energies, grains and precious metals.

The agriculture sector was the Fund s strongest performer for the month as the slumping dollar, which enhanced the appeal of grains as an inflation hedge, and a global grain shortfall drove wheat and soybean prices to
record highs.  	The currency sector was positive for
the month as the U.S. dollar hit record lows in the wake of the larger-than-expected interest rate cut by the Fed.
The weakness of the dollar against the euro was a significant contributor to this month s gains as its downward trend led to an all-time low of $1.4278 per euro. The energy sector was positive in September as petroleum products rose to record highs on speculation that the combination of U.S. interest rate cuts and a falling dollar would boost demand. The falling dollar makes oil cheaper in countries using foreign currencies. Crude oil reached a record-breaking $83.90 a barrel on September 20th. This record high was less than a dollar from the all-time inflation-adjusted high reached in 1981, when prices jumped because Iran cut oil exports. Both the stock indices and metal sectors were positive for the month as stocks rose to complete their steepest September advance since 1998. The Fed s interest rate cut helped energy and raw-material companies lead the market s recovery after a summer rout. Gold extended its rally to its highest price since 1980 due,to speculation that a weakening dollar and surging energy costs will boost demand for the precious metal as an alternative investment.
The interest rate sector was negative for September.

In conclusion, the Fund exhibited strong performance for the month of September as the larger-than-expected interest rate cut by the Fed drove the U.S. dollar lower, sparking inflationary fears and driving commodity prices to record highs. The Fund s systematic trend-following approach profited as trends strengthened.
As always, the Fund stands ready to potentially take advantage of any continuing or new trends that may emerge.Refco Distribution (For those investors in the Fund in October 2005)
  Refco, Inc. filed a plan under Chapter 11 ( the Plan ) and a Disclosure Document with the Bankruptcy Court.
The Plan was confirmed by the Bankruptcy Court and became effective
December 26, 2006. An initial distribution was made to investors in December 2006. The Plan Administration
Committee, of which Peter Lamoureux is a member, is actively liquidating other assets.

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

On September 20, 2007 Everest received another distribution from Refco in the amount of $342,699.06.
That amount is equal to approximately 4.55 cents on the dollar of the original amount that was frozen in October 2005. This, in addition to the other distributions,brings the recovery to approximately
36.55 cents on the dollar so far. The Fund has increased the Class A units for each investor in the Fund by their pro rata share of the distribution. Checks have been mailed for the benefit of any investors who have redeemed. The Plan Administration Committee is working with the other estate professionals to effect additional distributions. We will continue to keep you informed. These changes do not apply those who have come into the Fund after October 2005.


During the reporting period, fiscal quarter ended September
30, 2007, additional Units sold consisted of zero
limited partnershi Units; there were zero general
partnership Units sold during the period.
Additional Units sold during the period represented a total
of $ zero. Investors redeemed a total of  1630.38
Units during the period and the General Partner redeemed
zero Units. At the end of the period there were  5,298.499
Units outstanding (including zero Units owned by the General Partner). As of September 30, 2007 the estimated Class AA NAV per unit was $989.27 and Class
II NAV per unit was $1,028.94.

During the fiscal quarter ended September 30, 2007, the Partnership was exposed to credit risk in connection with the bankruptcy filing by RCM, the Partnership ' s former foreign currency broker.


3 months ended December 31, 2007


The Partnership recorded a gain of $3,779,436 or $459.31
per Unit of Class A Units ($   $511.84 for Class I Units),
$2,718.15 for Class AA Units and $2,827.17 for Class II
Units) for the fiscal quarter ended December 31, 2007. This compares to a loss of $1,267,541 or $146.82 per Unit of Class A Units ($140.68 for Class I Units), $3.03 for Class
AA Units and $3.15 for Class II Units) for the fiscal quarter ended December 31, 2006.

Class A Units were a positive 8.19% in October 2007 resulting in a Net Asset Value of $2,142.08.

Class I Units were a positive 8.45% resulting in a Net
Asset Value of $2,375.10 as of October 31, 2007.

The Fund's performance was positive for the month of October. Apprehension returned to the financial markets resulting from speculation that credit market losses could potentially further hurt the broader U.S. economy. The resulting increase in market volatility benefited the Fund's disciplined, long-term systematic trading approach as energy and metals markets surged as the dollar continued its plunge and as the Federal Reserve Board (the Fed) lowered its benchmark rate by 25 basis points to 4.5 percent in the hopes of keeping the U.S. economy from stalling.

The energy sector was the Fund's strongest performer for the month as crude oil led petroleum products higher.
The metals and stock indices sectors were both positive for the month after the economy expanded more-than-forecasted and the Fed cut its benchmark rate. U.S. stocks rose for the third straight month and gold reached its highest price in 27 years.

The currency sector was slightly negative in October as the dollars plunge against both the euro and British pound was not enough to offset the losses caused by trend reversals in the Japanese yen. The interest rate sector was negative for the month as the Fund exited positions in European and U.S. fixed income markets. The agriculture sector was negative for October as the Fund systematically exited positions as markets retreated from a seven-year high in NY coffee and an all-time high of $9.6175 a bushel in CBOT wheat on September 28th.
	In conclusion, the Fund's performance was positive for the month of October. Its' long-term, trend-following approach capitalized on increasing concerns about the health of the global credit-markets which drove bullish trends in both the energy and metals sectors. As always, the Fund stands ready to potentially take advantage of any continuing or new trends that may emerge.


Class A Units showed a gain of 13.50% in November 2007 resulting in a Net Asset Value of $2,431.19. The year-to-date return for 2007 was +26.82% for the Class A Units.


The interest rate sector was the Fund's best performer in November as global interest rates continued their move lower. The decline in interest rates in November had an impact on currency exchange rates. The dollar dropped precipitously against a number of the world's major currencies. The sharp decline in the value of the dollar against some of the world's major currencies impacted other markets and contributed to profits in other sectors of the portfolio. This was most evident in the energy sector, where the majority of the actively traded products are priced in U.S. dollars. Performance for the agricultural sector was slightly positive in November.
Precious metals prices were also impacted by movements in the dollar. In times of crisis, gold is often seen as a safe harbor and can function as if it is a de facto currency. Overall, performance for the metals sector was slightly negative for the month. Performance for the equity sector was negative for the month. The tendency for November to be a good month for equity returns did not prove to be the case this year as the S&P 500 declined approximately 4.50 percent during the month, but global equity prices rallied sharply at the end of the month.

November performance resulted in the third consecutive positive month for the Fund. The ongoing concern about the health of the U.S. economy and the Fed's ability to proactively react to signs of impending problems continue to drive performance across the market sectors. As always, the Fund stands ready to potentially take advantage of any continuing or new trends that may emerge.


Auditors

The Fund has selected the Chicago firm of Ryan & Juraska,
Certified Public Accountants (R&J), to conduct the 2007 audit and tax work. R&J specialize in Broker-Dealers, Commodity Pool Operators, Commodity Trading Advisors and
Hedge Funds.



Class A Units showed a gain of 0.33% in December 2007, resulting in a Net Asset Value of $2,439.29. The year-to-date return for 2007 was +27.24% for the Class A Units.

Everest held on to its investment with JWH while two of the nation's top 5 broker-dealers either pulled out of all JWH investments (Merrill Lynch) or issued a sell signal for JWH managed funds with a white paper to back up their conclusions (a firm who has a selling agreement with Everest). Although I understand their frustration, the fact is that each of these firms acted at almost the exact bottom of JWH's performance cycle for our fund, recommending a pull out at almost the exact wrong time.
Long term trend following requires a lot of patience. We appreciate the discipline of every investor and broker who has remained with the fund, and we are making efforts to create a better investor experience.


Now that JWH has delivered a +27.24% year, we are taking steps to improve the experience of long term trend following by allocating approximately 40% of the Fund to vehicles that are designed to replicate the Morningstar
Long/Short Commodity Index. We anticipate the allocation will occur either in late January or February, depending on the regulatory process.



Refco


            On December 14, 2007 Everest received
$1,912,484 upon the sale of the remaining Refco receivable.
This brings the recovery from 36.69 cents on the dollar to
62.25 cents on the dollar and ends the Refco recovery effort. The Fund increased the class A units for each investor in the Fund by their pro-rate share, and mailed checks for the benefit of those who have redeemed. These changes do not apply those who have come into the Fund after October 2005.


During the reporting period, fiscal quarter ended December
31, 2007, no additional Units were sold by the limited partnership; there were no general partnership Units sold during the period. Additional Units sold during the period represented a total of $0.00 . Investors redeemed a total of 145.20299 Class A Units, 351.88382 Class AA Units,
48.14901 Class I Units and 58.95415 Class II Units during the period. Additionally, there were 191.014 Units transferred from Class AA to Class A 0.00 Units transferred from Class II to Class I. At the end of the period there were 4793.61 Units outstanding (including no Units owned by the General Partner).

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

During the fiscal quarter ended December 31, 2007, the Partnership was exposed to credit risk in connection with the bankruptcy filing by RCM, the Partnership's former foreign currency broker. See Items 1 and 3 above for additional information.

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

First Quarter 2006

The Partnership recorded a loss of $767,181 or $70.29 per Unit of Class A Units ($55.42 for Class I Units, $2.03 for
Class AA Units and $2.11 for Class II Units) for the fiscal quarter ended March 31, 2006. This compares to a loss of $3,249,420 or $218.23 per Unit of Class A Units ($202.84
for Class I Units) for the fiscal quarter ended March 31, 2005. The quarter ended March 31, 2006 showed a loss of 3.14% (total return) for the Class A Units of the fund (-
2.37% for the Class I Units, 0.09% for Class AA Units and
0.09% for Class II Units).


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

Update on the RCM recovery effort

The Official Committee of Creditors in the Refco case has posted a website for information and updates. It has a summary of events in October 05 through February 06; a calendar of events for March 06; a bankruptcy basics primer; FAQs; and a section to ask questions. The site is at: www.refcocommittee.com. This may be too much information in too legal a format, and it is not specific to the recovery efforts of any one investment fund, but at least something has been organized. The questions and the FAQ section may be more common sense based and have less legal terminology. On March 14th the Judge tentatively ruled that Refco Capital Markets (RCM) should be converted to a Chapter 7, but he agreed to give the parties 45 days in order to try to work out a consensual plan for reorganizing RCM and distributing the assets on hand.
Everest Asset Management, Inc. remains available to answer any questions specific to the Everest Fund. The Fund s offering documents have been updated and we have had new investments for January, February and March.


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

Currencies were the Fund's worst performing sector as the
U.S. dollar spent the majority of the month strengthening
against most major currencies.  The interest rate sector
was also unprofitable for the month as U.S. 10-year and 30-
year treasury bonds led the sector's
decline. The interest rate speculation that dominated the
currency markets also affected the U.S. treasury markets.
The metals sector was also negative for the month as
precious metals continued to retreat from highs set in May.
Gold fell to a three month low of $542.45 an ounce on June
14th after reaching a 26-year high of $732 an ounce on May
12th.  The dramatic sell-off was caused by the combination
of a stronger dollar, as investors bought dollars as an
alternative to gold, and increased speculation that the
Federal Reserve could hike interest rates as much as 50
basis points.  Despite the recent weakness in the precious
metal, gold is up 18 percent for the year. All components
of this sector were negative with the largest loss coming
from gold.   The agriculture sector also underperformed
during the month as weather conditions had severe affects on various crops in the U.S. and around the world. Global
Stock Indices were slightly negative for the month as speculation over the outcome of the June 29th Federal
Reserve meeting caused severe market fluctuations. The energy sector was also slightly negative for the month as choppy market conditions hindered performance. All of the petroleum based products were negative for the month.

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

Class A Units were positive 7.63% in August 2006 resulting in a Net Asset Value per unit of $2,000.56 as of August 31, 2006.

Class I Units were positive 7.89% resulting in a Net Asset
Value of $2,138.44 as of August 31, 2006.

The Fund's performance was positive in August as four out
of the six sectors traded were profitable for the month.
The fixed-income sector led performance with robust gains
as U.S., Japanese, and European bond markets trended higher
on signs that inflationary pressures in the world   s
largest economies are receding. The currency sector also
added to the Fund   s positive performance as the Japanese
yen weakened against the U.S. dollar and euro on
speculation that Japan   s central bank wouldn  t raise
interest rates again this year.  The Fund   s performance
was further enhanced by more modest gains in the metals and agriculture sectors, while the Fund suffered small loses in the indices and energy sectors.

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

It is Everest's belief that the Court will approve the Plan or a plan that is close to the current draft. We remain available to answer any questions that you may have.

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

Class A Units were a negative 5.53% in October 2006 resulting in a Net Asset Value of $1,949.77.

Class I Units were a negative 5.27% resulting in a Net
Asset Value of $2095.25 as of October 31, 2006.

The Fund's performance was negative for the month of October. Three of the six sectors traded had positive performance. However, the gains made in the energy, indices and agriculture sectors were not able to offset the combined losses of the remaining sectors. The underperforming sectors were affected by trend-reversing markets caused by shifting expectations about global inflationary fears, as well as the health of the U.S. economy.
	The fixed income sector was the Fund's worst performing sector for the month as U.S., European, and Japanese debt markets suffered similar reversals over speculation surrounding potential global interest rate moves. The currency sector was negative for the month.
The economic data and speculation about future interest rates which led to the losses in the fixed-income sector also caused underperformance within this sector, as the U.S. dollar suffered a strong reversal at the end of the month. The largest sector loss occurred in the euro. Performance in the metals sector was also negative for the month.
	The energy sector was the Fund's strongest performer for the month of October. Crude oil plunged 25 percent since reaching a record $78.40 a barrel on July 14th, amid concern that fighting in Lebanon would spread through the Middle East. Since July 14th, three factors have caused prices to drop; a cease fire between Israel and Lebanon has been achieved, crude oil inventories have risen, and there has been a calm Atlantic hurricane season. The stock indices sector was also positive for the month. Asian stocks climbed, for their best month since April. Also advancing were the U.S. benchmark indices, as earlier optimism that U.S. households would sustain economic growth pushed the Dow industrials to a record high during the month and sent the S&P 500 to its highest level since November 2000. Performance in the agriculture sector was also positive during the month as corn and CBOT wheat were the sectors best performers.
In conclusion, the Fund was negative for the month as an unexpected shift in the global interest rate environment shocked the markets and resulted in sharp reversals in the fixed-income and currency markets. While gains in energy, indices and agriculture sectors helped to limit losses, they were not enough to offset the combined losses from the fixed-income and currency markets. As always, the Fund stands ready to potentially profit from any new trends that may emerge.

Update on the RCM Recovery Efforts / Write Down of RCM
Receivable

Refco, Inc. filed a plan under Chapter 11 (the 'Plan') and a Disclosure Document with the Bankruptcy Court. The Plan was confirmed by the Bankruptcy Court and became effective
December 26, 2006.
Based on the estimated recovery amounts contained in the schedules of the Plan and Disclosure Document which the Bankruptcy Court is being asked to approve in the Refco case, the General Partner as of October 31, 2006 (but effective September 30, 2006) reduced the value of the Class AA and Class II assets to 40% of the amounts at which such assets held at Refco were valued as of October 17, 2005. As of October 17, 2005 the assets were valued at $7,482,332. The adjustment is $4,489,399 with a remaining asset balance of $2,992,933. This is a preliminary adjustment and could be negatively impacted if the Plan is not confirmed by the Bankruptcy Court on December 15, 2006.
The estimate could also be adjusted depending upon the outcome of the processing of valid claims in the bankruptcy litigation and certain other factors.
Looking beyond the recovery estimates described above, there is the potential for further recoveries through litigation efforts. A Litigation Trust is being established and funded. A Litigation Trust Committee has been formed and a Litigation Trustee is being appointed to pursue claims against a targeted list of parties who may have acted fraudulently or with negligence in the conduct of Refco business. We have not included litigation recoveries, if any, in the write down, because the success of such actions cannot be estimated at this time. No assurances can be made that there will be any further recoveries for Everest from these efforts.
In accordance with Generally Accepted Accounting Principles the write down was reflected in the statement of operations at September 30, 2006. The estimate was determined after the issuance of our September 30, 2006 investor account statements, and therefore the October investor statements that were issued in November reflected the revised Net
Asset Values for September 30, 2006.

Class A Units showed a gain of 6.38% in November 2006 resulting in a Net Asset Value of $ 2074.23.

Class I Units showed a gain of 6.65% resulting in a Net
Asset Value of $ 2234.50.

The Fund was +6.38% for November. The currency sector led performance with strong gains as the Fund's systematic trend following approach enabled it to profit from a weakening U.S. dollar. The agricultural and interest rate sectors also added to the positive performance as corn continued to trend higher on increased export demand and U.S. treasuries rallied as signs of slowing economic growth bolstered speculation that the Federal Reserve (Fed) will cut interest rates. The metal sector was also positive on the strength of silver while the energy and indices sectors incurred losses as performance within these sectors was hampered by trend reversals towards the end of the month.

December's results cannot be predicted, and we are hopeful for a positive year. Under market conditions that favor
JWH's systematic trading system, this manager has shown the ability to recover quickly in the past. However, the Fund is down for the year at the end of November and we have had a number of questions regarding potential tax advantages from a negative year that could be used to offset gains in other investments. Although your clients should consult with their own tax advisors, we would like to remind everyone that it is not necessary to redeem the investment in order to trigger the tax advantage, if there is one.
The Fund's results are recognized for tax purposes in each year of trading and will be reported on the K-1.

We appreciate your patience during what has been a disappointing period of performance in the managed futures industry and by our manager, John W. Henry & Company, Inc.
(JWH). By their very nature, uncorrelated asset classes can produce different results, which may lead to better combined returns over time. A 10% Everest 90% S&P 500 allocation had higher total returns with lower standard deviation than a 100% S&P 500 investment for the last 5 year, 7 year and 10 year periods ending with the 3rd quarter of 2006 (rebalancing quarterly). In the last three years that has not been the case. At Everest, we have always tried to look at the long term results, and we encourage investors to do the same. We have seen no fundamental change in management or style of investing at JWH which have caused under performance, and we look forward to the potential return of markets that are more favorable to JWH's systematic trading system. We continue to review the allocation to three programs at JWH.

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


Class A Units showed a loss of 7.58% in December 2006, resulting in a Net Asset Value of $ 1,917.03.

Class I Units showed a loss of  7.32% resulting in a Net
Asset Value of $ 2071.02.

The Fund's performance was negative for the month of December. Four out of six sectors traded were negative, with the interest rate sector responsible for the majority of the Fund's losses. Speculation over the future of the U.S. Federal Reserve's (FED), European Central Bank's
(ECB), and the Bank of Japan's (BOJ) interest rate policies caused harmful and sharp reversals in global fixed income markets. The same uncertainty surrounding the future direction of world interest rates also hurt performance in the Fund's currency sector, as fluctuating interest rate expectations caused excessive volatility in global currency markets. The health of U.S., European, and Japanese economies continued to keep markets speculating about the direction of global interest rates, causing uncertainty within the fixed income, currency, and metal sectors. As a consequence, short-term market moving events resulted in strong reversals or trend-less markets making it difficult for JWH's disciplined systematic investment style to capitalize on longer-term trends.

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

Refco Summary for Investors in the Fund October 2005

On December 28, 2006, The Everest Fund, L.P. received the first in a series of anticipated distributions in the Refco matter. Of the approximately $7,500,000 that became inaccessible in October 2005, we have now received
$1,365,525.51. That represents an amount equal to approximately 18% of the frozen assets. We have increased the Class A units for each investor in the Fund by their pro rata share of the distribution, and lowered the Class
'AA' units.  This will be seen as an increase in the Class
'A' (or Class 'I') units on the December 2006 client statements and a decrease in the Class 'AA' (or Class II units). Checks were mailed in the middle of January 2006 for the benefit of any investors who have redeemed.

	There is approximately 26.5 cents on the dollar on hand at Refco for FX clients like Everest. Subject to the claims processing, we anticipate receiving additional distributions that may bring us to that level of recovery within the first half of 2007. The Disclosure Document filed with the Court in October 2006 estimates on page 8 that the Everest Fund's category of recovery (FX unsecured creditors) could come to 37.5 cents on the dollar subject to a number of contingencies. In order to approach the
37.5 % recovery, a number of entities involved in Refco need to be liquidated, further transfers need to be effected between Refco entities, and some appeals need to be heard by the courts. It is difficult to estimate the length of time to complete this process or the degree of success in approaching the 37.5 % recovery level. Peter
Lamoureux is a member of the Plan Administration Committee and will endeavor to communicate any results in a timely fashion.

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

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk.
Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-
99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

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

The Trading Value at Risk in Different Market Sectors of the Partnership

The following table indicates the trading Value at Risk
associated with the open positions of the Partnership by
market category as of December 31, 2007. All open position
trading risk exposures of the Partnership have been
included in calculating the figures set forth below. As of
December 31, 2007, the total capitalization of the
Partnership was approximately $11,693,007, all in Class A
shares.       .

December 31, 2007

of Total
Market Sector               Value at Risk                       %
Capitalization

Commodities			0.16   			       1.39%
Energies			0.32			       2.73%
Financial Stock Indices         0.03
	0.28%
Interest Rates		        0.17				1.45%
Metals			        0.04				0.37%
Currencies			0.14			        1.23%
Total		               0.87 million	                7.43%


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

The Partnership holds a portion of its assets in cash on
deposit with Newedge Financial Inc. ("Newedge") with
substantially all of the remainder on deposit with Horizon
Cash Management, LLC. (Horizon) in short term, highly
liquid investments. The Partnership has cash flow risk on
these cash deposits because if interest
rates decline, so will the interest paid out by Newedge at
the 91-day
Treasury bill rate.  In addition, should short term
interest rates decline, so will the interest earnings for
assets on deposit with Horizon.  The Partnership assets
managed by Horizon are deposited in an account in the
custodial department of the Northern Trust Company, and
invested in U.S. government securities and other interest-
bearing obligations at the direction of Horizon.  Horizon
is responsible for the investment management of the assets
of the Partnership not deposited with Newedge as margin
monies or held in Partnership operating accounts.  Horizon
is registered with the Securities and Exchange Commission
(SEC) as an investment adviser.  Horizon may invest in U.S.
government securities and other instruments as permitted by
the agreement with the Partnership.  Horizon receives an
annual fee of 0.25% payable monthly on the assets it
manages.  However, Horizon only receives its service fee if
the accrued monthly interest income earned on the assets of
the Partnership managed by Horizon exceeds the 91-day U.S.
Treasury Bill rate. As of December 31, 2007, the
Partnership had approximately $11.6       million in cash
on deposit with Newedge and Horizon.

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

The following were the primary trading risk exposures of the Partnership as of December 31,2007, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2007.

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

As of December 31, 2007, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as contemplated by Rule 13a-15 of the Securities
Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, the General Partner's principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures are effective, in all material respects, in timely alerting him to material information relating to the Partnership required to be included in the reports required to be filed or submitted by the Partnership with the SEC under the Exchange Act.

There was no change in the Partnership's internal control over financial reporting in the 12 months ended December
31, 2007 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B.	Other Information.

None

                         Part III

Item 10.	Directors and Executive Officers of the
Registrant.

The General Partner, Everest Asset Management, Inc., is the sole General Partner and commodity pool operator of the Partnership. It is a Delaware corporation incorporated in 1987, is and has been registered with the CFTC as a commodity pool operator since July 1, 1988 and is and has been a member of the National Futures Association since that date. Its address is 1100 North 4th Street, Suite 143, Fairfield, Iowa 52556 and its telephone number at such location is (641) 472-5500.

The officers and directors of the General Partner as of December 31, 2007 are listed below:

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

There have been no material criminal, civil or administrative actions during the preceding five years or ever against the General Partner or its principal.

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

Item 12.  Security Ownership of Certain Owners and
Management and Related Stockholder Matters.

          (a) As of December 31, 2007 the no partners were known to the Partnership to own beneficially more than 5% of the outstanding Units:


          (b)As of December 31, 2007, management ownership was: none


          (b)As of December 31, 2007, management ownership was: none.

        (c) As of December 31, 2007, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General
Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions.

          (a)    None other than the compensation
arrangements described herein.

          (b)    None.

             (c)    None.

The Partnership filed Registration Statements on Form S-18 and Form 10, therefore this information is not required to be included.

Item 14.  Principal Accounting Fees and Services

Audit Fees

For the year ended December 31,2007 the aggregate fee
billed by Ryan and Juraska, Certified Public accountants,
for professional services rendered for the audit of the
financial statements included in this annual report was
$17,500        .

For the year ended December 31,2006 the aggregate fee billed by Spicer Jeffries LLP for professional services rendered for the audit of the financial statements included in this annual report and review of the quarterly 10Q's for the year ended were $37,000.

Audit Related Fees

 None.

Tax Fees

For the year ended December 31, 2007 the aggregate fees billed by Ryan and Juraska, Certified Public accountants, for federal and state tax return preparation totaled
$20,000.


For the year ended December 31, 2006 the aggregate fees billed by Spicer Jeffries LLP for federal and state tax return preparation totaled $28,000.

All Other Fees

None.




Part IV


Item 15.  Exhibits, Financial Statement, Schedules.

     (a) The following documents are included herein:

         (1)     Financial Statements:

                 	a. Report of Independent Registered
Public 					Accounting Firm. (Independent
Auditor's Report)

b. Statements of Financial Condition, December 31, 2007,
2006 and  2005.

c. Schedule of Investments, December 31, 2007

d. Schedule of Investments, December 31, 2006

e. Statements of Operations, Years Ended December 31, 2007
2006 and 2005 .

f. Statements of Changes in Partners' Capital, Years Ended
December 31, 2007, 2006 and 2005 .

g. Statements of Cash Flows, Years Ended December 31, 2007,
2006 and 2005.

Notes to Financial Statements.

Acknowledgment


  (2) All financial statement schedules have been omitted because the information required by the schedules is not applicable, or because the information required is contained in the financial statements included herein or the notes thereto.

        (3)  Exhibits:

                See the Index to Exhibits annexed hereto.

See form 8-K filed 10.20.2005

See form 8-K filed 11.06.2006

See form 8-K filed 8.14.2007
See form 8-Ka filed 9.25.2007



Exhibits:

		    See The Index to Exhibits annexed hereto.

	(c)	Financial Statement Schedules

		None.

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	 March 29, 2008		The Everest Fund, L.P.


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

Date:	March 29, 2008

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

THE EVEREST FUND, L.P.

      By: Everest Asset Management, Inc.,
      General Partner

      By: /s/ Peter Lamoureux


        Peter Lamoureux
        President, Secretary, Treasurer and Director


Form 8-K    Date: August 14, 2007


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

				   FORM 8-K

				CURRENT REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

Date of Report (Date of earliest event reported): August
14, 2007


				THE EVEREST FUND, L.P.
		(Exact name of registrant as specified in its charter)

                 	Iowa 			0-17555 	    42-
1318186
(State or other jurisdiction of incorporation)(Commission file number) (IRS Employer
      							Identification No.)


			1100 North 4th Street
				Suite 143
			Fairfield, Iowa 52556
		(Address of principal executive offices)

Registrant's telephone number, including area code: (641)
472-5500


	Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions:

      Written communications pursuant to Rule 425 under the Securities
Act (17 CFR 230.425)


     Soliciting material pursuant to Rule 14a-12 under the Securities
Act (17 CFR 240.14a-12)


      Pre-commencement communications pursuant to Rule 14d-
2(b) under
the Exchange Act (17 CFR 240.14d-2(b))


    Pre-commencement communications pursuant to Rule 13e-
4(c) under
the Exchange Act (17 CFR 240.13e-4(c))



The Everest Fund, L.P. will be late filing the 2nd quarter
2007 10Q.
1. Due to last minute computer issues, the Fund will not be able to file 10Q by August 14 , 2007.
2. We expect to be able to file the 2nd quarter 2007 10Q on or before August 17, 2007.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2007.


      THE EVEREST FUND, L.P.

      By: Everest Asset Management, Inc.,
      General Partner

      By: /s/ Peter Lamoureux


        Peter Lamoureux
        President, Secretary, Treasurer and Director



Form 8-Ka    Date: September 25, 2007


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

				   FORM 8-K AMENDMENT

				CURRENT REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

Date of Report (Date of earliest event reported): September
25, 2007


				THE EVEREST FUND, L.P.
		(Exact name of registrant as specified in its charter)

                 		Iowa 			0-17555
42-1318186
(State or other jurisdiction of incorporation)(Commission file number) (IRS Employer
      							Identification No.)


			1100 North 4th Street
				Suite 143
			Fairfield, Iowa 52556
		(Address of principal executive offices)

Registrant's telephone number, including area code: (641)
472-5500

	Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions:

      Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)


     Soliciting material pursuant to Rule 14a-12 under the Securities Act (17 CFR 240.14a-12)


      Pre-commencement communications pursuant to Rule 14d-
2(b) under the Exchange Act (17 CFR 240.14d-2(b))


    Pre-commencement communications pursuant to Rule 13e-
4(c) under the Exchange Act (17 CFR 240.13e-4(c))



On September 18, 2007, Spicer Jeffries LLP resigned as The EverestFund, LP's principal independent accountant.
Spicer Jeffries LLP resigned due to the rules under the Sarbanes-Oxley Act of 2002 regarding partner rotation. Spicer Jeffries LLP will not be considered independent with respect tothe Everest Fund, LP. for the December 31, 2007 audit. The report on the financial statements prepared by Spicer Jeffries LLP for the years ended December
31, 2006, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. During the two most recent fiscal years 2005 and 2006,and subsequent interim period through the date of resignation - September 17,2007, we did not have any disagreements with Spicer Jeffries LLP onany accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
        We provided Spicer Jeffries LLP with a copy of this Form 8-K prior to its filing with the Securities and ExchangeCommission and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agreed with the statements made in this Form 8-K and, if not, stating the aspects with which they do not agree. A copy of the letter provided by Spicer Jeffries LLP is attached to this Form 8-K as Exhibit A.
                Neither Everest Fund, LP nor anyone on our behalf consulted Spicer Jeffries LLP on any matter relating to the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.



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

Date: September 25, 2007.



      THE EVEREST FUND, L.P.

      By: Everest Asset Management, Inc.,
      General Partner

      By: /s/ Peter Lamoureux


        Peter Lamoureux
        President, Secretary, Treasurer and Director





Settlement of Refco receivebles


On December 14, 2007, Everest Asset Management, Inc.
received $1,912,484.00 from the sale of our Refco receivable and in settlement of our claims at Refco. The fund has increased the Class A units for each investor in the fund by their pro rata share of the distribution.
Prior to the sale we had received distributions totaling
$2,761,336.98 out of our total claim of $7,482,331.66 or
approximately 36.69%. The claim has been sold for the additional $1,912,484 bringing the total recovery to $4,657,751.46 or 62.25%. The enclosed check is for the benefit of investors who have redeemed.

I have worked toward recapturing this money for just over two years. I have logged hundreds of hours of conference calls, thousands of emails with spreadsheets and service of court document attachments and made a number of trips to NY city as a member of the Official Committee of Unsecured
Creditors of Refco, Inc. I believe that I have made a difference in recoveries, while at the same time being able to keep investors well informed and keep the Fund's legal costs at a minimum.

I believe, at this time, this is the best settlement result we could achieve for the following reasons:
To my knowledge, this is the highest percent recovery yet entered into for an FX unsecured claim such as ours, which is solely at Refco Capital Markets, Ltd. (RCM).
The previous 36.69% recovery has one or two more distributions yet to be made for approximately3-5 more cents, (which are known to me and I have factored into our settlement number) but that will essentially 'tap out' the cash & securities that are available for FX unsecured claims at RCM.
The future distributions will be based upon the success of the litigation actions, and those could take between 1 and 5 years to resolve (although some quick settlements may take place).
Settling now gives the money to you, the investors, so that you may maximize the time value of your own money.
Settling now stops the clock on the legal and accounting expenses. If we can distribute all the money in December
2007, we avoid audit and tax return costs for 2008 for the AA and II units of the Fund. We are making our best efforts to get the money to you this month.

The disadvantage of settling at this time is that we have no way of knowing whether or not the long term litigation results, if any, will yield substantially higher than the time value of money and cost savings we get from settling now.

As most of you know, white collar crimes have been alleged against former Refco principals, which at the time were not detected by Refco's auditors or the underwriters of Refco's
IPO. These situations are difficult to avoid and not easily resolved. In the end, I hope that all investors will appreciate the effort that has been made to recover these assets.

Yours truly,


Peter Lamoureux
President

















EVEREST FUND, L.P.
 (An Iowa Limited Partnership)

ACKNOWLEDGEMENT












                                    EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                              FINANCIAL STATEMENTS

                         YEARS ENDED DECEMBER 31, 2007,
                                  2006 AND 2005

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                        2

Financial Statements and Schedules:
   Statements of Financial Condition, December 31, 2007 and 2006               3
   Condensed Schedule of Investments, December 31, 2007                        4
   Condensed Schedule of Investments, December 31, 2006                        5
   Statements of Operations, Years Ended December 31, 2007, 2006 and 2005      6
   Statements of Changes in Partners' Capital, Years Ended December
      31, 2007, 2006 and 2005                                                  7
   Statements of Cash flows, Years Ended December 31, 2007, 2006 and 2005      8

Notes to Financial Statements                                               9-15

Acknowledgement                                                               16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of Everest Fund, L.P.


We have audited the accompanying statements of financial condition of The Everest Fund, L.P.(an Iowa limited Partnership), including the condensed schedule of investments, as of December 31, 2007, and the related statements of operations, changes in partners capital and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership s management.
Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2006 were audited by another auditor whose report dated March 15, 2007 expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Everest Fund, L.P.
as of December 31, 2007, and the results of its operations for the year ended, in conformity with accounting principles generally accepted in the United States of America.


   Ryan & Juraska

Chicago, Illinois
March 24, 2008

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31, 2007   DECEMBER 31, 2006
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $10,441,634         $13,513,720
Equity in commodity trading accounts:
   Cash                                                               1,206,629           4,204,891
   Net unrealized trading gains on open contracts                       282,372             328,654
Receivable from Refco Capital Markets, Ltd. (Note 1)                                      1,627,407
Interest receivable                                                      45,406              94,086
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $11,976,041         $19,768,758
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $   125,610         $   898,266
   General partner management fee payable                                50,840              72,484
   Advisor's management fee payable                                      13,855              31,286
   Accrued expenses                                                      92,729              55,424
                                                                    -----------         -----------
      TOTAL LIABILITIES                                                 283,034           1,057,460
                                                                    -----------         -----------
PARTNERS' CAPITAL
   Limited partners, A Shares (4,793.613 and 7,712.69 units
      outstanding)                                                   11,693,007          14,785,460
   Limited partners, I Shares (0 and 932.01 units
      outstanding)                                                            0           1,930,473
   Limited partners, AA Shares (0 and 1,786.21 units
      outstanding)                                                            0           1,572,866
   Limited partners, II Shares (0 and 193.97 units
      outstanding)                                                            0             202,499
                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        11,693,007          18,711,298
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $11,976,041         $19,768,758
                                                                    ===========         ===========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2007

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Mar 08                59      $   (53,980)       -0.46%
Metals					      Feb 08 -Mar 08        22            4,000         0.03%
Energy					      Mar 08 -Apr 08        50          184,569         1.58%
Agriculture                                   Mar 08               189          192,168         1.64%
Currencies                                    Dec 08                30           26,250        -0.22%
                                                                            -----------        -----
                                                                                353,006        -3.02%
FORWARD POSITIONS
Currencies                                    Mar 08                             53,396         0.46%
                                                                            -----------        -----
   Total long positions                                                         406,403         3.48%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Indecies                                      Mar 08                49          (20,980)       -0.18%
Interest rates                                Mar 08 - Sep 08        9           (1,468)       -0.01%
Energy                                        Mar 08                10            9,250         0.08%
                                                                            -----------        -----
                                                                                (13,198)       -0.11%
FORWARD POSITIONS
Currencies                                    Mar 08                           (110,833)       -0.95%
                                                                            -----------        -----
   Total short positions                                                       (124,030)       -1.06%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                            282,372         2.42%

CASH AND CASH EQUIVALENTS                                                    10,441,634        89.30%
CASH ON DEPOSIT WITH BROKERS                                                  1,206,629        10.32%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                     (237,628)       -2.03%
                                                                            -----------        -----
NET ASSETS                                                                  $11,693,007         100%
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

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

                                                         2007         2006          2005
                                                     -----------   ----------   -----------
TRADING INCOME (LOSS)
Net realized trading gain (loss)
   on closed contracts                               $2,590,992  $(2,229,567)   $1,646,959
Change in net unrealized trading gain
  (loss) on open contracts                              (46,282)     296,734    (2,154,977)
Net foreign currency translation gain (loss)             18,975       18,636       (73,598)
Brokerage Commissions                                  (126,081)    (142,742)     (241,988)
                                                     -----------   ----------   -----------
   NET TRADING INCOME (LOSS)                          2,437,604   (2,056,939)     (823,604)

Gain on Sale of Refco Receivable		      1,664,819
Interest income, net of cash management fees            645,478      939,630       988,314
                                                     -----------   ----------   -----------
   TOTAL INCOME                                       4,747,901   (1,117,309)      164,710
                                                     -----------   ----------   -----------

EXPENSES:
   General partner management fees                        562,446   1,026,037    1,686,472
   Advisor Management fees                                255,844     468,353      684,696
   Advisor Incentive fees                                      --          --           --
   Administrative expenses                                164,133     105,253       95,167
   Bad debt expense                                             0   4,489,400           --
                                                     ------------   ----------  -----------
   TOTAL EXPENSES                                    $    982,425  $6,089,043   $ 2,466,335
                                                      -----------   ----------   -----------
NET INCOME                                           $  3,765,477 $(7,206,352)  $(2,301,625)
                                                      ===========   ==========   ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD                 $  522.26   $ (321.07)     $(193.95)
                                                     ===========   ==========   ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD                 $  630.86   $ (270.57)     $(122.38)
                                                     ===========   ==========   ===========

NET LOSS PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING SINCE OCTOBER 31, 2005       $2,703.69   $(1,342.55)      $(7.77)
                                                     ===========   ==========   ===========

NET LOSS PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING SINCE OCTOBER 31, 2005       $2,812.13   $(1,396.40)      $(8.08)
                                                     ===========   ==========   ===========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    YEARS ENDED DECEMBER 31, 2007, 2006, 2005

                                                             GENERAL                LIMITED     GENERAL
                                   UNITS     LIMITED PTRS      PTR       UNITS       PTRS         PTR
                                 A SHARES      A SHARES     A SHARES   I SHARES    I SHARES    I SHARES
                                ----------   ------------   --------   --------   ----------   --------

BALANCES, December 31, 2004      13,715.42     33,356,576         --   1,198.26    2,922,116     30,360
Additional Units Sold             2,232.26      5,071,517         --      18.31       41,315         --
Redemptions                      (2,722.22)    (6,248,050)        --    (117.93)    (252,522)   (27,328)
Transfers Between Classes        (3,345.66)    (7,869,117)        --      (0.67)     (13,214)        --
Less Offering Costs                     --        (50,213)        --         --       (2,891)        (5)
Net Loss                                --     (2,148,761)        --         --     (123,820)    (3,027)
                                ----------   ------------   --------   --------   ----------   --------
BALANCES, December 31, 2005       9,879.80   $ 22,111,952         --   1,097.97   $2,570,984         --
                                ==========   ============   ========   ========   ==========   ========
Additional Units Sold               573.14      1,239,000         --      32.17       75,000         --
Redemptions                      (3,139.34)    (6,866,488)        --    (246.40)    (554,414)        --
Transfers Between Classes           399.09        765,060         --      48.40      100,236         --
Less Offering Costs                     --        (12,268)        --         --       (2,202)        --
Net profit (loss)                       --     (2,451,796)        --         --     (259,131)        --
                                ----------   ------------   --------   --------   ----------   --------
BALANCES, December 31, 2006       7,712.69   $ 14,785,460         --     932.14   $1,930,473         --
                                ==========   ============   ========   ========   ==========   ========

Additional Units Sold                25.51         50,000         --      23.78       50,000         --
Redemptions                      (3,520.97)    (6,375,499)        --    (993.87)  (2,197,979)        --
Transfers Between Classes           576.38      1,235,725        --       37.95       75,760         --
Less Offering Costs                     --           (495)        --         --       (1,448)        --
Net profit (loss)                       --      1,997,816        --         --      143,194)         --
                                ----------   ------------   --------   --------   ----------   --------
BALANCES, December 31, 2007       4,793.61   $ 11,693,007         --       0.00          $0          --
                                ==========   ============   ========   ========   ==========   ========

Net asset value per unit,
   January 1, 2007                            $  1,917.03                         $ 2,341.59
Net profit (loss) per unit                         522.26                           (270.57)
                                             ------------                         ----------
Net asset value per unit
   December 31, 2007                         $   2,439.29                         $ 2,071.02
                                             =============                         ==========

                                  UNITS      LIMITED     UNITS    LIMITED
                                   AA        PTRS AA      II      PTRS II
                                 SHARES      SHARES     SHARES     SHARES        TOTAL
                                --------   ----------   ------   ---------   ------------

                                      --           --       --          --     36,309,052
BALANCES, December 31, 2004           --           --       --          --      5,112,832
Additional Units Sold                 --           --       --          --     (6,527,899)
Redemptions                     3,008.60    7,082,398   326.71     799,934             --
Transfers Between Classes             --           --       --          --        (53,109)
Less Offering Costs                   --      (23,377)      --      (2,640)    (2,301,625)
Net Loss                        --------   ----------   ------   ---------   ------------

BALANCES, December 31, 2005     3,008.60   $7,059,021   326.71   $ 797,294   $ 32,539,251

Additional Units Sold                 --           --       --          --      1,314,000
Redemptions                      (460.01)    (461,886)   (36.73)   (38,343)   (7,921,131)
Transfers Between Classes        (762.22)    (765,060)   (96.01)  (100,236)            --
Less Offering Costs                   --           --       --          --       (14,470)
Net Loss                              --   (4,039,209)      --    (456,216)   (7,206,352)
                                 --------   ----------   ------   ---------   ------------

BALANCES, December 31, 2006     1,786.21   $1,792,866   193.97   $ 202,499   $ 18,711,298

Additional Units Sold                 --           --       --          --        100,000
Redemptions                    (1,066.54)  (2,016,751)  (121.11)  (291,597)   (10,881,826)
Transfers Between Classes        (719.67)  (1,235,725)   (72.86)   (75,760)            --
Less Offering Costs                   --           --       --          --         (1,943)
Net Loss                              --    1,459,610      --      164,858      3,765,478
                                 --------   ----------   ------   ---------   ------------

BALANCES, December 31, 2007         0.00           $0      0.00         $0   $ 11,693,007
                                ========   ==========   ======   =========   ============



Net asset value per unit,
   January 1, 2007                         $ 1,003.73            $1,043.98
Net profit (loss) per unit                   2,703.69             2,812.13
                                           ----------            ---------
Net asset value per unit
   December 31, 2007                       $ 3,707.42            $3,856.11
                                           ==========            =========

The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                                                                        JANUARY 1, 2007    JANUARY 1, 2006   JANUARY 1, 2005
                                                                             THROUGH             THROUGH           THROUGH
                                                                      DECEMBER 31, 2007  DECEMBER 31, 2006  DECEMBER 31,2005
                                                                      -----------------   ----------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $  3,765,478     $ (7,206,352)     $ (2,301,625)
   Adjustments to reconcile net income (loss) to net cash
      Provided by(used in) operating activities:
      Bad debt expense                                                           --           4,489,400                --
      Cash                                                                 2,998,261           (102,770)        5,788,203
      Unrealized gain or loss on open commodity futures contracts             46,282           (296,734)        2,181,509
      Decrease (increase) in interest receivable                              48,680             (1,722)           30,495
      Increase in receivable from Refco Capital Markets, Ltd.              1,627,407          1,365,526        (7,482,332)
      (Decrease) increase in incentive fees payable				  --	             --  	  (85,111)
      (Decrease) increase in management fees payable                        (17,431)            (17,175)          (10,684)
      Decrease in General partner management fees payable                   (21,644)            (48,209)          (20,758)
      (Decrease) increase in other accrued expenses                          37,306              (2,097)           10,200
                                                                        ------------        ------------      ------------
         NET CASH USED IN OPERATING ACTIVITIES                            8,484,340          (1,820,133)       (1,890,103)
                                                                        ------------        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                      (11,654,483)          (7,449,420)      (6,584,843)

   Sale of partnership units, net                                            98,057           1,299,530         5,059,723
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (11,556,762)         (6,149,890)       (1,525,120)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (3,072,086)         (7,970,023)       (3,415,223)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                          13,513,720          21,483,743        24,898,966
CASH AND CASH EQUIVALENTS, AT END OF YEAR                               $10,441,634        $ 13,513,720       $21,483,743

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

During the year ended December 31, 2007, the Partnership received additional anticipated distributions in the Refco matter in the amount of $1,379,747. This amount is equal to approximately 18% of the original amount that was frozen in October 2005. On December 14, 2007, the Partnership sold its claim of the remaining Refco receivable and received an additional sum of $1,912,484. This brings the total recovery from approximately 36.69% to 62.25% and ends the Refco recovery effort.

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

John W. Henry & Company, Inc. (JWH) began trading its
Strategic Allocation Program with a trading
allocation of $40 million on July 1, 2001.
JWH receives a monthly management fee equal to 0.167%
(2% annually) of the Partnership   s month-end net
asset value,(as defined), and a quarterly incentive fee of 20% of the Partnership s new net trading profits, (as defined). The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

Beginning in June 2003, JWH began trading JWH Global
Analytics Program ( GAP ); Currency Strategic
Allocation Program ( CSAP ) and Worldwide
Bond Program ( WBP ) with a trading allocatio n of $27 million.

Net brokerage commissions are recorded in the statements of operations as a reduction of trading income.

NOTE 3-	CONTRACTS AND AGREEMENTS
		(concluded)

Effective November 2003, the General Partner charges
the Partnership a monthly management fee equal to 0.50% of
the Partnership   s Class A beginning-of-month net asset
value.  From May 2002 through October 2003, the
General Partner charged the Partnership a monthly management fee of either 0.5104% or 0.5156%, depending on the total amount which the Partnership had allocated to trading, including notional funding. Prior to May 2002, the General Partner charged the Partnership a monthly management fee equal to 0.5052% of the Partnership beginning-of-month net asset value, as defined. Effective June 2004, the General Partner charges the Partnership a monthly management fee equal to 0.229% of the Partnership s Class I beginning-of-month net asset value. From the monthly management fee the General
Partner deducts the round turn trading costs and related exchange fees(between $5.80 to $10.70 per round turn trade on domestic exchanges, and higher for foreign exchanges) and pays the selling agents and certain other parties, if any, up to 50% of the fee retained by the General Partner.

As of December 31, 2007 and 2006, JWH s allocation was approximately $7 and $88 million , respectively.
The General Partner may replace or add trading advisors at any time.

Brokerage Agreement

The Partnership, through August 31, 2005, cleared all of its futures trades through Cargill
Investor Services, Inc. ( CIS ) and all
of its foreign currency trading activity through CIS Financial Services, Inc. ( CISFS ), an affiliate of CIS.

In September 2005, Refco Group Ltd. a
cquired CIS and CISFS and the clearing and related services previously performed by CIS were performed by REFCO, LLC and the foreign currency trading previously performed by CISFS was provided by Refco Capital Markets, Ltd.
 Beginning in mid-October 2005, the
Partnership engaged Calyon Financial, Inc.
( CFI ) as the Partnership  s futures and options
 on futures broker, and engaged and Calyon
Financial, SNC ( CFS ) as the Partnership s foreign currency or forwards currency broker, (collectively referred to as the
Clearing Brokers ). The agreements provide that the Clearing Brokers charge the Partnership brokerage commissions at the rate of between $5.80 to $10.70 per round-turn trade, plus applicable exchange, give up fees and NFA fees for futures contracts and options on futures contracts executed on domestic exchanges and over the counter markets. For trades on certain foreign exchanges, the rates may be higher. The Fund s clearing broker, Calyon Financial, Inc. merged with the clearing broker Fimat, a subsidiary of Societe Generale.
The Merger created a new firm known as Newedge and became effective January 2nd 2008.



The Partnership also reimburses the Clearing
Brokers for all delivery, insurance,
storage or other charges incidental to trading and paid to third parties.

The Partnership earns interest on 95% of the Partnership ' s average monthly cash balance on deposit with its Brokers at a rate equal to the average 91-day Treasury Bill rate for US
Treasury Bills issued during that month.


The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ( HCM ). At December 31, 2007 and 2006 approximately 89% and 87%, respectively of the partnership s capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership s assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.




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

The limited partners bear the risk of loss only to the extent of the net asset value of their Partnership units.


NOTE 5-	FINANCIAL HIGHLIGHTS

The following financial highlights show the
Partnership   s financial performance for
the years ended December 31, 2007, 2006, and 2005.
This information has been derived from information presented in the financial statements.


                                            I SHARES     A SHARES    II SHARES    AA SHARES
                                              2007         2007         2007         2007
                                           ---------    ---------    ---------    ---------
PER UNIT OPERATING PERFORMANCE (1)
   Total income                            $  719.70   $   669.70   $ 2,896.41   $ 2,784.72
   Total expenses                             (88.84)     (147.44)      (84.28)      (81.03)
                                           ---------    ---------    ---------    ---------
      Net increase in net asset value         630.86       522.26     2,812.13     2,703.69
      Net asset value, beginning of year    2,071.02     1,917.03     1,043.98     1,003.73
                                           ---------    ---------    ---------    ---------
      Net asset value, end of year
	or before final redemption         $2,701.88    $2,439.29    $3,856.11    $3,707.42
                                           =========    =========    =========    =========
SELECTED FINANCIAL STATISTICS AND RATIOS:
Total return (2) (4)                          30.46%        27.24%      269.37%      269.37%
                                           =========    =========    =========    =========
Ratio to average net assets:
Trading Income                               15.81%       26.13%      137.56%      142.18%
Expenses, not including incentive fees       (5.21%)      (7.77%)      (5.64%)      (5.83%)
Incentive fees (3)                            0.00%        0.00%        0.00%        0.00%
Total expenses                               (5.21%)      (7.77%)      (5.64%)      (5.83%)
Net income                                   10.61%       18.36%      131.92%      136.35%

                                            I SHARES     A SHARES    II SHARES    AA SHARES
                                              2006         2006         2006         2006
                                           ---------    ---------    ---------    ---------
PER UNIT OPERATING PERFORMANCE (1)
   Total income                            $ (162.05)   $ (151.93)   $    5.97    $    5.75
   Total expenses                            (108.52)     (169.14)   (1,402.37)   (1,348.30)
                                           ---------    ---------    ---------    ---------
      Net increase in net asset value        (270.57)     (321.07)   (1,396.40)   (1,342.55)
      Net asset value, beginning of year
         (inception for AA,I,II shares)     2,341.59     2,238.10     2,440.38     2,346.28
                                           ---------    ---------    ---------    ---------
      Net asset value, end of year         $2,071.02    $1,917.03    $1,043.98    $1,003.73
                                           =========    =========    =========    =========
SELECTED FINANCIAL STATISTICS AND RATIOS:
Total return (2) (4)                        (11.55%)      (14.35%)    (57.22%)     (57.22%)
                                           =========    =========    =========    =========
Ratio to average net assets:
Trading Income                               (7.12%)      (5.39%)       0.30%        0.30%
Expenses, not including incentive fees       (4.85%)      (8.09%)     (70.85%)      (4.85%)
Incentive fees (3)                            0.00%        0.00%        0.00%        0.00%
Total expenses                               (4.85%)      (8.09%)     (70.85%)      (4.85%)
Net income                                  (11.97%)     (13.48%)     (70.55%)      (4.55%)

                                            I SHARES     A SHARES    II SHARES    AA SHARES
                                              2005         2005         2005         2005
                                           ---------    ---------    ---------    ---------
PER UNIT OPERATING PERFORMANCE (1)
   Total income                            $  (66.82)   $ (142.31)   $      --    $      --
   Total expenses                             (55.56)      (51.64)       (8.08)       (7.77)
                                           ---------    ---------    ---------    ---------
      Net increase in net asset value        (122.38)     (193.95)       (8.08)       (7.77)
      Net asset value, beginning of year
         (inception for I shares)           2,463.97     2,432.05     2,448.46     2,354.05
                                           ---------    ---------    ---------    ---------
      Net asset value, end of year         $2,341.59    $2,238.10    $2,440.38    $2,346.28
                                           =========    =========    =========    =========
SELECTED FINANCIAL STATISTICS AND RATIOS:
Total return (2) (4)                           (4.97%)      (7.97%)      (0.33%)      (0.33%)
                                           =========    =========    =========    =========
Ratio to average net assets:
Trading Income                                 (2.15%)      (4.84%)       0.00%        0.00%
Expenses, not including incentive fees         (2.37%)      (2.28%)      (0.33%)      (0.33%)
Incentive fees (3)                              0.00%        0.00%        0.00%        0.00%
Total expenses                                 (2.37%)      (2.28%)      (0.33%)      (0.33%)
Net income                                     (4.52%)      (7.13%)      (0.33%)      (0.33%)

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


