Form 10-Q
period 2008-03-31
EVEREST FUND L P
filed 2008-05-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2008

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

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

Following are financial Statements for the fiscal quarter ending March 31, 2008

			Fiscal Quarter	Year to Date   Fiscal Year 	Fiscal Quarter	 Year to Date
			Ended 3/31/08	 to 3/31/08	Ended 12/31/07	Ended 3/31/07	  to 3/31/07

			-------------	------------	--------------	--------------	-------------

Statement of
   Financial Condition		X				X

Schedule of Investments				X

Statement of Operations		X		X				X		X

Statement of Changes
   in Partner's Capital				X

Statements of Cash Flows	X		X				X		X

Notes ot Financial		X
    Statements


see accompanying notes to financial statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION

					UNAUDITED

                                                                 MARCH 31, 2008	     DECEMBER 31, 2007
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $12,574,204         $10,441,634
Equity in commodity trading accounts:
   Cash                                                               1,542,760           1,206,629
   Net unrealized trading gains on open contracts                       244,599             282,372
Interest receivable                                                      44,913              45,406
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $14,406,476         $11,976,041
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $   497,046         $   125,273
   General partner management fee payable                                65,605              50,840
   Advisor's management fee payable                                      17,114              13,855
   Advisor's incentive fee payable					449,944			  0
   Accrued expenses                                                      84,697              93,067
                                                                    -----------         -----------
      TOTAL LIABILITIES                                               1,114,405             283,034
                                                                    -----------         -----------

PARTNERS' CAPITAL

   Limited partners, A Shares (4,536.768 and 4,793.613 units
      outstanding)                                                   13,292,071          11,693,007

                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        13,292,071          11,693,007
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $14,406,476         $11,976,041
                                                                    ===========         ===========

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                 MARCH 31, 2008
				   UNAUDITED

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Jun 08               95      $    167,918         1.26%
Metals                                        May 08 - Jun 08       18          (63,150)       -0.48%
Energy                                        Jun 08 - Jul 08       29           10,786         0.08%
Agriculture                                   May 08                19           19,680         0.15%
Currencies                                    Mar 09                36          (11,250)       -0.08%
                                                                            -----------        -----
                                                                                123,984         0.93%
FORWARD POSITIONS
Currencies                                    Jun 08                            127,429         0.96%
                                                                            -----------        -----
   Total long positions                                                         251,414         1.89%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Jun 08 - Dec 08       24          (11,085)       -0.08%
Metals                                                                                0         0.00%
Energy					                             0                0         0.00%
Agriculture                                   May 08                12            5,735         0.04%
Indices                                       Jun 08                21           (1,407)       -0.01%
                                       	                                     -----------        -----
                                                                                 (6,757)       -0.05%

FORWARD POSITIONS
Currencies                                    Jun 08                                (58)       -0.00%
                                                                            -----------        -----
   Total short positions                                                         (6,815)       -0.05%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                            244,600         1.84%

CASH AND CASH EQUIVALENTS                                                    12,574,204        94.60%
CASH ON DEPOSIT WITH BROKERS                                                  1,542,760        11.61%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                   (1,069,493)       -8.05%
                                                                            -----------        -----
NET ASSETS                                                                  $13,292,071         100%
                                                                            ===========        =====

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE PERIOD JANUARY 1, 2008 THROUGH MARCH 31, 2008
				   UNAUDITED

                                                    JANUARY 1, 2008    JANUARY 1, 2007
						      THROUGH	        THROUGH
						     MARCH 31, 2008     MARCH 31, 2007
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading loss
   on closed contracts                               $  2,974,730     $(1,751,239)
Change in net unrealized trading gain
  (loss) on open contracts                               (37,773) 	  156,502
Net foreign currency translation loss             	    (345)  	   (3,105)
Brokerage Commissions                                    (11,025)  	  (38,439)
                                                     -----------      ------------
   NET TRADING INCOME (LOSS)                           2,925,588       (1,636,282)

Interest income, net of cash management fees             116,714    	  204,056
                                                     -----------      ------------
   TOTAL INCOME                                        3,042,302       (1,432,226)
                                                     -----------      ------------

EXPENSES:
   General partner management fees                       179,303    	  185,077
   Advisor Management fees                                49,173      	   83,094
   Incentive fees					 449,944      	        0
   Administrative expenses                                20,060       	   22,917
                                                     -----------        ----------
   TOTAL EXPENSES                                        698,480    	  291,088
                                                     -----------        ----------
NET INCOME                                           $ 2,343,822     $ (1,723,314)
                                                     ===========       ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $    490.57      $  (214.58)
                                                     ===========        ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD               $         0       $  (216.69)
                                                     ===========        ==========

NET INCOME PER UNIT OF PARTNERSHIP INTERES
   AA SHARES, OUTSTANDING ENTIRE PERIOD              $         0             1.43
                                                     ===========       ===========

NET INCOME PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING ENTIRE PERIOD              $         0             1.49
                                                     ===========       ===========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD JANUARY 1, 2008 THROUGH MARCH 31, 2008
				  UNAUDITED


                                   UNITS     LIMITED PTRS
                                 A SHARES      A SHARES         TOTAL
                                ----------   ------------       ------------
BALANCES, January 1, 2008         4,793.61     11,693,007        11,693,007
Additional Units Sold                    0              0                 0
Redemptions                        (256.85)     (744,758)          (744,758)
Less Offering Costs                     --            --             --
Net Loss                                --      2,343,822         2,343,822
                                ----------   ------------      ------------
BALANCES, March 31, 2008          4,536.77   $ 13,292,071      $ 13,292,071
                                ==========   ============      ============

Net asset value per unit,
   January 1, 2008		              $2,439.29
Net profit (loss) per unit                       490.57
                                             ------------
Net asset value per unit
   March 31, 2008                             $2,929.85
                                             ============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                   FOR THE PERIOD JANUARY 1, 2008 THROUGH MARCH 31, 2008
				  UNAUDITED

                                                                      JANUARY 1, 2008   JANUARY 1, 2007
                                                                          THROUGH             THROUGH
                                                                     MARCH 31, 2008      MARCH 31, 2007
                                                                     -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $   2,343,822       $ (1,723,314)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Decrease (increase) in commodity futures trading accounts:
         Cash                                                             (336,131)          2,021,569
         Unrealized gain or loss on open commodity futures contracts        37,773            (157,263)
      Decrease (increase) in interest receivable                               493              (4,061)
      Decrease(increase) in receivable from Refco Capital Markets	        --             368,879
      (Decrease) increase in incentive fees payable                        449,944                  --
      (Decrease) increase in management fees payable                         3,259              (6,511)
      (Decrease)increase in General Partner management fees payable         14,765	       (15,398)
      (Decrease) increase in other accrued expenses                         (8,370)             10,294
                                                                        ------------        ------------
         NET CASH USED IN OPERATING ACTIVITIES                            2,505,555             494,195
                                                                        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                          (372,985)         (2,297,744)
   Sale of partnership units, net                                                 --              99,017
                                                                        ------------        ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (372,985)         (2,198,727)
                                                                        ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       2,132,570          (1,704,532)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                         10,441,634          13,513,720
                                                                        ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                             $ 12,574,204        $ 11,809,188
                                                                        ============        ============



The accompanying notes are an integral part of these statements




EVEREST FUND, L.P.

                     	NOTES TO FINANCIAL STATEMENTS
                             	March 31, 2008


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

Limited Partners may cause any or all of their Class A Units to be redeemed as of the end of any month at net asset value on fifteen days' prior written notice to the Partnership. or such lesser period as is acceptable to the Partnership.  Although the Agreement does not permit redemptions for
the first six monthsfollowing a Limited Partner   s admission to the
Partnership, the Agreementdoes permit the Partnership to declare additional regular redemption dates. The Partnership will be dissolved at December
31, 2020, or upon the occurrence of certain events, as specified in the Limited Partnership Agreement.


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


As of March 31, 2008 JWH s allocation was approximately $9.3 million. The General Partner may replace or add trading advisors at any time.


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

Excluding amounts held at RCM, approximately 99% and 87% respectively of cash and cash equivalents at December 31, 2007 and 2006 are funds deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership s assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.


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

The Partnership has cash on deposit in the amount of $268,292 as of March
31, 2008 with an interbank market maker (Newedge Financial SNC) in connection with its trading of forward contracts. In the event of interbank market maker s insolvency, recovery of the Partnership assets on deposit may be
limited to forfeiture.   In the normal course of business, the Partnership
does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk, on its entire amount on deposit from counter party non-performance.

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





(6)FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership s financial performance for the three months ended March 31, 2008. Total return is calculated as the change in a theoretical limited partner s investment over
the entire period.  An individual partner   s total returns and ratios may
vary from the total return based on the timing of contributions and withdrawals.

					      3/31/08	    3/31/07

1. Total return:      	        A Shares       20.11%      -11.19%
 				I Shares           0%      -10.46%
			        AA Shares	   0%        0.14%
			        II Shares          0%        0.14%
2. Ratio to average net assets:
1. Total income                 A Shares        23.70%       -9.41%
		  	        I Shares            0%       -9.75%
			        AA Shares	    0%        0.40%
		                II Shares           0%        0.40%

2. Expenses, excluding incentive fees:
                                 A Shares        1.94%        1.99%
			         I Shares           0%        1.13%
			        AA Shares	    0%        0.25%
			        II Shares           0%        0.25%
3. Incentive fees
			        A Shares	 3.50%		 0%
4. Total expenses
                       	        A Shares         5.44%        1.99%
			        I Shares            0%        1.13%
			        AA Shares	    0%        0.25%
			        II Shares	    0%        0.25%
\

The total income and general and expense ratios are computed based upon the weighted average net assets for the Partnership for the period ended March 31, 2008.


(7) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008, as part of its Annual Report on Form 10-K.

The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.



         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Fiscal Quarter ended March 31, 2008

The Partnership recorded a gain of $2,343,822 or $ 490.56 per Unit of Class A Units for the fiscal quarter ended March 31, 2008. This compares to a loss of $ 1,723,314 or $214.58 per Unit of Class A Units for the fiscal quarter ended March 31, 2007. The quarter ended March 31, 2008 showed a gain of 20.11%% (total return) for the Class A Units of the fund.

The Partnership continued to employ John W. Henry & Company, Inc. s (JWH) GlobalAnalytics Family of Programs


Class A Units were positive 8.62% in January 2008 resulting in a Net Asset Value per unit of $ 2,649.47 as of January 31, 2008.

The Fund experienced strong positive performance for the month of January. Fear returned to the markets as the December holiday season proved to be just a brief respite from the turbulence of last quarter. An important shift in the markets focus seemed to be emerging at the start of 2008.
Last year the global economy was relatively strong. The market consternation was idiosyncratic and related to specific issues affecting the housing and credit markets in the U.S. In January, the concern was more generalized, as the market began to adjust for the possibility of a U.S. recession and a significant slowdown in global growth. By mid month, many of worlds major stock markets were experiencing double-digit declines. Concerns about the economy and the performance of U.S. equities led the U.S. Federal Reserve Board (the Fed) to cut interest rates 75 basis points on January 22nd. This was the first inter-meeting rate move by the Fed since 2001. This reduction was followed by a second cut of 50 basis points on January 30th. The Fed Funds rate ended the month at 3 percent. The aggressive stance of the Fed and news that the White
House and Congress were coming to an agreement on an economic stimulus package combined to stabilize equity prices towards the end of the month.

Overall, the Fund was able to provide clients with a strong positive, uncorrelated return during a difficult month for traditional investments. While no one can predict the future behavior of markets, the recent environment has been better suited to the disciplined, systematic investment style employed by the Fund.


Class A Units were positive 10.18% in February 2008 resulting in a Net Asset Value per unit of $2,919.21 as of February 29, 2008.


Trading performance for the Fund in February was exceptional. The data released during the month continues to point to a weakening in the U.S. economy. As the severity of the credit crisis and its ramifications become more apparent, numerous remedies have been enacted or proposed. Pessimism about the deteriorating state of the economy was often met with optimism about the prospects of official forms of economic stimulus, creating an interesting trading dynamic during the month. Some sectors were confined to broad ranges, while others experienced explosive moves. The Fund benefited from historic movement in the price of many commodities as energies, grains, metals and soft commodities all contributed positively to the Funds performance.

As global demand pushed commodity prices to historic levels, the commodity markets generated the majority of the Funds February returns. While all commodity sectors were profitable, the greatest profits came from the agriculture markets, particularly from grains and soft commodities. In some cases, the moves, were explosive. For example, bean oil was up 27 percent during the month, coffee was up 19 percent, wheat was up 15 percent, and sugar was up 14 percent. It is uncommon for the disparate markets that make up this sector to move higher so strongly in the same month. There is a force at play in these markets that goes beyond the supply and demand fundamentals of each specific market. The demand for food related commodities from a flatter, more prosperous global economy is an important theme driving agricultural commodities. The weakness of the dollar is another important factor; however, it is likely that investor speculation also played a role in February.

The energy sector was also profitable as crude oil surged above $100 per barrel; this indicates the drop in prices at the start of the year was simply a stall on the way to continued new highs. The initial stage of the approximate 10 percent rally in the price of crude during the month may be attributable to the unwinding of arge short positions that were established in January. In addition to the old themes of strong demand and dollar weakness, the perception in the market that OPEC would defend levels below $90 per barrel helped to support prices. Natural gas was a significant contributor to the sectors profits during the month as it rallied in response to colder weather across much of the country.

Performance from the metals sector was positive for the month. Gold continues its march toward the $1,000 per ounce level as it closed February on a high of $975 per ounce. The weak dollar, further Fed rate cuts and macroeconomic concerns, including the prospects for further inflation, are fundamentals that can have a positive influence on the price of gold. Specific supply issues better explain the movements higher in base metals during the month as production outages were reported in both China and South Africa. This puts further pressure on inventories which, in some cases, are at multi-year lows.


Overall, Februarys return continues the strong performance for the Fund since September of last year with six consecutive positive months, four of which returned in excess of 10 percent. The Fund benefited from powerful moves in the commodity markets and also benefited from strong performance from many other parts of the portfolio. We cannot forecast how long this commodity rally will last; but the Funds ability to take both long and short positions in these markets means that there could be new opportunities if the markets turn lower.

Class A Units were positive 0.36% in March 2008 resulting in a Net Asset Value per unit of $2,929.85 as of March 31, 2008.

The crisis in the financial markets continued in March possibly reaching the bottom on March 17th when the market first learned of the Federal Reserve Boards orchestrated bailout of investment banking firm Bear Stearns. This date also marked the year-to-date low in the S&P 500 and coincided with price reversals in a number of key markets. As financial market conditions continued to deteriorate into the month, U.S. officials provided a substantial policy response. In addition to reducing the Federal Funds rate by 75 bps on March 18th, the Federal Reserve established new lending facilities aimed at adding more liquidity to the financial system and providing access to a broader array of financial institutions.

Currencies were the most profitable sector this month as interest rate differentials between the U.S. and Europe widened further, providing a fresh incentive to sell the U.S. dollar. The interest rate sector was once again at the center of the storm in March as the U.S Federal Reserve was active in its effort to restore confidence in the markets. Performance from this sector was slightly positive as gains from early March eroded as trends corrected later in the month. Positions in U.S. and Japanese interest rates outperformed positions in European rates.

In general, price action in the precious metals keyed off of developments in the financial markets. Gold soared to record highs above $1,000 per ounce early in the month as it enjoyed its status as a safe haven and store of value. When the markets staged their recovery, gold sold off sharply. As is often the case with less liquid assets, the movement out of a market can have a greater impact on price action than the movement into a market. Gold traded down from a monthly high near $1,040/ounce to close the month at $921. Positions In both precious and base metals were unprofitable for the month. While crude oil prices forged new ground above $100 per barrel in March, it was natural gas that supplied a majority of the profits in the sector. Natural gas rallied more than 7% during the month as colder-than-expected temperatures and increased demand are expected to slow the build in natural gas inventories. Positions in London gas oil were also profitable. Crude oil prices rallied during the first half of the month only to give back gains at the end of March as the dollar recovered and forecasts for global growth were revised lower. The agricultural sector was a significant drag on performance in March as trading in all component markets was negative. Trading and price action in the grain markets was largely independent from the moves in the financial markets and the dollar. Most grain prices were enjoying a remarkable bull market heading into March and arguably due for a correction.

While the month contained significant reversals in some trends that resulted in performance finishing March below the inter-month peak, we are pleased with the continued positive results for the month and the quarter. JWH models performed as expected, given the volatile price action across multiple market sectors. The anxiety in the markets continues to be elevated as fears about the health of the U.S. economy and the financial system appear to be justified. JWH will continue to monitor the markets closely and employ its long-term, systematic approach for the Funds clients.



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


Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2007.

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

On October 17, 2005, Refco and certain subsidiaries filed a bankruptcy petition in New York seeking protection from creditors under Chapter 11 of the United States Bankruptcy Code. RCM was included in this filing and as a result, all of the dealings with RCM are subject to control by the Bankruptcy Court. In connection with the bankruptcy, the president of the General Partner was appointed to the Official Creditors Committee on October 28, 2005. Based on information provided to the Partnership by RCM, the Partnership has cash and open trade equity in neutral currency positions of approximately $7,500,000 remaining at RCM. Management believes there are substantial assets at RCM, but the amount of such assets which the Partnership will ultimately recover, if any, was unknown at that time.

Due to the above, effective October 31, 2005, the Partnership created
Classes AA and II of shares and transferred to such classes the value of Partnership assets held in RCM as of October 17, 2005, together with a reserve for the estimated expenses of collection and related matters. The amount of such assets which will become available to the Partnership, if any, is dependent on several matters associated with the bankruptcy of RCM. Depending on the disposition of these matters, the final net asset value may differ materially from the preliminary amounts which the Partnership has published since October 31, 2005. Redemptions of Classes AA and II are restricted until the final net asset value can be determined. Subsequent to October 31, 2005, redemptions and certain fees will only be calculated and paid on the net asset value of Class A and Class I units, thus segregating the assets held by RCM and the reserve established in connection with the RCM legal proceedings.
The Fund described the foregoing events in more detail in a general letter to Limited Partners October 20, 2005 (the Letter ). The Letter appears as an attachment to a filing on Form 8-K by the Fund on October 21, 2005.

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

The Fund described the foregoing events in more detail in a general letter that appears as an attachment to a filing on Form 8-K by the Fund on November 6, 2006.


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

During the year ended December 31, 2007, the Partnership received additional anticipated distributions in the Refco matter in the amount of $2,475,272. This amount is equal to approximately 36.69% of the original amount that was frozen in October 2005. On December 14, 2007, the Partnership sold its claim of the remaining Refco receivable and received a total of $1,912,484. This brings the total recovery from 36.69% to 62.25% and ends the Refco recovery effort.


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

There has been no material change with respect to risk factors since the "Risk Factors" were disclosed in the Form 10K of the Partnership dated December 31, 2007.


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

                                EVEREST FUND, L.P.

Date: May 15, 2008     By:  Everest Asset Management, Inc.,
                                     its General Partner



				          By:__/s/ Peter Lamoureux_____

					        Peter Lamoureux
					        President



1