Form 10-Q
period 2008-06-30
EVEREST FUND L P
filed 2008-08-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2008

                    Commission File Number 0-17555

                          THE EVEREST FUND, L.P.
          (Exact name of registrant as specified in its charter)

        Iowa                               42-1318186
        State or other jurisdiction of    (I.R.S.Employer
        incorporation or organization)     Identification No.)

        1100 North 4th Street, Suite 143, Fairfield, Iowa   52556
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

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements


Following are financial Statements for the fiscal quarter ending June 30, 2008

			Fiscal Quarter	Year to Date   Fiscal Year 	Fiscal Quarter	 Year to Date
			Ended 6/30/08	 to 6/30/08    Ended 12/31/07	Ended 6/30/07	  to 6/30/07
			-------------	------------	--------------	--------------	-------------

Statement of
   Financial Condition		X				X

Schedule of Investments				X

Statement of Operations		X		X				X		X

Statement of Changes
   in Partner's Capital				X

Statements of Cash Flows	X		X				X		X

Notes to Financial		X
    Statements


see accompanying notes to financial statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
			---------------------------------
				  UNAUDITED

                                                                   JUNE 30, 2008     DECEMBER 31, 2007
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $13,328,753         $10,441,634
Equity in commodity trading accounts:
   Cash                                                               1,865,155           1,206,629
   Net unrealized trading gains (losses) on open contracts              258,901             282,372
Other receivables							    964                   0
Interest receivable                                                      26,502              45,406
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $15,480,275         $11,976,041
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $   162,724         $   125,273
   General partner management fee payable                                69,075              50,840
   Advisor's management fee payable                                       8,132                   0
   Accrued expenses                                                      49,431              93,067
                                                                    -----------         -----------
      TOTAL LIABILITIES                                                 311,400             283,034
                                                                    -----------         -----------

PARTNERS' CAPITAL
   Limited partners, A Shares (5,172.697 and 4,793.613 units
      outstanding)                                                   15,168,875          11,693,007

                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        15,168,875          11,693,007
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $15,480,275         $11,976,041
                                                                    ===========         ===========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
			        JUNE 30, 2008
				-------------
				   UNAUDITED

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Energy                                        Oct 08                43          158,126         1.04%
Agriculture                                   Aug 08-Dec 08        122          199,849         1.32%
                                                                            -----------        -----
                                                                                357,975         2.36%
FORWARD POSITIONS
Currencies                                    Sep 08                            151,564         1.00%
                                                                            -----------        -----
   Total long positions                                                      $  509,539         3.36%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Sep 08-Mar 09        292           51,545         0.34%
Metals					      Aug 08-Sep 08         20          (91,130)       -0.60%
Currencies                                                          64          (78,400)       -0.52%
Indices					      Sep 08                 5            4,072         0.03%
                                       					    -----------	       -----
                                                                               (113,913)       -0.75%

FORWARD POSITIONS
Currencies                                    Sep 08                           (136,725)       -0.90%
                                                                            -----------        -----
   Total short positions                                                       (250,638)       -1.65%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                            258,901         1.71%

CASH AND CASH EQUIVALENTS                                                    13,328,753        87.87%
CASH ON DEPOSIT WITH BROKERS                                                  1,865,155        12.30%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                     (283,934)       -1.87%
                                                                            -----------        -----
NET ASSETS                                                                  $15,168,875         100%
                                                                            ===========        =====

The accompanying notes are an integral part of this statement.

                              EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                       STATEMENTS OF OPERATIONS-CONTINUED
               FOR THE PERIOD APRIL 1, 2008 THROUGH JUNE 30, 2008
               --------------------------------------------------
				   UNAUDITED

                                                     APRIL 1, 2008	JANUARY 1, 2008
							 THROUGH	    THROUGH
						     JUNE 30, 2008      JUNE 30, 2008
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                               $   221,201  	 $ 3,195,931
Change in net unrealized trading gain
  (loss) on open contracts                                13,275  	     (24,498)
Net foreign currency translation gain (loss)              (1,866)  	      (2,211)
Brokerage Commissions                                    (11,190)  	     (22,214)
                                                     -----------   	 ------------
   NET TRADING INCOME (LOSS)                             221,420   	   3,147,008

Interest income, net of cash management fees              86,012    	     202,726
                                                     -----------   	 ------------
   TOTAL INCOME LOSS)                                    307,432    	   3,349,734
                                                     -----------   	 ------------

EXPENSES:
   General partner management fees                       193,054    	     372,357
   Advisor Management fees                                51,384      	     100,557
   Administrative expenses                                22,236       	      42,296
                                                     -----------   	   ----------
   TOTAL EXPENSES                                        274,806    	     973,286
                                                     -----------   	   ----------
NET INCOME (LOSS)                                    $    32,626  	 $ 2,376,448
                                                     ===========   	 ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $      2.63         $   493.20
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD               $      0.00        $      0.00
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING ENTIRE PERIOD              $      0.00	$      0.00
                                                     ===========	 ==========


NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING ENTIRE PERIOD              $      0.00	 $     0.00
                                                     ===========	 ==========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE PERIOD APRIL 1, 2007 THROUGH JUNE 30, 2007
	       --------------------------------------------------
				   UNAUDITED

                                                     APRIL 1, 2008    JANUARY 1, 2007
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

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD JANUARY 1, 2008 THROUGH JUNE 30, 2008
	       ----------------------------------------------------
	       			  UNAUDITED


                                   UNITS     LIMITED PTRS
                                 A SHARES      A SHARES           TOTAL
                                ----------   ------------      ----------
BALANCES, January 1, 2008         4,793.61     11,693,007      11,693,007
Additional Units Sold               752.77      2,178,218       2,178,218
Redemptions                        (373.69)    (1,078,798)     (1,078,798)
Net Profit (Loss)                               2,376,448       2,376,448
                                ----------   ------------      ----------
BALANCES, June 30, 2008           5,172.70   $ 15,168,875      15,168,875
                                ==========   ============      ==========

Net asset value per unit,
   January 1, 2008                           $   2,439.29
Net profit (loss) per unit                         493.20
Net asset value per unit
   June 30, 2008                             $   2,932.49
                                             ============


The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                       STATEMENTS OF CASH FLOWS-CONTINUED
               FOR THE PERIOD JANUARY 1, 2008 THROUGH JUNE 30, 2008
	       ----------------------------------------------------
				  UNAUDITED


                                                                       APRIL 1, 2008     JANUARY 1, 2008
                                                                           THROUGH             THROUGH
                                                                       JUNE 30, 2008      JUNE 30, 2008
                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $     32,626       $   2,376,448
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Decrease (increase) in commodity futures trading accounts:
         Cash                                                              (322,395)           (658,526)
         Unrealized gain or loss on open commodity futures contracts        (14,302)             23,471
      Decrease (increase) in interest receivable                             17,448              17,941
      (Decrease) increase in management fees payable                          4,925               8,184
      (Decrease) increase in other accrued expenses                         (35,266)            (43,636)
                                                                        ------------        ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (755,306)          1,750,249
                                                                        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                         (668,363)         (1,041,348)
   Sale of partnership units, net                                         2,178,218           2,178,218
                                                                        ------------        ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              1,509,855           1,136,870
                                                                        ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        754,549           2,887,119

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                        12,574,204          10,441,634
                                                                        ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                            $ 13,328,753        $ 13,328,753
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
                                                                         ============        ============

The accompanying notes are an integral part of these statements

                             EVEREST FUND, L.P.

                     	NOTES TO FINANCIAL STATEMENTS
                             	June 30, 2008


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

The Partnership clears all of its futures and options on futures trades through Newedge Financial, Inc. (NFI), its clearing broker, and all of its foreign currency trading through Newedge Financial SNC (NFS)an affiliate of NFI.

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

Fair Value of Financial Instruments

The financial instruments held by the Company are reported in the statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, due to their highly liquid nature and short-term maturity. Commodity futures contracts, forward contracts, physical commodities, and related options are valued as described above

Foreign Currency Translation

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

As of June 30, 2008 JWH s allocation was approximately $13.02 million. The General Partner may replace or add trading advisors at any time.

The Partnership, through August 31, 2005, cleared all of its futures trades through Cargill Investor Services, Inc. ( CIS ) and all of its foreign currency trading activity through CIS Financial Services, Inc.
( CISFS ), an affiliate of CIS. In September 2005, Refco Group Ltd. acquired CIS and CISFS and the clearing and related services previously performed by CIS were performed by REFCO, LLC and the foreign currency trading previouslyperformed by CISFS was provided by Refco Capital Markets, Ltd. Beginning in mid-October 2005, the Partnership engaged Calyon
Financial, Inc. ( CFI ) as the Partnership s futures and options on futures broker, and engaged Calyon Financial, SNC ( CFS ) as the Partnership s foreign currency or forwards currency broker, (collectively referred to as the Clearing Brokers ).

Calyon Financial, Inc (CFI) changed it's name to Newedge Financial, Inc (NFI) and Calyon Financial, SNC (CFS) changed it's name to Newedge
Financial, SNC (NFS).

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

Excluding amounts held at Newedge, substantially all of cash and cash equivalents at June 30, 2008 and 2007 are funds deposited with a commercial bank and invested under the direction of Horizon Cash Management, Inc. (Horizon). Horizon receives a monthly cash management fee equal to 1/12 of ..25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership ' s assets managed by Horizon exceeds the 91-day U.S. Treasury bill rate.


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

The Partnership has cash on deposit in the amount of $223,325 as of June
30, 2008 with an interbank market maker (Newedge Financial SNC) in connection with its trading of forward contracts. In the event of interbank market maker s insolvency, recovery of the Partnership assets on deposit
may be limited to forfeiture.   In the normal course of business, the
Partnership does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk, on its entire amount on deposit from counter party non-performance.
For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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


(6)FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership ' s financial performance for the six months ended June 30, 2008. Total return is calculated as the change in a theoretical limited partner ' s investment over the entire period. An individual partner ' s total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.

Selected Financial Statistics and Ratios:
					      6/30/08     6/30/07

1. Total return:      	        A Shares        20.22%     -1.01%
 			        I Shares         0.00%     0.57%
			        AA Shares       0.00%	   -0.69%
			       II Shares        0.00%	   -0.69%

2. Ratio to average net assets:
                  Total income  A Shares         24.92%     0.23%
		  	        I Shares         0.00%     3.12%
	 		       AA Shares         0.00%	    0.79%
	                       II Shares	 0.00%      0.79%

3. Expenses, excluding incentive fees:
                                A Shares         3.83%	    4.23%
			        I Shares         0.00%      2.50%
			       AA Shares	 0.00%      1.43%
			       II Shares	 0.00%      1.43%

4. Incentive fees  			         3.41%	    0.00%
5. Total expenses
                       	        A Shares         7.24%
4.23%
			        I Shares         0.00%	    2.50%
			       AA Shares	 0.00%	    1.43
			       II Shares	 0.00%      1.43%

The total income and general and expense ratios are computed based upon the weighted average net assets for the Partnership for the period ended
June 30, 2008 and 2007.


(7) FINANCIAL STATEMENT PREPARATION

The interim financial statements are unaudited but reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments consist primarily of normal recurring accruals. These interim financial statements should be read in conjunction with the audited financial statements of the Partnership for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31,
2008,as part of its Annual Report on Form 10-K.
..
The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the fiscal year.


         Item 2.    Management's Discussion and Analysis of
Financial
                    Condition and Results of Operation

			3 months ended June 30, 2008

The Partnership recorded a gain of $32,626 or $2.63 per Unit of Class A Units for the fiscal quarter ended June 30, 2008.
This compares to a gain of $ 1,255,628 or $195.26 per Unit of Class A Units for the fiscal quarter ended June 30, 2007. The quarter ended June 30, 2008 showed a gain of 0.09% ( total return) for the Class A Units of the fund.

The Partnership continued to employ John W. Henry & Company, Inc. ' s (JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program.


Class A Units were negative -5.45% in April 2008 resulting in a Net Asset Value per unit of $ 2,770.300 as of April 30, 2008.

The Fund's performance was negative in April as many of the long-term trendsthat have contributed to the positive year-to-date performance were interrupted or came to an end. In retrospect, the actions taken by the Federal Reserve Board(the Fed) in the second half of March to bail out Bear Stearns and add liquidity to the financial system marked an intermediate turning point in many markets. As volatility subsided and sentiment improved into April, long held positions were unwound.
The performance of the Fund during the month was attributable to widespread trend reversals in most market sectors, including positions in global equity indices, interest rates, currencies, and precious metals. Performance in agricultural commodities was mixed for the month. Price action was relatively tame when compared to the extreme volatility of the first quarter. The Fund's performance in the energy sector was positive in April. Crude oil continued its march higher bolstered by the positive fundament backdrop of strong demand and tight supplies, which advanced crude oil prices more than 12 percent for the month.

While the performance of the Fund was negative in April, it was not unusual given the significant moves of the last 7 months. Positive performance from the energy sector served to partially offset significant reversals in most of the financial markets during April. At the start of May, the Fund is less exposed to the markets and factors that contributed to the recent decline in performance. Looking forward, the markets will likely focus on the strength of the global economy and the stability of asset prices. The Fund stands ready to take positions in either direction as new trends assert themselves.


Class A Units were positive  4.45 % in May 2008 resulting in a Net
Asset	Value per unit of $2,893.588  as of May 31, 2008.

The Fund bounced back in May to produce positive performance for the month. The majority of the markets traded were relatively quiet and directionless with the exception of the energy sector which was the main driver of monthly trading profits. In the most notable market activity, crude traded above
$135 per barrel, gasoline topped $4.00 at the pump in the U.S. and natural gas rallied more than 11 percent during the month. Supply continues to be tight and demand from large emerging economies continues to be strong.
The increases in energy prices led to calls in the U.S. Congress for increased regulatory scrutiny of those markets. Critical focus was on the effect of speculation in the commodity markets and the impact of passive commodity indexing. Time will tell, but the government furor may coincide with the market peak. The Fund's trading in energies was profitable and accounted for a majority of the Fund's gains for the month.

Outside of the energy markets, the interest rate sector also contributed to the monthly gains, as the prospect for higher inflation globally and more stable financial markets outweighed concerns over slowing economic activity in the U.S. and other developed nations. Global equity markets, on the surface, were stable in May. The ranges were relatively tight and offered few opportunities for trend-followers. The currency markets were also quiet in May. While the significant downward pressure on the U.S. dollar appears to have abated, there is little evidence from price action that there is strong demand to own dollars. Trading in the metals markets was also calm in May as price action was directionless. Trading in the agricultural markets was mixed and largely uneventful in May.

Overall, the Fund is pleased with the positive performance achieved in May. The portfolio's diversification and balance provided the Fund the ability to minimize losses in sectors that are not trending while capitalizing on markets that are trending which is the foundation of the Fund's trend following philosophy. This month's dormant, trendless sectors may be the catalysts that will drive the Fund's performance during the second half of the year.

Return of Trilogy withheld fees

Clients who were in the Fund in October 2000 received checks this month. In most cases the checks are small amounts representing the client's net portion of trading fees that were withheld from Trilogy Asset Management by agreement between Trilogy & Everest for a trading discrepancy in Trilogy's replication of the Barclay Futures Index.
After that agreement Everest attempted to recover what we believe to be a trading error and Trilogy counter claimed for the withheld trading fees. Upon the advise of counsel, it is not prudent to continue the matter. Trilogy is out of business and the financial condition of the principal of the firm is such that, even in the event of an arbitration award or judgment in our favor, it is unlikely we would collect.

A lot of time has elapsed since these fees were withheld. If any selling agents or clients have any questions please feel free to call or e-mail Peter Lamoureux at peter@everestasset.com.


Class A Units were positive  1.34 % in June 2008 resulting in a
Net Asset Value per unit of $2,932.489  as of June 30, 2008.

The Fund was positive in June marking the ninth month in the past ten of positive performance. While many strong macro economic trends, including weakness in the housing market, the rationing of credit, and significant stress in the financial system, remain intact and continue to pressure global equity prices, many financial markets continue to be choppy and devoid of clear trends. The majority of the gains for the Fund came from the commodity markets where the global demand for energy continues to push prices higher at the same time major flooding in the Midwest was impacting the outlook for the future supply of grain. The Fund's long-term perspective has allowed it to continue to benefit from the extended bull market in commodities even as the currency and bond portions of the Fund struggle to find clear trends amidst a seemingly ever changing outlook for both growth and inflation.

June's market headlines were dramatic and spoke to the very real issues of declining global stock markets, floods, strains in the financial system and a global energy crisis. The Fund's investment style, however, is dispassionate and only reacts to trends in prices. The long running trends in commodity prices once again generated gains for the Fund while the turmoil in the world economy had the effect of disrupting price action in the financial markets which created challenges for other parts of the Fund's portfolio. The portfolios market diversification and non-correlation to stock and bond long only investments continues to provide investors protection during these uncertain times.




Return of Trilogy withheld fees

Clients who were in the Fund in October 2000 were sent checks in June.
In most cases the checks are small amounts representing the client's net portion of trading fees that were withheld from Trilogy Asset
Management by agreement between Trilogy & Everest for a trading discrepancy in Trilogy's replication of the Barclay Futures Index.
After that agreement Everest attempted to recover what we believe to be a trading error and Trilogy counter claimed for the withheld trading fees. Upon the advise of counsel, it is not prudent to continue the matter. Trilogy is out of business and the financial condition of the principal of the firm is such that, even in the event of an arbitration award or judgment in our favor, it is unlikely we would collect.A lot of time has elapsed since these fees were withheld. If any selling agents or clients have questions please feel free to call or e-mail Peter Lamoureux at peter@everestasset.com.


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


3 months ended June 30, 2007

The Partnership recorded a gain of $ 1,255,628 or $195.26 per Unit of Class A Units This compares to a loss of $420,650 or $77.87 per Unit of Class A Units The quarter ended June 30, 2008 showed a gain of 0.09% ( total return) for the Class A Units of the fund.
The Partnership continued to employ John W. Henry & Company, Inc. ' s (JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program.

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

The Partnership continued to employ John W. Henry & Company, Inc.  s
(JWH) GlobalAnalytics Family of Programs

Class A Units were positive 8.62% in January 2008 resulting in a Net Asset Value per unit of $ 2,649.47 as of January 31, 2008.

The Fund experienced strong positive performance for the month of January. Fear returned to the markets as the December holiday season proved to be just a brief respite from the turbulence of last quarter. An important shift in the market's focus seemed to be emerging at the start of 2008. Last year the global economy was relatively strong. The market consternation was idiosyncratic and related to specific issues affecting the housing and credit markets in the U.S. In January, the concern was more generalized, as the market began to adjust for the possibility of a U.S. recession and a significant slowdown in global growth. By mid month, many of world's major stock markets were experiencing double-digit declines. Concerns about the economy and the performance of U.S. equities led the U.S. Federal Reserve Board (the Fed) to cut interest rates 75 basis points on January 22nd. This was the first inter-meeting rate move by the Fed since 2001. This reduction was followed by a second cut of 50 basis points on January 30th.
The Fed Funds rate ended the month at 3 percent. The aggressive stance of the Fed and news that the White House and Congress were coming to an agreement on an economic stimulus package combined to stabilize equity prices towards the end of the month.

Overall, the Fund was able to provide clients with a strong positive, uncorrelated return during a difficult month for traditional investments. While no one can predict the future behavior of markets, the recent environment has been better suited to the disciplined, systematic investment style employed by the Fund.

Class A Units were positive 10.18% in February 2008 resulting in a Net Asset Value per unit of $2,919.21 as of February 29, 2008. Trading performance for the Fund in February was exceptional. The data released during the month continues to point to a weakening in the U.S. economy. As the severity of the credit crisis and its ramifications become more apparent, numerous remedies have been enacted or proposed. Pessimism about the deteriorating state of the economy was often met with optimism about the prospects of official forms of economic stimulus, creating an interesting trading dynamic during the month. Some sectors were confined to broad ranges, while others experienced explosive moves. The
Fund benefited from historic movement in the price of many commodities as energies, grains, metals and soft commodities all contributed positively to the Fund's performance.

As global demand pushed commodity prices to historic levels, the commodity markets generated the majority of the Fund's February returns. While all commodity sectors were profitable, the greatest profits came from the agriculture markets, particularly from grains and soft commodities. In some cases, the moves, were explosive. For example, bean oil was up 27 percent during the month, coffee was up 19 percent, wheat was up 15 percent, and sugar was up 14 percent. It is uncommon for the disparate markets that make up this sector to move higher so strongly in the same month. There is a force at play in these markets that goes beyond the supply and demand fundamentals of each specific market. The demand for food related commodities from a flatter, more prosperous global economy is an important theme driving agricultural commodities. The weakness of the dollar is another important factor; however, it is likely that investor speculation also played a role in February.

The energy sector was also profitable as crude oil surged above $100 per barrel; this indicates the drop in prices at the start of the year was simply a stall on the way to continued new highs. The initial stage of the approximate 10 percent rally in the price of crude during the month may be attributable to the unwinding of large short positions that were established in January. In addition to the old themes of strong demand and dollar weakness, the perception in the market that OPEC would defend levels below
$90 per barrel helped to support prices. Natural gas was a significant contributor to the sector's profits during the month as it rallied in response to colder weather across much of the country.

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

Overall, February's return continues the strong performance for the Fund since September of last year with six consecutive positive months, four of which returned in excess of 10 percent. The
Fund benefited from powerful moves in the commodity markets and also benefited from strong performance from many other parts of the portfolio. We cannot forecast how long this commodity rally will last; but the Fund's ability to take both long and short positions in these markets means that there could be new opportunities if the markets turn lower.

Class A Units were positive 0.36% in March 2008 resulting in a Net Asset Value per unit of $2,929.85 as of March 31, 2008.

The crisis in the financial markets continued in March possibly reaching the bottom on March 17th when the market first learned of the Federal Reserve Board's orchestrated bailout of investment banking firm Bear Stearns. This date also marked the year-to-date low in the S&P 500 and coincided with price reversals in a number of key markets. As financial market conditions continued to deteriorate into the month, U.S. officials provided a substantial policy response. In addition to reducing the Federal Funds rate by 75 bps on March 18th, the Federal Reserve established new lending facilities aimed at adding more liquidity to the financial system and providing access to a broader array of financial institutions.

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

The Partnership continued to employ John W. Henry & Company, Inc.  s
(JWH) GlobalAnalyticsR Family of Programs, Worldwide Bond Program and
Currency Strategic Allocation Program. The Partnership has changed it s allocation to the Fund s investment firm, the John W. Henry & Company, Inc.
(JWH). To reiterate, the Partnership has dropped the Fund s allocation to theCurrency Strategic Allocation Program (CSAP) and increased the allocation to the Global Analytics Program (GAP) to 75% with the remaining 25% going to the World Wide Bond Program. We look forward to the possibility of better risk adjusted returns from the new allocation.

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

The Company s management, including the President, based on it s evaluationof the Company's disclosure controls and procedures as of the end of this reporting period,June 30, 2007, have concluded that they are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

                      Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

A.The Partnership was a creditor of RCM in the bankruptcy case filed in the United States Bankruptcy Court, Southern District of New York, captioned In re Refco Inc., et al., case number 05-60006 (RDD). In December 2007, Everest Asset Management, Inc sold the remaining receivable owed to the Everest Fund, L.P. in the Refco mater. Prior to the sale we had received distributions totaling $2,761,336.98 out of our total claim of $7,482,331.66 or approximately 36.69%. The claim has been sold for an additional $1,912,484 bringing the total recovery to $4,657,751.46 or 62.25%.

B. In October 2000, there was a discrepancy between the performance of the BarclayFutures Index Program (BFIP) as traded for the Partnership and the Barclay Futures Index (BFI). Certain transactions executed by Trilogy on behalf of the Partnership resulted in a loss of approximately $520,000 that was recorded in the statement of operations. The General Partner believes that these transactions were not executed in accordance with the provisions of BFIPand has demanded that Trilogy reimburse the Partnership for the loss. The parties are currently attempting to resolve the issue.

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

Clients who were in the Fund in October 2000 were sent checks in June 2008. In most cases the checks are small amounts representing the client's net portion of trading fees that were withheld from Trilogy Asset Management by agreement between Trilogy & Everest for a trading discrepancy in Trilogy's replication of the Barclay Futures Index. Since that time, Everest attempted to recover what we believe to be a trading error and Trilogy counter claimed for the withheld trading fees. Upon the advise of counsel, it is not prudent to continue the matter. Trilogy is out of business and the financial condition of the principal of the firm is such that, even in the event of an arbitration award or judgment in our favor, it is unlikely we would collect.



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


      EVEREST FUND, L.P.

Date: August 14, 2008 By: Everest Asset Management, Inc., its
General Partner

				          By:/s/ Peter Lamoureux
					-------------------------
					        Peter Lamoureux
					        President