Form 10-K/A
period 2007-12-31
EVEREST FUND L P
filed 2008-08-19
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10K-A


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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part
II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None






Explanation note


The 10K filing was incomplete due to a miscommunication between Everest's attorneys and Everest. Management's failure to complete its report on internal control over financial reporting did not impact its conclusions regarding the effectiveness of our disclosure controls and procedures as the end of 2007. We are herein revising our disclosures.








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





The General Partner's management has conducted the evaluation of the internal control over financial reporting, as requred by Exchange Act Rules 13a-15 and 15d-15.

Management's annual report on internal control over financial reporting


Management has established and maintained adequate internal control of the financial control over fianancial reporting fot the registrant.



The management has evaluated with the participation of the issuer's principal executive and principal financial officers, or persons performing similar functions, the effectiveness, as of the end of 2007 fiscal year, of the issuer's internal control over financial reporting. The framework on which management's evaluation of the issuer's internal control over financial reporting is based is a suitable, recognized control framework that is established by a body or group that has followed due-process procedures, including the broad distribution of the framework for public comment - namely Sarbanes-Oxley Section 404. An evaluation has been conducted in accordancewith the interpretive guidance issued by the Commission in Release No. 34-55929.


Internal control over financial reporting at the Everest Fund, L.P.is a process designed and supervised by the issuer's principal executive Peter Lamoureux, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
(2) Provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
(3) Provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Financial reporting for the Everest Fund, L.P. for 2007 consisted of four different reports:
1.Redemptions - initiated by the client services, Tina Laughlin, checked by the fund administrator, Tina Bediashvili-Wagener, checked and approved by the management, Peter Lamoureux, sent to Fairfield Accounting for processing.
After processing by Fairfield Accounting, redemptions are reviewed by the fund administration/client services, reviewed and approved by the management
- Peter Lamoureux. Management determines Redemptions as a high-risk area of financial reporting. Therefore, Redemption logs are tested and Sarbanes-Oxley Section 404 compliance documentation is produced on a monthly basis. This testing provides reasonable assurance regarding the reliability of financial reporting. Testing redemption logs allows to detect in a timely manner any inaccuracy in clients redemptions records and prevents a material misstatement of the financial statements. 2.Subscriptions - reviewed by the fund administrator and client services, approved by Peter Lamoureux and processed by Fairfield Accounting. After processing by Fairfield Accounting, subscriptions are reviewed by the fund administration/client services, reviewed and approved by the management
- Peter Lamoureux. Management determines Subscriptions as a high-risk area of financial reporting. Therefore, Subscription logs are tested and Sarbanes-Oxley Section 404 compliance documentation is produced on a monthly basis. This testing provides reasonable assurance regarding the reliability of financial reporting. Testing Subscription logs allows to detect in a timely manner any inaccuracy in clients subscription records and prevents a material misstatement of the financial statements.

3.Daily NAV preparation - daily NAV is prepared by CFO of the Everest Fund, L.P., Peter Ecob; checked and approved by Peter Lamoureux, distributed by the fund administrator, Tina Bediashvili-Wagener. Management determines NAV is high-risk area of financial reporting. Therefore, NAV is tested and Sarbanes-Oxley Section 404 compliance documentation is produced on a monthly basis. This testing provides reasonable assurance regarding the reliability of financial reporting. Testing NAV allows Everest to detect, in a timely manner, any inaccuracy in clients subscription records and prevents a material misstatement of the financial statements.


4.Refco distributions - initiated and processed by Fairfield Accounting, checked by the client services, reviewed by the fund administrator, reviewed and approved by the management, Peter Lamoureux. Checks were prepared by the client services/fund administration, approved and signed by Peter Lamoureux.Financial Statements are generated by Fairfield Accounting, checked and reviewed by fund administrator and approved by Peter Lamoureux. Refco distributions are part of Redemption logs and Subscription logs.


The management and specifically Peter lamoureux attest to the above and provide assurances required in the financial reporting and preparation of financial statements in accordance with generally accepted accounting principles.





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

Date:	August 19, 2008

                            By:  /s/ Peter Lamoureux
                            Peter Lamoureux, President,
                            Secretary, Treasurer, and
Director