Form 10-K/A
period 2007-12-31
EVEREST FUND L P
filed 2008-08-29
CIK 837919

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


The 10K filing was incomplete due to a miscommunication between Everest's attorneys and Everest. Management performed the evaluation of internal control over financial reporting but failed to complete it's report. Disclosure controls and procedures were ineffective as the end of 2007. We are herein revising our disclosures.


Item 9A.	Controls and Procedures

The General Partner carried out an
evaluation, under the supervision and with the participation of the General Partner's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities
Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on and as of the date of that evaluation, the General Partner's principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures are effective, in all material respects, in timely alerting him to material information relating to the Partnership required to be included in the reports required to be filed or submitted by the Partnership with the SEC under the Exchange Act.

There was no change in the Partnership's internal control over financial reporting in the 12 months ended December
31, 2007 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


The General Partner's management has conducted the evaluation of the internal control over financial reporting, as required by Exchange Act Rules 13a-15 and 15d-15.

Management's annual report on internal control over financial reporting

      The management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting by the Fund.

      The General Partner's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Fund's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management of the Fund; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management assessed the effectiveness of the Fund's internal control over financial reporting , based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.
Based on that assessment, management concluded that, , the Fund's internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

      Management's annual report was not subject to attestation by the Fund's registered public accounting firm pursuant to temporary rules of the SEC that permit the Fund to provide only management's report in this annual report.



Management has established and maintained adequate internal control of the financial control over financial reporting for the registrant.

The management has evaluated with the participation of the issuer's principal executive and principal financial officers, or persons performing similar functions, the effectiveness, of the issuer's internal control over financial reporting. The framework on which management's evaluation of the issuer's internal control over financial reporting is based is a suitable,recognized control framework that is established by a body or group that has followed due-process procedures, including the broad distribution of the framework for public comment. An evaluation has been conducted in accordance with the interpretive guidance issued by the Commission in Release No. 34-55929.


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


4.Refco distributions - initiated and processed by Fairfield Accounting, checked by the client services, reviewed by the fund administrator, reviewed and approved by the management, Peter Lamoureux. Checks were prepared by the client services/fund administration, approved and signed by Peter Lamoureux. Financial Statements are generated by Fairfield Accounting, checked and reviewed by fund administrator and approved by Peter Lamoureux. Refco distributions are part of Redemption logs and Subscription logs.


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

Date:	 August 29, 2008		The Everest Fund, L.P.


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

Date:	August 29, 2008

                            By:  /s/ Peter Lamoureux
                            Peter Lamoureux, President,
                            Secretary, Treasurer, and Director