Form 10-K/A
period 2007-12-31
EVEREST FUND L P
filed 2008-09-16
CIK 837919

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

The General Partner carried out an
evaluation, under the supervision and with the participation of the General Partner's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2007, the General Partner's principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures were not effective.


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

      Management assessed the effectiveness of the Fund's internal control over financial reporting , based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.
Based on that assessment, management concluded that, as of December 31, 2007, the Fund's internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

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

Date:	 September 16, 2008		The Everest Fund, L.P.


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

Date:	September 16, 2008

                            By:  /s/ Peter Lamoureux
                            Peter Lamoureux, President,
                            Secretary, Treasurer, and Director