Form 10-Q
period 2008-09-30
EVEREST FUND L P
filed 2008-11-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2008

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

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

Following are financial Statements for the fiscal quarter ending
      September 30, 2008

			Fiscal Quarter	Year to Date   Fiscal Year 	Fiscal Quarter	 Year to Date
			Ended 9/30/08	 to 9/30/08    Ended 12/31/07	Ended 9/30/07	  to 9/30/07
			-------------	------------	--------------	--------------	-------------

Statement of
   Financial Condition		X				X

Schedule of Investments				X

Statement of Operations		X		X				X		X

Statement of Changes
   in Partner's Capital				X

Statements of Cash Flows	X		X				X		X

Notes to Financial		X
    Statements


see accompanying notes to financial statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
			---------------------------------
				  UNAUDITED

                                                               SEPTEMBER 30, 2008     DECEMBER 31, 2007
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $14,824,171         $10,441,634
Equity in commodity trading accounts:
   Cash                                                               1,220,827           1,206,629
   Net unrealized trading gains (losses) on open contracts              643,345             282,372
Other receivables                                                             0
Interest receivable                                                      32,339              45,406
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $16,720,682         $11,976,041
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $   110,098         $   125,273
   General partner management fee payable                                64,815              50,840
   Advisor's management fee payable                                      20,684              13,855
   Advisor's incentive fee payable                                      308,633                   0
   Accrued expenses                                                      59,289              93,067
                                                                    -----------         -----------
      TOTAL LIABILITIES                                                 563,520             283,034
                                                                    -----------         -----------

PARTNERS' CAPITAL

   Limited partners, A Shares (5,221.095 and 4,793.613 units
      outstanding)                                                   16,157,162          11,693,007
                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        16,157,162          11,693,007
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $16,720,682         $11,976,041
                                                                    ===========         ===========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
			        SEPTEMBER 30, 2008
				------------------
				   UNAUDITED

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Dec 08 - Jun 09       95      $   (11,616)       -0.07%
Metals					      Dec 08		     6		 (7,230)       -0.04%
Currencies				      Sep 09		    28           (5,600)       -0.03%

                                                                            -----------        -----
                                                                                (24,446)       -0.15%
FORWARD POSITIONS
Currencies                                    Dec 08                              8,264         0.05%
                                                                            -----------        -----
   Total long positions                                                         (16,182)       -0.10%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Dec 08 - Jan 09        4          ( 8,458)       -0.05%
Metals                                        Dec 08                12           67,980         0.42%
Energy                                        Dec 08 - Jun 09       50          114,402         0.71%
Agriculture                                   Dec 08 - Mar 09      128          503,475         3.12%
Indices				              Dec 08 		    12	         48,763         0.30%
                                      					    -----------	       -----
                                                                                726,162         4.49%

FORWARD POSITIONS
Currencies                                    Dec 08                            (66,635)       -0.41%
                                                                            -----------        -----
   Total short positions                                                        659,527         4.08%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                            643,345         3.98%

CASH AND CASH EQUIVALENTS                                                    14,824,171        91.75%
CASH ON DEPOSIT WITH BROKERS                                                  1,220,827         7.56%
LESS LIABILITIES IN EXCESS OF OTHER ASSETS                                     (531,181)       -3.29%
                                                                            -----------        -----
NET ASSETS                                                                  $16,157,162       100.00%
                                                                            ===========        =====

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATION8
               FOR THE PERIOD JULY 1, 2008 THROUGH SEPTEMBER 30, 2008
	       -------------------------------------------------------
				   UNAUDITED

                                                     JULY 1, 2008	JANUARY 1, 2008
							 THROUGH	    THROUGH
						    SEPTEMBER 30, 2008  SEPTEMBER 30, 2008
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading loss
   on closed contracts                                $1,010,223  	 $ 4,206,154
Change in net unrealized trading gain
  (loss) on open contracts                               385,470 	     360,973
Net foreign currency translation loss             	 (27,148)  	     (29,359)
Brokerage Commissions                                    (16,318)  	     (38,532)
                                                     -----------   	 ------------
   NET TRADING INCOME (LOSS)                           1,352,228   	   4,499,236

Interest income, net of cash management fees             93,822    	     296,548
                                                     -----------   	 ------------
   TOTAL INCOME (LOSS)                                 1,446,049    	   4,479,783
                                                     -----------   	 ------------

EXPENSES:
   General partner management fees                       195,739    	     568,096
   Advisor Management fees                                55,414     	     155,972
   Incentive fees                                        308,633             766,710
   Administrative expenses                                21,523       	      63,818
                                                     -----------   	   ----------
   TOTAL EXPENSES                                        581,310    	 $ 1,554,595
                                                     -----------   	   ----------
NET INCOME (LOSS)                                    $   864,740 	 $ 3,241,188
                                                     ===========   	 ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $    162.10         $   655.30
                                                     ===========         ==========



The accompanying notes are an integral part of these statements.

                              EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                       STATEMENTS OF OPERATIONS-CONTINUED
               FOR THE PERIOD JULY 1, 2008 THROUGH SEPTEMBER 30, 2008
               --------------------------------------------------
				   UNAUDITED

                                                     JULY 1, 2007	JANUARY 1, 2007
							 THROUGH	    THROUGH
						   SEPTEMBER 30, 2007   SEPTEMBER 30, 2007
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading loss
   on closed contracts                               $  (309,012)  	 $ (1,089,543)
Change in net unrealized trading gain
  (loss) on open contracts                               832,646  	    1,434,847
Net foreign currency translation gain (loss)              14,092  	        4,536
Brokerage Commissions                                    (30,084)  	     (107,760)
                                                     -----------   	 ------------
   NET TRADING INCOME (LOSS)                             507,643   	      242,080

Interest income, net of cash management fees             147,738   	      513,368
                                                     -----------   	 ------------
   TOTAL INCOME (LOSS)                                   655,381    	      755,448
                                                     -----------   	 ------------

EXPENSES:
   General partner management fees                       118,117    	     429,898
   Advisor Management fees                                57,617      	     207,253
   Incentive fees                                              0       	           0
   Administrative expenses				  25,937	     132,273
                                                     -----------   	   ----------
   TOTAL EXPENSES                                        201,671    	     769,424
                                                     -----------   	   ----------
NET INCOME (LOSS)                                    $   453,710  	 $   (13,976)
                                                     ===========   	 ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $     82.26         $    62.94
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   I SHARES, OUTSTANDING ENTIRE PERIOD               $    107.27        $    119.02
                                                     ===========         ==========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING ENTIRE PERIOD              $    (7.51)	 $   (14.46)
                                                     ===========	 ==========


NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING ENTIRE PERIOD              $    (7.81) 	 $   (15.04)
                                                     ===========	 ==========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               FOR THE PERIOD JANUARY 1, 2008 THROUGH SEPTEMBER 30, 2008
	       ----------------------------------------------------
	       			  UNAUDITED


                                   UNITS     LIMITED PTRS
                                 A SHARES      A SHARES       TOTAL
                                ----------   ------------   -----------
BALANCES, January 1, 2008         4,793.61     11,693,007   11,693,007
Additional Units Sold             1,159.50      3,274,267    3,274,267
Redemptions                        (732.02)    (2,051,300)  (2,051,300)
Less Offering Costs                     --              0            0
Net profit (Loss)                       --      3,241,187    3,0241,187
                                ----------   ------------    ----------
BALANCES, SEPTEMBER 30,2007       5,221.10   $ 16,157,162   $16,157,162
                                ==========   ============   ===========

Net asset value per unit,
   January 1, 2007			     $   2,439.29
Net profit (loss) per unit                         655.30
Net asset value per unit
   September 30, 2007                        $   3,094.59
                                             ============


The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                FOR THE PERIOD JANUARY 1, 2008 THROUGH SEPTEMBER 30, 2008
		---------------------------------------------------------
				  UNAUDITED

                                                                    JULY 1, 2008      JANUARY 1, 2008
                                                                        THROUGH             THROUGH
                                                                SEPTEMBER 30, 2008   SEPTEMBER 30, 2008
                                                                 -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $    864,740       $   3,241,188
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Decrease (increase) in commodity futures trading accounts:
         Cash                                                           644,328             (14,198)
         Unrealized gain or loss on open commodity futures contracts   (384,444)           (360,973)
      Decrease (increase) in interest receivable                         (5,837)             13,068
      (Decrease) increase in incentive fees payable                     300,501             308,633
      (Decrease) increase in management fees payable                     (1,354)              6,830
      (Decrease) increase in General Partner management fees payable     (4,260)             13,975
      (Decrease) increase in other accrued expenses                       9,858             (33,778)
                                                                      ------------        ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          1,423,532           3,174,745
                                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                   (1,025,127)         (2,066,475)
   Sale of partnership units, net                                     1,096,049           3,274,267
                                                                      ------------        ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             70,922           1,207,792
                                                                      ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,494,454           4,382,537

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                    13,329,717          10,441,634
                                                                      ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                        $ 14,824,171        $ 14,824,171
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
                                                                       ============        ============

The accompanying notes are an integral part of these statements

				EVEREST FUND, L.P.

                     	NOTES TO FINANCIAL STATEMENTS
                             September 30, 2008



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




(4)  CONTRACTS AND AGREEMENTS


John W. Henry & Company, Inc. (JWH) began trading its Strategic
Allocation Program for the Fund with a trading allocation of $40 million
on July 1, 2001.   JWH receives a monthly management fee equal to 0.167%
(2% annually) of the Partnership ' s month-end net asset value, (as defined), and a quarterly incentive fee of 20% of the Partnership ' s new net trading profits, (as defined). The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

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

Beginning in June 2003, John W. Henry & Company, Inc. (" JWH ") began trading JWH Global Analytics Program (" GAP "); Currency Strategic Allocation Program (" CSAP ") and Worldwide Bond Program (" WBP ") with a trading allocation of $27 million. CSAP was eliminated as a trading program on January 1st, 2007, and WBP was dropped on May 31st 2007, leaving GAP as the sole JWH program being utilized by the Fund.

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

As of September 30, 2008 JWH's allocation was approximately $12.07 million, of the fund's approximately $16.19 million under managemnet. The General Partner may replace or add trading advisors at any time.

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

The Partnership has cash on deposit in the amount of $278,088 as of September 30, 2008 with an interbank market maker (Newedge Financial SNC) in connection with its trading of forward contracts. In the event of interbank market maker s insolvency, recovery of the Partnership assets on deposit
may be limited to forfeiture.   In the normal course of business, the
Partnership does not require collateral from such interbank market maker. Because forward contracts are traded in unregulated markets between principals, the Partnership also assumes a credit risk, on its entire amount on deposit from counter party non-performance.
For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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



(6)FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership ' s financial performance for the nine months ended September 30, 2008. Total return is calculated as the change in a theoretical limited partner ' s investment over the entire period. An individual partner ' s total returns and ratios may vary from the total return based on the timing of contributions and withdrawals.




Selected Financial Statistics and Ratios:
				            9/30/08     9/30/07

1. Total return:      	         A Shares    26.86%      3.28%
 			         I Shares     0.00%      5.75%
			        AA Shares     0.00%     -1.44%
			        II Shares     0.00%     -1.44%

2. Ratio to average net assets:
           Total income          A Shares    34.88%      5.05%
		  	         I Shares     0.00%     10.78%
	 		        AA Shares     0.00%      1.40%
	                        II Shares     0.00%      1.40%

3. Expenses, excluding incentive fees:
                                 A Shares     5.73%       6.10%
			         I Shares     0.00%       3.98%
			        AA Shares     0.00%	  2.65%
			        II Shares     0.00%       2.65%

4. Incentive fees  			      5.58%       0.00%

5. Total expenses
                                 A Shares    11.31%      6.10%
			         I Shares     0.00%      3.98%
			        AA Share      0.00%      2.65%
			        II Shares     0.00%      2.65%

The total income and general and expense ratios are computed based upon the weighted average net assets for the Partnership for the period ended September 30, 2008 and 2007.

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


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

3 months ended September 30, 2008


 The Partnership recorded a gain of $864,740 or $162.10 per Unit of Class A Units, for the fiscal quarter ended September 30, 2008. This compares to a gain of $453,710 or $82.26 per Unit of Class A Units for the fiscal quarter ended September 30, 2007. The quarter ended September 30, 2008 showed a gain of 5.53% ( total return) for the Class A Units of the fund.


The Partnership continued to employ John W. Henry & Company, Inc. ' s
(JWH) GlobalAnalyticsR Family of Programs.

July 2008

Class A Units were negative 14.06% in July 2008 resulting in a Net Asset Value per unit of $2,520.233 as of July 31, 2008.

July was a difficult month for the Fund as many global markets experienced abrupt reversals in trend. The Fund experienced losses in every market sector it trades. The largest losses came from the interest rate sector as the markets struggled to finddirection amidst the conflicting effects of both inflationary and deflationary forces. Losses were also incurred in the energy sector resulting from dramatic falls in the price of both natural gas and crude oil during the month. The weakness in the energy markets spilled into other commodity markets possibly as a function of asset allocation shifts out of commodities in general. Trading in currencies was also unprofitable as the dollar responded to the headlines of the month in a manner similar to the global bond market.


July was a very disappointing month. The combination of abrupt price reversals in many major market sectors and the absence of sustained trends made it a difficult environment for products employing a long-term trend following strategy.

According to JWH: The significant declines in performance have come following extended periods of positive returns for JWH GlobalAnalytics program with trailing 12-month results through June of approximately 65 percent. While this does not make the retracement experience any easier for our clients or for us as investment managers, we will continue to strive for improvements, through our ongoing research, to take advantage of the long-term trends that emerge while guarding against rapid declines of this magnitude.
Although we cannot predict future performance, we can guarantee our continued diligence and dedication to our trading process and to our investors.

Offering Memorandum

The Fund's offering documents have been updated. Therefore at this time, we can accept new subscriptions. ANY SUBSCRIPTION MUST BE ON
THE NEW MATERIAL DATED JUNE 1, 2008. Copies of the offering materials and subscription pages can be requested from Tina at fundadministration@everestasset.com or by calling her 800-211-817. The deadline for new or additional subscriptions is August 28, 2008, for an effective starting date of September 1, 2008.

Redemptions

The policy for Class A redemptions from the Fund is as follows stated on page 26 Transferability and Redemption and SAI: Exhibit B page B-1 of the
June 1, 2008 offering memorandum: A letter received by the General Partner at least fifteen (15) days, or such lesser period as shall be acceptable to the General Partner, in advance of the requested effective date of redemption.


August 2008


Class A Units were positive 7.47% in August 2008 resulting in a Net Asset Value per unit of $2,708.542 as of August 31, 2008.

The Fund's performance was positive for the month of August. A number of major market moves that began last month and contributed negatively to July's performance followed through in August to serve as a major source of the Fund's returns as the portfolio shifted to reflect new trends in energy, metals and the U.S. dollar.

The Fund's repositioning after the sharp reversals experienced in many markets sectors last month led to the significant recovery in August. The market action and intensity was varied throughout the many sectors traded as commodities and currencies experienced sharp moves and increased volatility while other major market sectors, including equities and bonds, traded quietly through the turmoil. The JWH GlobalAnalytics program ability to utilize multiple position signals that vary timing from very short-term to very long-term allowed for a quick recovery of a good portion of July's losses. While it is rewarding to see such a quick recovery after a dramatic downturn, as incurred in July, we continue to focus on the Fund's overall objective which is to achieve long-term positive absolute returns for our clients that are historically non-correlated to the overall stock and bond markets.

Offering Memorandum

The Fund's offering documents have been updated. Therefore at this time, we can accept new subscriptions. ANY SUBSCRIPTION MUST BE ON THE
NEW MATERIAL DATED JUNE 1, 2008.
Copies of the offering materials and subscription pages can be requested from Tina at fundadministration@everestasset.com or by calling her 800-211-817. The deadline for new or additional subscriptions is September 29, 2008, for an effective starting date of October 1, 2008.

Redemptions

The policy for Class A redemptions from the Fund is as follows stated on page 26 Transferability and Redemption and SAI: Exhibit B page B-1 of the
June 1, 2008 offering memorandum: A letter received by the General Partner at least fifteen (15) days, or such lesser period as shall be acceptable to the General Partner, in advance of the requested effective date of redemption.


September 2008


Class A Units were positive 14.25% in September 2008 resulting in a Net Asset Value per unit of $3,094.593 as of September 30, 2008.

September was one of the most unstable and volatile periods in the history of the U.S. financial markets. During the month, the world's credit markets virtually seized up, commodity prices plunged, some major stock indices declined by more than 10 percent, while some of the largest U.S. financial institutions were pushed to extinction. High volatility across most market sectors was a manifestation of investor fears and anxiety. The lingering but still powerful effect of the housing and sub-prime credit crisis continued to wreak havoc on Wall Street, while at the same time generating social and political acrimony across the U.S. as the nation debated the cost and merit of the government's policy response. Amidst this backdrop, the Fund thrived while generating a double-digit return for the month.

September continued a period of instability and fear in the market as more evidence of an extended financial crisis was presented. In following the ongoing crisis it is evident that we are living through what will be a historical reference point in worldwide economic theory and financial market structure. These uncertain times and the inability for anyone to accurately predict what will be presented as a remedy and its impact on the markets serves to strengthen our resolve that JWH's trend following approach has and will continue to be an integral investment alternative for all portfolios. We are pleased with the way the Fund was able to navigate these difficult markets during September.

Offering Memorandum

The Fund's offering documents have been updated. Therefore at this time, we can accept new subscriptions. ANY SUBSCRIPTION MUST BE ON
THE NEW MATERIAL DATED JUNE 1, 2008.
Copies of the offering materials and subscription pages can be requested from Tina at fundadministration@everestasset.com or by calling her 800-211-817. The deadline for new or additional subscriptions is October 30, 2008, for an effective starting date of November 1, 2008.



Redemptions

The policy for Class A redemptions from the Fund is as follows stated on page 26 Transferability and Redemption and SAI: Exhibit B page
B-1 of the June 1, 2008 offering memorandum: A letter received by the General Partner at least fifteen (15) days, or such lesser period as shall be acceptable to the General Partner, in advance of the requested effective date of redemption.


During the reporting period, fiscal quarter ended September 30, 2008, additional Units sold consisted of 406.73 limited partnershipUnits;

Additional Units sold during the period represented a total of $1,096,049. Investors redeemed a total of 358.33 Units during the period and the General Partner redeemed zero Units. At the end of the period there were 5,221.095 Units outstanding (including zero Units owned by the General Partner).

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

July 2007

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


August 2007

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


September 2007

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

April 2008

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


May 2008

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


June 2008

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

April 2007

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


May 2007

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


June 2007

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

The Partnership continued to employ John W. Henry & Company, Inc.  s
(JWH) GlobalAnalytics Family of Programs.


January 2008

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


February 2008

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


March 2008

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


January 2007

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


February 2007

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


March 2007

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


Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the amended Form 10K/A of the Partnership dated September 16, 2008.


Item 4.			Controls and Procedures

The Company s management, including the President, based on it s evaluation of the Company's disclosure controls and procedures as of the end of this reporting period, September 30, 2008, have concluded that they are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.


      Revisions of Controls and Procedures from the Form 10K/A of the Partnership dated September 16, 2008


Explanation note


The 10K filing was incomplete due to a miscommunication between Everest's attorneys and Everest. Management performed the evaluation of internal control over financial reporting but failed to complete it's report. Disclosure controls and procedures were ineffective as the end of 2007. We are herein revising our disclosures.


Item 9A.	Controls and Procedures

The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable
(not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2007,the General Partner's principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures were not effective.


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


Internal control over financial reporting at the Everest Fund, L.P.is a process designed and supervised by the issuer's principal executive Peter Lamoureux, and effected by the issuer's board of directors, management and other personnel,to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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


                      Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

A. The Partnership was a creditor of RCM in the bankruptcy case filed in the United States Bankruptcy Court, Southern District of New York, captioned In re Refco Inc., et al., case number 05-60006 (RDD). In December 2007, Everest Asset Management, Inc sold the remaining receivable owed to the Everest Fund, L.P. in the Refco mater. Prior to the sale we had received distributions totaling $2,761,336.98 out of our total claim of $7,482,331.66 or approximately 36.69%. The claim has been sold for an additional $1,912,484 bringing the total recovery to $4,657,751.46 or 62.25%.

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

Since that time, Everest attempted to recover what we believe to be a trading error and Trilogy counter claimed for the withheld trading fees.
Upon the advise of counsel, it is not prudent to continue the matter. Trilogy is out of business and the financial condition of the principal of the firm is such that, even in the event of an arbitration award or judgment in our favor, it is unlikely we would collect.Clients who were in the Fund in October 2000 were sent checks in June 2008. In most cases the checks are small amounts representing the client's net portion of trading fees that were withheld from Trilogy Asset Management by agreement between Trilogy
& Everest for a trading discrepancy in Trilogy's replication of the Barclay Futures Index.



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

                       None

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

                                EVEREST FUND, L.P.

Date: November 14, 2008     By:  Everest Asset Management, Inc.,
                                     its General Partner


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