Form 10-K
period 2008-12-31
EVEREST FUND L P
filed 2009-04-16
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                       FORM 10K


Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended       Commission File Number
December 31, 2008                               0-17555


                     The Everest Fund, L.P.
(Exact name of registrant as specified in its charter)


                  Iowa                    42-1318186
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)       Identification No.)

1100 North 4th Street, Suite 143, Fairfield, Iowa  52556
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

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes    No  X

State the aggregate market value of the voting and non-
voting common equity held by non-affiliates computed by
reference to the price at which the common equity was last
sold, or the average bid and asked price of such common
equity, as of the last business day of the registrant's
most recently  completed second fiscal quarter.
$15,168,875

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

The Everest Fund, L.P. (the "Partnership" or''Everest") is a limited partnership organized on June 20, 1988 under the Iowa
Uniform Limited Partnership Act.  The business of the
Partnership is the speculative trading of commodity futures contracts and other commodity interests, including forward contracts on foreign currencies (Commodity Interests) either directly or indirectly through other entities, including subsidiaries, partnerships, Partnerships or other limited liability entities, which constitute one industry segment. The Partnership commenced its trading operations on February 1, 1989. Its General Partner is Everest Asset
Management, Inc. (the "General Partner") a Delaware corporation organized in December, 1987.

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


 In 2008 the Partnership continued previously offered
Class A Units (retail shares) and charged an initial
1% Offering and Organization fee as a reduction to capital.

In 2008 the Partnership selected the JWH Global Analytics Program ( JWH GAP )as its sole trading program. As of December 31, 2008 approximately 80% of the Partnership's assets are being traded by the JWH GAP with the remaining assets not being traded, and are held in interest bearing accounts. Therefore the Partnership is underleveraged as of December 31, 2008.

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

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The General Partner may pay up to 100% of the Partnerships it receives to the selling agents as additional selling commission. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses.
Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will be approximately $140,000 annually.
Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership s operating expenses for the years 2004-2008 can be found in the table in Item 6 below.

As of December 31, 2008, the General Partner had one employee. Further, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to Capital
Management Partners, Inc. (Capital). Capital is a CFTC-regulated introducing broker, and an NFA member. Capital is also registered with the Financial Industry Regulatory
Authority, Inc. ( FINRA ) as a broker dealer.  As of
December 31, 2008, Capital had 7 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of the Partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership s business is appreciation of its assets through speculative trading in such Commodity Interests.
Financial information about the Partnership's business, as of December 31, 2008 is set forth under Items 6 and 7 herein.

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

The Partnership's Trading Account May Be Leveraged or de-levereged.
The general partner may, in its sole discretion, periodically adjust the size of the trading account with JWH by increasing or decreasing the cash, other assets or notional Partnerships allocated to it
(and thus the amount by which the Partnership's assets are leveraged). Because the trading account may be leveraged,
(i) the Partnership may incur greater risk since the Partnership may experience greater losses, as measured by a percentage of assets actually allocated to JWH, due to the notional Partnerships component; (ii) the Partnership's returns may experience greater volatility compared to the returns which the Partnership would have achieved on a non-leveraged basis; and (iii) the Partnership may receive more frequent and larger margin calls. Because the trading account may be de-leveraged, the partnership may incur smaller gains than it would if the JWH trading program had been fully allocated to.

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

Possible Effects of Other Similar Systems. Commodity trading systems, which use market data like JWH uses, are not new. If many traders follow similar systems, these systems may generate similar buy and sell orders at the same time. Depending on the liquidity of a market, this could cause difficulty in executing orders. The General Partner believes that, although there has been an increase in the number of trading systems in recent years, there also has been an increase in the overall trading volume and liquidity in the futures markets. Any increase in the proportion of Partnerships traded using trend-following systems could alter trading patterns or affect execution of trades to the detriment of the Partnership.

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

Possible Effects of Speculative Position Limits. The CFTC and U.S. exchanges have established speculative position limits. These limits control the number of net long or net short speculative futures or options (on futures) positions any person may hold or control in futures or options contracts traded on U.S. exchanges. JWH controls the commodity trading of other accounts. All positions and accounts owned or controlled by JWH and its principals are combined with the Partnership's positions established by JWH for position limit purposes. In order to avoid exceeding position limits, it is possible that JWH will have to modify its trading instructions, and that positions held by the Partnership will have to be liquidated. That could have a negative effect on the operations of the Partnership and its profitability. See, Risk Factors Increase in Amount of Partnerships Managed. In addition, all commodity accounts of the General Partner and its affiliates may also be combined with the Partnership for position limit purposes.

Increase in Amount of Partnerships Managed. JWH expects to manage additional Partnerships in the future. It is not known if managing additional Partnerships, including Partnerships raised in this offering, will have any effect on its performance or trading strategies. In many cases, the rates of return achieved by an advisor deteriorate as assets under management increase. Increases in Partnerships managed may affect the number of futures or options positions an advisor would otherwise hold for each account it manages because of speculative position limits imposed by U.S. exchanges.
There is no assurance that changes in strategies, if any, in response to increased Partnerships will be successful. There can be no guarantee that the investment results of that portion of the assets allocated to JWH will be similar to those achieved by it in the past in its other accounts.

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

Horizon Cash Management, L.L.C.  Horizon is an Investment
Advisor (IA) with Power of Attorney (POA), to manage Everest
Partnership assets on deposit at Northern Trust through investments in short term interest bearing instruments. A substantial portion of the Partnership's assets is held in an omnibus custody account on behalf of the Partnership at The Northern Trust
Company in the name of the Partnership. The Partnership has entered into an advisory contract with Horizon pursuant to which Horizon manages such assets in an attempt to maximize their yield through investment in various short-term interest bearing instruments including U.S. Treasury
Securities, U.S. Government Agencies  Securities, Bankers
Acceptances, Certificates of Deposit, Time Deposits,
Commercial Paper, Loan Participation Notes and Repurchase
Agreements  U.S. Treasury Securities and U.S. Government
Agencies Securities. As a result, the Partnership's assets managed by Horizon are subject to potential loss resulting from interest rate fluctuations and default.

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

Partnership Trading Is Not Transparent. JWH makes all of the trading decisions for the portion of the Partnership's assets allocated to it. While the General Partner receives daily trade confirmations from the commodity broker, only the monthly performance of the Partnership is reported to limited partners. Accordingly, an investment in the Partnership does not offer limited partners the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers.

Non-Correlated, Not Negatively Correlated, Performance Objective. Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand (as opposed to negative correlation, where the performance would be exactly opposite between two asset classes).
Because of this non-correlation, the Partnership cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa. The futures and forward markets are Partnershipamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Partnership's investments do not perform in a manner non-correlated with the general financial markets, or do not perform successfully, limited partners will obtain no diversification benefits by investing in the units and the Partnership may have no gains to offset their losses from other investments.

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

LIQUIDITY

Limited Ability to Liquidate Investment in Units. Limited partners cannot immediately liquidate their units. There is no market for the units and none is likely to develop.
They may, however, redeem their Class A units, without penalty, on the last day of any month on fifteen (15) days prior written notice to the General Partner or such lesser time as is acceptable to the General Partner Because of the time delay between your Class A notice to the General
Partner and the end of the month when their investment is redeemed, the value of their investment on the date of redemption may be substantially less than at the time they notify the General Partner of their request to redeem.

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

TAX AND REGULATORY ISSUES

Possibility of Taxation as a Corporation. General Partner believes that under current federal income tax law and regulations the Partnership will be classified as a partnership and not as an association taxable as a corporation. The General
Partner will not obtain a ruling from the Internal Revenue
Service (IRS) or an opinion of counsel to confirm its belief. If the Partnership is taxed as a corporation for federal income tax purposes in any taxable year, its income or losses will not be passed through to you, and the Partnership will be subject to tax on its income at the corporate tax rate. In addition, any distributions made to you could be taxable to you as dividend or capital gain income, and those distributions will not be deductible in computing taxable income.

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

Failure of Commodity Brokerage Firms. Futures commission merchants must maintain the Partnership s assets in a segregated account. If the Partnership's futures clearing broker Newedge becomes bankrupt, the Partnership could lose money. In addition, even if Newedge adequately segregates the assets of the Partnership, the Partnership may be able to recover only a pro rata share of the property available for distribution to all of Newedge's customers.

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

Absence of Regulation Applicable to Investment Companies.
The Partnership is not registered as an investment company or mutual Partnership. Therefore, the SEC does not regulate it under the Investment Company Act of 1940 (the 1940 Act). Although the Partnership has the right to invest in securities, limited partners are not protected by the 1940
Act. The General Partner is, however, registered with the CFTC as commodity pool operator (CPO), JWH is registered with the CFTC as a CTA and Newedge Financial Inc. is registered with the CFTC as a futures commission merchant
(FCM).

Item 1B. N/A

Item 2.	Properties

The Partnership does not utilize any physical properties in the conduct of its business. The General Partner uses its offices to perform its administrative functions.


The address of the General Partner and the Partnership is 1100 North 4th Street, Suite 143, Fairfield, Iowa 52556, and the telephone number at such location is (641) 472-
5500.



Item 3.	Legal Proceedings

   Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.


In October 2000, there was a discrepancy between the performance of the Barclay Futures Index Program (BFIP) as traded for the Partnership and the Barclay Futures Index
(BFI). The General Partner believes that certain transactions executed by Trilogy Capital Management, LLC, (a Delaware corporation, CFTC registered CTA and NFA member) were not executed in accordance with the provisions of BFIP and demanded that Trilogy reimburse the Partnership for losses.
The general Partner does not believe at this time that any of the losses will be recovered. The general Partner has negotiated a settlement with Mr. Alan R.Kaufman, President and principle of Trilogy, that would free the General Partner to distribute the withheld fees to the Limited Partners who were in the Partnership in October 2000. This matter was brought to a conclusion in the 1st quarter of 2008, and checks were sent to all investors who were in the Partnership in October 2000 representing their pro rata share of the withheld fees that remained in the account.

Item 4.	Submission of Matters to a Vote of Security
Holders                None
                             PART II

Item 5.	Market for Registrant s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity
Securities.

        (a) There is no established public market for the Units and none is expected to develop.

        (b) As of December 31, 2008, there were 4,940.650 Class A Units held by Limited Partners. A total of 1,173.08 Class A units were purchased by Limited Partners during 2008. A total of 1,026.04 Units were redeemed by Class A Limited Partners during 2008.




RECENT SALES OF UNREGISTERED SECURITIES IN 2008 A UNITS

  2008                       1st quarter   2nd quarter   3rd quarter   4th quarter

Units Sold                       0           752.77        406.73         13.57

Value of Units Sold              0         $ 2,178,218    $1,096,049     $82,743


SALES OF SECURITIES IN 2007 A UNITS

  2007                       1st quarter   2nd quarter     3rd quarter    4th quarter
Units Sold                     25.51          0               0                0

Value of Units Sold          $50,000          0               0                0


1% of the proceeds from the above sales were used to pay the Partnership's Organization and Offering charge. The remaining 99% was invested in the Partnership.

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

 Item 6.	Selected Financial Data

                                2004        2005        2006        2007       2008
                               -------      -------     -------    -------    -----
                                         (In thousands, except amounts per Unit)
1. Net trading Gain*            $5,098      $165      $-1,117       $2,438     $9,192
2. Interest and other income    $461        $988      $940          $2,323     $453
3. Expenses                     $2,632      $2,466    $6,089        $995       $2,849
4. Net Income                    2,466      -2,302    -7,206        3,766       6,796
5. Income (Loss)
   Per Unit: A Shares           175.60      -193.95   -321.57       522.26    1,348.35
             I Shares           365.10      -122.38   -270.57       630.86        0.00
            AA Shares             0.00        -7.77   -1,342.5      2,703.69      0.00
            II Shares             0.00        -8.08   -1,396.40     2,812.13      0.00
6. Total Assets                 37,126       33,192   19,769        11,976      19,945
7. Long Term Obligations          0            0        0                0          0
8. Cash Dividend per Unit         0            0        0                0          0
9. Total partners capital       36,309       32,539    18,711       11,693      18,713
10. Increase/decrease in NAV     2,848       -3,770   -13,828       -7,018       7,020

* Certain prior year amounts have been reclassified to conform to the current year presentation.




Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Liquidity and Capital Resources


We receive our capital resources from investor's contributions.

Net Asset Value of an interest is defined in the Partnership
Agreement to mean the Net Assets allocated to the capital account represented by such interest on the date of calculation and includes that interest's pro-rata share of all assets attributable to that Class of units less all liabilities attributable to that Class of units determined in accordance with the principles specified in the Partnership Agreement or, where no principle is specified, in accordance with U.S. generally accepted accounting principles consistently applied under the accrual basis of accounting

Past performance is not necessarily indicative of future results.
An investment in the partnership is speculative and involves a substantial Risk of loss.

Off-Balance Sheet Risk

The term''off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Partnership, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Partnership at the same time, and if the commodity trading advisors were unable to offset futures interest positions of the Partnership, the Partnership could lose all of its assets and the Limited Partners would realize a 100% loss. Everest Asset Management, Inc., the General Partner, minimizes market risk through diversification of the portfolio allocations to JWH, which in turn trades a diversified portfolio, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures and forward contracts there is a risk that the counterparty will not be able to meet its obligations to the Partnership. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange.
In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, which are traded on the inter-bank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty risk. Everest Asset Management, Inc.
utilizes only those counterparties that it believes to be creditworthy for the Partnership. All positions of the Partnership are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Partnership.

The Partnership will utilize high grade short-term commercial paper, which is an unsecured, short-term debt instrument issued by a corporation with maturities rarely longer than 365 days. Commercial paper is not usually backed by any form of collateral, so only firms with high-quality debt rating will be used. As commercial paper is not backed by the full faith and credit of the U.S. Government, if the issuing corporation defaults on their obligations to the Partnership, the Partnership bears the risk of loss of the amount expected to be received.

The Partnership has no Contractual Obligations.

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

For the year ended December 31, 2008, Limited Partners
redeemed a total of 1,026.04 Class A Units for $3,099,704.
..
During 2008, investors purchased 1,173.08 Class A Units for $3,356,910.


The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions.


See Footnote 4 of the 2008 Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of the Partnership reviews on a daily basis reports of the performance of the Partnership, including monitoring the daily net asset value of the Partnership. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity
Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General
Partner with assurance that the Partnership, will not suffer trading losses through the Commodity Broker.



Results of Operations

Calendar Year 2008


At December 31, 2008 the Partnership had approximately
$18.7 million in Class A assets .The JWH allocation was approximately $ 14.7 million. The balance was being held in interest-bearing accounts in anticipation of future allocations to JWH or other traders.

The Partnership recorded a gain of $6,796,320 or $1,348.35 per Class A unit, for the year 2008. That represents a gain of 55.28% for the year.


The Partnership continued to employ John W. Henry &
Company, Inc.  s (JWH) GlobalAnalyticsR Family of Programs.


Class A Units were positive 8.62% in January 2008 resulting in a Net Asset Value per unit of $2,649.47 as of January 31, 2008.

The Partnership experienced strong positive performance for the month of January.Fear returned to the markets as the December holiday season proved to be just a brief respite from the turbulence of last quarter. An important shift in the markets focus seemed to be emerging at the start of 2008.Last year the global economy was relatively strong. The market consternation was idiosyncratic and related to specific issues affecting the housing and credit markets in the U.S. In January, the concern was more generalized, as the market began to adjust for the possibility of a U.S. recession and a significant slowdown in global growth.

The Partnership was able to provide clients with a strong positive, uncorrelated return during a difficult month for traditional investments.


Class A Units were positive 10.18% in February 2008 resulting in a Net Asset Value per unit of $2,919.21 as of February 28, 2009.

Trading performance for the Partnership in February was exceptional. The data released during the month continues to point to a weakening in the U.S. economy. As the severity of the credit crisis and its ramifications become more apparent, numerous remedies have been enacted or proposed. Pessimism about the deteriorating state of the economy was often met with optimism about the prospects of official forms of economic stimulus, creating an interesting trading dynamic during the month. Some sectors were confined to broad ranges, while others experienced explosive moves.
The Partnership benefited from historic movement in the price of many commodities as energies, grains, metals and soft commodities all contributed positively to the Partnerships performance.

As global demand pushed commodity prices to historic levels, the commodity markets generated the majority of the Partnerships February returns. While all commodity sectors were profitable, the greatest profits came from the agriculture markets, particularly from grains and soft commodities.

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

Performance from the metals sector was positive for the month.
Februarys return continued the strong performance for the Partnership since September of 2007 with six consecutive positive months, four of which returned in excess of 10 percent.
The Partnership benefited from powerful moves in the commodity markets and also benefited from strong performance from many other parts of the portfolio.

Class A Units were positive 0.36% in March 2008 resulting in a Net Asset Value per unit of $2,929.86 as of March 31, 2008.


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

While the month contained significant reversals in some trends that resulted in performance finishing March below the inter-month peak, the Partnership was pleased with the continued positive results for the month and the quarter. JWH models performed as expected, given the volatile price action across multiple market sectors.


Class A Units were negative 5.45 % in April 2008 resulting in a Net Asset Value per unit of $ 2,770.30 as of April 30, 2008.

The Partnership's performance was negative in April as many of the long-term trends that have contributed to the positive year-to-date performance were interrupted or came to an end. In retrospect, the actions taken by the Federal Reserve Board(the Fed) in the second half of March to bail out Bear Stearns and add liquidity to the financial system marked an intermediate turning point in many markets. As volatility subsided and sentiment improved into April, long held positions were unwound.
The performance of the Partnership during the month was attributable to widespread trend reversals in most market sectors, including positions in global equity indices, interest rates, currencies, and precious metals. Performance in agricultural commodities was mixed for the month. Price action was relatively tame when compared to the extreme volatility of the first quarter. The Partnership's performance in the energy sector was positive in April. Crude oil continued its march higher bolstered by the positive Partnershipament backdrop of strong demand and tight supplies, which advanced crude oil prices more than 12 percent for the month.

While the performance of the Partnership was negative in April, it was not unusual given the significant moves of the last 7 months. Positive performance from the energy sector served to partially offset significant reversals in most of the financial markets during April.


Class A Units were positive 4.45% in May 2008 resulting in a Net Asset Value per unit of $2,893.59 as of May 31, 2008.

The Partnership bounced back in May to produce positive performance for the month.The majority of the markets traded were relatively quiet and directionless with the exception of the energy sector which was the main driver of monthly trading profits. In the most notable market activity, crude traded above $135 per barrel, gasoline topped $4.00 at the pump in the U.S. and natural gas rallied more than 11 percent during the month. The Partnership's trading in energies was profitable and accounted for a majority of the Partnership's gains for the month.

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

Overall, the Partnership is pleased with the positive performance achieved in May. The portfolio's diversification and balance provided the Partnership the ability to minimize losses in sectors that are not trending while capitalizing on markets that are trending which is the foundation of the Partnership's trend following philosophy.


Class A Units were positive 1.34 % in June 2008 resulting in a Net Asset Value per unit of $2,932.49 as of June 30, 2008.

The Partnership was positive in June marking the ninth month in the past ten of positive performance. The majority of the gains for the Partnership came from the commodity markets where the global demand for energy continues to push prices higher at the same time major flooding in the Midwest was impacting the outlook for the future supply of grain. The Partnership's long-term perspective has allowed it to continue to benefit from the extended bull market in commodities even as the currency and bond portions of the Partnership struggle to find clear trends amidst a seemingly ever changing outlook for both growth and inflation.

June's market headlines were dramatic and spoke to the very real issues of declining global stock markets, floods, strains in the financial system and a global energy crisis. The long running trends in commodity prices once again generated gains for the Partnership while the turmoil in the world economy had the effect of disrupting price action in the financial markets which created challenges for other parts of the Partnership's portfolio.

Class A Units were negative 14.06% in July 2008 resulting in a Net Asset Value per unit of $2,520.23 as of July 31, 2008.

July was a difficult month for the Partnership as many global markets experienced abrupt reversals in trend. The Partnership experienced losses in every market sector it trades. The largest losses came from the interest rate sector as the markets struggled to find direction amidst the conflicting effects of both inflationary and deflationary forces. Losses were also incurred in the energy sector resulting from dramatic falls in the price of both natural gas and crude oil during the month. The weakness in the energy markets spilled into other commodity markets possibly as a function of asset allocation shifts out of commodities in general. Trading in currencies was also unprofitable as the dollar responded to the headlines of the month in a manner similar to the global bond market.

The combination of abrupt price reversals in many major market sectors and the absence of sustained trends made it a difficult environment for products employing a long-term trend following strategy.


Class A Units were positive 7.47% in August 2008 resulting in a Net Asset Value per unit of $2,708.54 as of August 31, 2008.

The Partnership's performance was positive for the month of August. A number of major market moves that began last month and contributed negatively to July's performance followed through in August to serve as a major source of the Partnership's returns as the portfolio shifted to reflect new trends in energy, metals and the U.S. dollar.

The Partnership's repositioning after the sharp reversals experienced in many markets sectors last month led to the significant recovery in August. The market action and intensity was varied throughout the many sectors traded as commodities and currencies experienced sharp moves and increased volatility while other major market sectors, including equities and bonds, traded quietly through the turmoil. The JWH GlobalAnalytics program ability to utilize multiple position signals that vary timing from very short-term to very long-term allowed for a quick recovery of a good portion of July's losses.


Class A Units were positive 14.25 % in September 2008 resulting in a Net Asset Value per unit of $3,094.59 as of September 30, 2008.

September was one of the most unstable and volatile periods in the history of the U.S. financial markets. During the month, the world's credit markets virtually seized up, commodity prices plunged, some major stock indices declined by more than 10 percent, while some of the largest U.S. financial institutions were pushed to extinction. High volatility across most market sectors was a manifestation of investor fears and anxiety. The lingering but still powerful effect of the housing and sub-prime credit crisis continued to wreak havoc on Wall Street, while at the same time generating social and political acrimony across the U.S. as the nation debated the cost and merit of the government's policy response. Amidst this backdrop, the Partnership thrived while generating a double-digit return for the month.



Class A Units were a positive 13.62% in October 2008 resulting in a Net Asset Value of $3,516.01 as of October 31, 2008.

The Partnership's performance was exceptionally strong in October. The Partnership gained in excess of 13 percent for the month and was able to navigate through extreme volatility and capitalize on market moves of historic proportions. Continued weakness in the credit markets and a global decline in equity prices were themes that have been in place for much of the summer.

Currency trading was positive during the month as the foreign exchange markets were roiled by the worldwide financial crisis.
The dollar, reasserting its status as the world's reserve currency, strengthened appreciably as investors sought a haven from plunging emerging market stocks, bonds and currencies. Arguably, the center of the storm shifted from the credit markets to the equity markets during October as stock prices across the globe reeled amidst unprecedented volatility. The Partnership's positions in European, Japanese and U.S. equity index futures were all profitable in October. Trading in interest rates was slightly unprofitable in October. The multitude of cross currents that passed through the markets during the month affected interest rate trends and led to mixed performance in specific markets across this part of the Partnership's portfolio. The Partnership's trading in commodities in general was profitable in October as many markets suffered record declines. In addition to poor returns and credit concerns, investors in long-only commodity indices may be further disheartened by the rise in commodity correlation with other assets and their failure to provide much needed diversification.
The energy markets in particular made significant contributions to the Partnership's performance for the second month running as the prices of energy of all kinds continue to freefall. The benchmark crude oil contract dropped 36 percent during the month.
Energies were the best performing sector for the Partnership with all positions producing positive performance.

Trading in the precious metals markets was mixed in October.
The Partnership's trading in gold was slightly unprofitable during the month. Silver on the other hand did produce profits for the Partnership during October as it fell along with other commodities, unabated by any safe haven flows. Agricultural markets, like most commodities, also declined in October while generating profits for the Partnership.


Class A Units were a positive 4.53% in November 2008 resulting in a Net Asset Value of $3,675.46 as of November
30, 2008.

The Partnership's run of strong performance continued in November as many of the themes that were behind the Partnership's outstanding October results remain in place. Most trading sectors contributed positively to performance during the month as the global economy and world markets remained under pressure.
In November, interest rates were the best-performing sector for the month as the market began to price in the next phase of the "less conventional" Federal Reserve Board (the Fed) policy.
Currency trading continued to contribute to the positive returns with positions in the Japanese yen among the most profitable in the group. The metals sector was the only unprofitable sector as precious metals traded in an uneven fashion during the month. Class A Units were a positive 3.05% in December 2008 resulting in a Net Asset Value of $3,787.64 as of December
31, 2008.

The performance of the Partnership was positive during this period, even as certain long-running trends came to an end or were correcting. The interest rate sector was the best-performing element of the portfolio this month and was responsible for more than half of the Partnership's gain. Trading in the currency sector was slightly profitable. A continuation in the trend toward a stronger Japanese yen was positive for the Partnership as well as the continued decline in the value of the British pound. Trading in the energy sector was also profitable as crude oil continued its fall for most of the month. Trading performance from the metals sector was relatively tame in December with small gains attributable to profits from positions in precious metals. Erratic price action in gold and silver for an extended period of time left the Partnership with underweighted positions or on the sideline for much of the month.
Trading in agricultural commodities was not noteworthy.


Calendar Year 2007

At December 31, 2007 the Partnership had approximately
$11.7 million in Class A assets and no Class I assets. The
JWH allocation was approximately $7.7 million. The balance was being held in interest-bearing accounts in anticipation of future allocations to JWH or other traders.

The Partnership recorded a gain of $1,997,816 or $522.26 per Class A unit, for the year 2007. That represents a gain of 27.24% for the year. The Partnership recorded a gain of $630.86 per Class I Unit, which represents a gain of 30.46% through November 30, 2007 when all Class I shares were redeemed, and the share class was closed out.

3 months ended March 31, 2007

The Partnership recorded a loss of $1,723,314 or $214.58 per Unit of Class A Units ( $216.69 for Class I Units, a gain of $1.43 for Class AA Units and a gain of $1.49 for Class II Units ) for the fiscal quarter ended March 31, 2007.
This compares to a loss of $ 767,181 or $70.29 per Unit of Class A Units ($55.42 for Class I Units, a gain of
$2.03 for Class AA Units and a gain of $2.11 for Class II
Units) for the fiscal quarter ended March 31, 2006. The quarter ended March 31, 2007 showed a loss of 11.19%
(total return) for the Class A Units of the Partnership ( 10.46% for the Class I Units, a gain of 0.14% for Class AA Units and a gain of 0.14% for Class II Units).

The Partnership continued to employ John W. Henry &
Company, Inc.  s (JWH) GlobalAnalyticsR Family of Programs.


Class A Units were positive 1.24% in January 2007 resulting in a Net Asset Value per unit of $ 1,940.87 as of January 31, 2007.

Class I Units were positive 1.51% resulting in a Net Asset
Value of $2,102.21 as of January 31, 2007.

The Partnership's performance was positive for the month of January.
The interest rate sector led performance with strong gains as the program s systematic trend following approach enabled it to profit from a weakening trend in European and U.S. fixed income markets. The Partnership's disciplined systematic investment style was able to profit despite short-term market moving events that caused spikes in volatility resulting in strong reversals. This type of activity diminished the Partnerships returns as the currency sector experienced losses due to a continuation of the reversal in the U.S. dollar's weakening trend (which started in December) against major European currencies.



Class A Units were negative 4.77% in February 2007 resulting in a Net Asset Value per unit of $1,848.37 as of February 28, 2007.

Class I Units were negative 4.50% resulting in a Net Asset Value of $2,007.54 as of February 28, 2007.

The Partnership's performance was negative for the month of February. This negative performance was a direct result of the explosion in volatility accompanying the last week of the month. Trading up to that point was positive for the month, but the events of the week reverberated throughout global markets and reversed what few trends had been evident earlier in the month. The events were primarily portrayed in the U.S. media as a stock market decline, but the issues were far broader than that. Whether pundits cared to lay the blame on the Chinese stock market or the trouble in the sub-prime loan sector, global markets awoke to a measure of short-term volatility not seen for many months which was not confined simply to the equities markets. As an example, the gold market hovered around the high $690s, a level not seen since May of last year. Similarly, the wheat, corn and soybean markets were hitting full-year highs as the last week of February opened. All of these markets suffered sharp declines during the last week, which translated to losses for the Partnership.

Class A Units were negative 7.89% in March 2007 resulting in a Net Asset Value per unit of $1,702.45 as of March 31, 2007.

Class I Units were negative 7.63% resulting in a Net Asset
Value per unit of $1,854.33 as of March 31, 2007.

The Partnership experienced losses in March as the explosion in volatility that occurred at the end of February continued into early March. On February 27th, the largest drop in China's stock market in a decade and the global sell-off that followed seemed to shift market sentiment towards fears about the slowdown in the U.S. housing market and the overall health of the U.S. economy.

Update on the RCM recovery effort

Second Refco Distribution (Not applicable to investors who came into the Partnership after October 2005).

On March 29 2007, The Everest Partnership, L.P. received the second in a series of anticipated distributions in the Refco matter in the amount of $368,878.96. Of the approximately $7,500,000
that became inaccessible in October 2005, the Partnership has now received $1,743,404.47. That represented an amount equal to
approximately 23% of the frozen assets.   The Partnership
increased the Class A units for each investor in the Partnership by their pro rata share of the distribution. Checks were mailed for the benefit of any investors who had redeemed.


3 months ended June 30, 2007

The Partnership recorded a gain of $ 1,255,628 or $195.27 per Unit of Class A Units ($ 228.44 for Class I Units, a loss of $8.39 for Class AA Units and a loss of $8.72 for Class II Units) for the fiscal quarter ended June 30, 2007. This compares to a loss of $420,650 or $77.87 per Unit of Class A Units ($64.19 for Class I Units, .80 for Class AA Units and .84 for Class II Units) for the fiscal quarter ended June 30, 2006. The quarter ended
June 30, 2007 showed a gain of 11.47%( total return) for the Class A Units of the Partnership (12.32% for the Class I Units, -0.83% for Class AA Units and -0.83% for Class II Units).


Class A Units were negative  -0.06 % in April 2007
resulting in a Net Asset Value per unit of $ 1,701.514 as of April 30, 2007.

Class I Units were positive 0.21 % resulting in a Net Asset
Value per unit of $1,858.17  as of April 30, 2007.

The Partnership's performance was essentially even for the month of April.The Partnership's disciplined systematic trading approach took advantage of opportunities that emerged as global financial markets recovered from the explosion in volatility that occurred at the end of February and continued into March. The temporary dislocation of the financial markets appears to have laid the foundation for a major shift in trends. The currency, indices and agriculture sectors all achieved gains as various components of each sector developed and sustained profitable trends. The currency sector was the Partnership's best performer as various previously range-bound currencies set historic highs and lows.

      Trading Allocation

At the end of May 2007 the Partnership redeemed it's allocation to the World Wide Bond Program and is invested 100% in the Global Analytics Program (JWH GAP).

Class A Units were positive 0.60 % in May 2007 resulting in a Net Asset Value per unit of $1,711.64 as of May 31, 2007.

Class I Units were positive 0.86% resulting in a Net Asset
Value per unit of $1,874.11  as of May 31, 2007.

The Partnership's performance was positive for the month of May. The interest rate sector drove performance with strong gains as the Partnership's disciplined systematic trend-following approach enabled it to profit from falling bond markets in the U.S. and Europe. The stock indices sector also added to positive performance as better-than-expected earnings and stronger-than-expected economic growth sent equity indexes across the globe to new highs. The currency sector was slightly positive for the month also as the dollar strengthened against the Japanese yen.

Class A Units were positive 10.87 % in June 2007 resulting in a Net Asset Value per unit of $1,897.72 as of June 30, 2007.

Class I Units were positive 11.13 % resulting in a Net
Asset Value per unit of $2,082.77  as of June 30, 2007.

The Partnership's performance was positive for the month of June.
Despite potentially market-dislocating events, including terrorism incidents in the United Kingdom and the sub prime mortgage problems in the United States, the Partnership was able to profit as its long-term trend-following approach excelled, holding profitable positions through the market turmoil. The Partnership s systematic approach has profited over the past few months since the equity induced dislocation of financial markets that occurred towards the end of the 1st quarter, which we suggested might be a precursor for a major shift in market trends.


Update on the RCM recovery efforts (For those investors in the Partnership in October 2005)

On June 28th, 2007 Everest received a third distribution
From Refco in the amount of $668,172.21. That amount was equal to approximately 9 cents on the dollar of the original amount that was frozen in October 2005. This, in addition to the other distributions, brought the recovery to approximately
32 cents on the dollar as of the end of June 2007.
The Partnership increased the Class A units for each investor in the Partnership by their pro rata share of the distribution. Checks were mailed for the benefit of any investors who have redeemed.


3 months ended September 30, 2007


 The Partnership recorded a gain of $453,710 or $ 82.25
per Unit of Class A Units $107.27 (for Class I Units, loss
of $7.51  for Class AA Units and loss of $7.81 for Class
 II Units) for the fiscal quarter ended September 30, 2007. This compares to a loss of $ 4,750,979or $(26.08) per
Unit of Class A Units $(10.28) for Class I Units),
$1,340.82 for Class AA Units and $1,394.52 for Class II
Units for the fiscal quarter ended September 30, 2006.
 The   quarter ended September 30, 2007 showed a gain
of 4.33%( total return) for the Class A Units of the Partnership (a gain of 5.15% for the Class I Units, a loss of 0.75% for Class AA Units and a loss of 0.75% for Class II Units).


Class A Units were negative 1.78% in July 2007 resulting in a Net Asset Value per unit of $1,863.90 as of July 31, 2007.

Class I Units were negative 1.52% resulting in a Net Asset
Value of $2,051.12 as of July 31, 2007.

After a positive 10.87 performance in June, the Partnership declined in July as many of the financial market trends that contributed to the Partnership's second quarter gains were significantly disrupted or ended during the month. Although the Partnership was down for the month, JWH gave back less of the June gains than many of their peers in the managed futures industry. Some of the largest managers in the industry had losses greater than 10% in July, and even large Partnerships with multiple advisors had similar declines.


Clearing Broker News

The Partnerships futures clearing broker, Calyon Financial, Inc.
 announced plans to merge with the clearing broker
Fimat, a subsidiary of Societe Generale. The Merger will create a new firm to be known as Newedge and should be completed sometime in the 1st quarter of 2008.

Class A Units were negative 8.25% in August 2007 resulting in a Net Asset Value per unit of $1,710.05 as of August 31, 2007.

Class I Units were negative 7.99% resulting in a Net Asset
Value of $1,887.20 as of August 31, 2007.

Partnership's performance was impacted as the crisis that began in the sub-prime mortgage market continued spreading globally, undermining demand for corporate bonds, equities and commercial paper.The spread of the U.S. contagion produced short-lived, sharp and unusually well correlated spikes in volatility throughout global financial markets.
As a result, the Partnership s long-term diversified trend-following methodology suffered losses as the market dislocations forced the exiting of positions.


Auditors

Spicer Jeffries LLP ceased to serve the Partnership as accountants effective September 17, 2007. The Sarbanes-
Oxley Act of 2002 has mandatory rules on partner rotation
 in order for auditors to be considered independent, and those rules have forced this decision.


Class A Units were positive 15.78 % in September 2007 resulting in a Net Asset Value per unit of $1,979.97 as of September 30, 2007.

Class I Units were positive 16.05% resulting in a Net Asset
Value of $2,190.04 as of September 30, 2007.

The Partnership posted significant gains in excess of 15% for the month of September as the U.S. Federal Reserve Board
(the Fed) cut its benchmark rate on September 18th by 50 basis points to 4.75 percent in an attempt to shore up an economy threatened by a housing recession. The rate cut sparked concerns about inflation as some investors bought commoditiesto hedge against rising consumer prices. The falling U.S. dollar made raw materials priced in dollars cheaper for buyers holding foreign currencies.The Partnership gained for a second quarter in a row, as its systematic trend-following approach capitalized on the dollar's plunge and also benefited from the enhanced appeal of energies, grains and precious metals.

The agriculture sector was the Partnership s strongest performer for the month as the slumping dollar, which enhanced the appeal of grains as an inflation hedge, and a global grain shortfall drove wheat and soybean prices to record highs.
The currency sector was positive for the month as the U.S.
dollar hit record lows in the wake of the larger-than-expected interest rate cut by the Fed.

Refco Distribution (For those investors in the Partnership in October 2005)

On September 20, 2007 Everest received another
Distribution from Refco in the amount of $342,699.06.
That amount was equal to approximately 4.55 cents on the dollar of the original amount that was frozen in October 2005. This, in addition to the other distributions, brought the recovery to approximately 36.55 cents on the dollar so far. The Partnership increased the Class A units for each investor in the Partnership by their pro rata share of the distribution. Checks were mailed for the benefit of any investors who had redeemed. These changes did not apply those who have come into the Partnership after October 2005.


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


3 months ended December 31, 2007


The Partnership recorded a gain of $3,779,436 or $459.32
per Unit of Class A Units ($   $511.84 for Class I Units),
$2,718.15 for Class AA Units and $2,827.17 for Class II
Units) for the fiscal quarter ended December 31, 2007. This compares to a loss of $1,267,541 or $146.82 per Unit of Class A Units ($140.68 for Class I Units), $3.03 for Class
AA Units and $3.15 for Class II Units) for the fiscal quarter ended December 31, 2006.

Class A Units were a positive 8.19% in October 2007 resulting in a Net Asset Value of $2,142.08.

Class I Units were a positive 8.45% resulting in a Net
Asset Value of $2,375.10 as of October 31, 2007.

The Partnership's performance was positive for the month of October. Apprehension returned to the financial markets resulting from speculation that credit market losses could potentially further hurt the broader U.S. economy. The resulting increase in market volatility benefited the Partnership's disciplined, long-term systematic trading approach as energy and metals markets surged as the dollar continued its plunge and as the Federal Reserve Board (the Fed) lowered its benchmark rate by 25 basis points to 4.5 percent in the hopes of keeping the U.S. economy from stalling.

The energy sector was the Partnership's strongest performer for the month as crude oil led petroleum products higher.
The metals and stock indices sectors were both positive for the month after the economy expanded more-than-forecasted and the Fed cut its benchmark rate. U.S. stocks rose for the third straight month and gold reached its highest price in 27 years.

Class A Units showed a gain of 13.50% in November 2007 resulting in a Net Asset Value of $2,431.19. The year-to-date return for 2007 was +26.82% for the Class A Units.


The interest rate sector was the Partnership's best performer in November as global interest rates continued their move lower. The decline in interest rates in November had an impact on currency exchange rates. The dollar dropped precipitously against a number of the world's major currencies. The sharp decline in the value of the dollar against some of the world's major currencies impacted other markets and contributed to profits in other sectors of the portfolio.


Auditors

The Partnership has selected the Chicago firm of Ryan & Juraska,
Certified Public Accountants (R&J), to conduct the 2007 audit and tax work. R&J specialize in Broker-Dealers, Commodity Pool Operators, Commodity Trading Advisors and
Hedge Partnerships.



Class A Units showed a gain of 0.33% in December 2007, resulting in a Net Asset Value of $2,439.29. The year-to-date return for 2007 was +27.24% for the Class A Units.

Everest held on to its investment with JWH while two of the nation's top 5 broker-dealers either pulled out of all JWH investments (Merrill Lynch) or issued a sell signal for JWH managed Partnerships with a white paper to back up their conclusions. Although I understand their frustration, the fact is that each of these firms acted at almost the exact bottom of JWH's performance cycle for our Partnership, recommending a pull out at almost the exact wrong time.
Long term trend following requires a lot of patience. We appreciate the discipline of every investor and broker who has remained with the Partnership, and we are making efforts to create a better investor experience.


Refco


            On December 14, 2007 Partnership received
$1,912,484 upon the sale of the remaining Refco receivable. This brought the recovery from 36.69 cents on the dollar to
62.25 cents on the dollar and ended the Refco recovery effort. The Partnership increased the class A units for each investor in the Partnership by their pro-rate share, and mailed checks for the benefit of those who have redeemed. These changes did not apply those who have come into the Partnership after October 2005.


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

See Footnote 7 of the Financial Statements for 2007 procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Footnote 7, the General
Partner reviews on a daily basis reports of the Partnership's performance, including monitoring of the daily net asset value of the Partnership. The General
Partner also reviews the financial situation of the Partnership's Clearing Broker on a monthly basis. The
General Partner relies on the policies of the Clearing
Broker to monitor specific credit risks.  The Clearing
Broker does not engage in proprietary trading and thus has no direct market exposure, which provides the General
Partner assurance that the Partnership will not suffer trading losses through the Clearing Broker.

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


Calendar Year 2006

At December 31, 2006 the Partnership had approximately
$14.8 million in Class A assets and approximately $1.9 million in Class I assets. The JWH allocation was approximately $18.0 million which includes $ 1.3 million of notional Partnershiping.

The Partnership recorded a loss of $7,206,352 or $321.07 per Class A unit, for the year 2006. That represents a loss of 14.35% for the year. The Partnership recorded a loss of $270.57 per Class I Unit, which represents a loss of 11.56% for the year.

First Quarter 2006

The Partnership recorded a loss of $767,181 or $70.29 per Unit of Class A Units ($55.42 for Class I Units, $2.03 for
Class AA Units and $2.11 for Class II Units) for the fiscal quarter ended March 31, 2006. This compares to a loss of $3,249,420 or $218.23 per Unit of Class A Units ($202.84
for Class I Units) for the fiscal quarter ended March 31, 2005. The quarter ended March 31, 2006 showed a loss of 3.14% (total return) for the Class A Units of the Partnership (-
2.37% for the Class I Units, 0.09% for Class AA Units and
0.09% for Class II Units).


The Partnership continued to employ John W. Henry &

Company, Inc.'s (JWH) GlobalAnalyticsR Family of Programs,
Worldwide Bond Program and Currency Strategic Allocation
Program.

Class A Units were negative 2.71% in January 2006 resulting in a Net Asset Value per unit of $2,177.48 as of January
31, 2006.

Class I Units were negative 2.45% resulting in a Net Asset
Value of $2,284.32 as of January 31, 2006.



Update on the RCM recovery efforts

The Official Committee of Creditors in the Refco case posted a website for information and updates. It has a summary of events in October, November and December 05; a calendar of events for January and February of 06; a bankruptcy basics primer; FAQs; and a section to ask questions. The site is at: www.refcocommittee.com.

Everest Asset Management, Inc. remained
available to answer any questions specific to the Everest
Partnership. The Partnership's offering documents were updated and the Partnership received new investments in January and February.

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


Second Quarter 2006

The Partnership recorded a loss of $420,650 or $77.87 per Unit of Class A Units ($64.19 for Class I Units, $0.80 for Class AA Units and $0.84 for Class II Units) for the fiscal quarter ended June 30, 2006. This compares to a gain of $1,781,153 or $113.12 per Unit of Class A Units ($134.00
for Class I Units) for the fiscal quarter ended June 30,
2005.  The   quarter ended June 30, 2006 showed a loss of
3.59%( total return) for the Class A Units of the Partnership (2.81% for the Class I Units, 0.03% for Class AA Units and 0.03% for Class II Units).


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


Class A Units were positive 13.63% in April 2006 resulting in a Net Asset Value per unit of $2,463.35 as of April 30, 2006.

Class I Units were positive 13.50% resulting in a Net Asset
Value of $2,594.70 as of April 30, 2006.




Update on the RCM recovery efforts


The Committee has been successful in bringing money into the various Refco estates during the last month, with two legal actions settled or pending settlement. In addition, on May 2nd, the Judge in the case granted the two RCM groups two more weeks to work out a consensual plan which would allow the case to remain in a Chapter 11. The general partner remains available to answer any questions specific to the Everest Partnership.

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

Third Quarter 2006

The Partnership recorded a loss of $4,750,979 or $ (26.08)
per Unit of Class A Units ($ (10.28) for Class I Units,
$1,340.82  for Class AA Units and $1,394.52 for Class II
Units) for the fiscal quarter ended September 30, 2006.
This compares to a gain of $801,389 or $49.22 per Unit of
Class A Units ($69.81 for Class I Units) for the fiscal
quarter ended September 30, 2005.  The   quarter ended
September 30, 2006 showed a loss of 1.25 %( total return) for the Class A Units of the Partnership (a loss of 0.46% for the Class I Units, 57.09% for Class AA Units and 57.09% for
Class II Units).


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


Fourth Quarter 2006

The Partnership recorded a loss of $1,267,541 or $ 146.82
per Unit of Class A Units ($140.68 for Class I Units),
$3.03 for Class AA Units and $ 3.15 for Class II Units) for
the fiscal quarter ended December 31, 2006. This compares
to a loss of $1,634,747 or $138.06 per Class A Unit for the
fiscal quarter ending December 31, 2005, ($123.35 for Class
I Units).  The quarter ended December 31, 2006 showed a
loss of 7.11% (total return) for the Class A Units of the
Partnership; a loss of 6.36% (total return) for the Class I Units,
and    0.01% for Class AA and II Units.

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

Class A Units showed a gain of 6.38% in November 2006 resulting in a Net Asset Value of $ 2074.23.

Class I Units showed a gain of 6.65% resulting in a Net
Asset Value of $ 2234.50.



Class A Units showed a loss of 7.58% in December 2006, resulting in a Net Asset Value of $ 1,917.03.

Class I Units showed a loss of  7.32% resulting in a Net
Asset Value of $ 2071.02.
Refco Summary for Investors in the Partnership October 2005

On December 28, 2006, The Everest Partnership, L.P. received the first in a series of anticipated distributions in the Refco matter. Of the approximately $7,500,000 that became inaccessible in October 2005, the Partnership received $1,365,525.51. That represented an amount equal to approximately 18% of the frozen assets. The Partnership increased the Class A units for each investor in the Partnership by their pro rata share of the distribution, and lowered the Class
'AA' units.  This was reflected as an increase in the Class
'A' (or Class 'I') units on the December 2006 client statements and a decrease in the Class 'AA' (or Class II units). Checks were mailed in the middle of January 2007 for the benefit of any investors who had redeemed.


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

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk.
Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-
99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic Partnershipamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

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

The Trading Value at Risk in Different Market Sectors of the Partnership

The following table indicates the trading Value at Risk
associated with the open positions of the Partnership by
market category as of December 31, 2008. All open position
trading risk exposures of the Partnership have been
included in calculating the figures set forth below. As of
December 31, 2008, the total capitalization of the
Partnership was approximately $18,713,395, all in Class A
shares.       .

December 31, 2008

of Total
Market Sector               Value at Risk          %
Capitalization

Commodities		        0.18  	         0.96%
Energies			0.22	         1.19%
Financial Stock Indices         0.007            0.04%

Interest Rates		        0.22		 1.19%
Metals			        0.025	         0.14%
Currencies			0.32	         1.69%
Total		                0.97 million     5.20%


December 31, 2007
of Total
Market Sector                Value at Risk            %
Capitalization
Commodities		      0.16                  1.39%
Energies	              0.32                  2.73%
Financial Stock Indices       0.03                  0.28%
Interest Rates		      0.17                  1.45%
Metals			      0.04	            0.37%
Currencies	              0.14	            1.23%
Total		              0.87 million          7.43%




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

The Partnership holds a portion of its assets in cash on deposit with Newedge Financial Inc. ("Newedge") with substantially all of the remainder on deposit with Horizon Cash Management, LLC. (Horizon) in short term, highly liquid investments. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by Newedge at the 91-day
Treasury bill rate. In addition, should short term interest rates decline, so will the interest earnings for assets on deposit with Horizon. The Partnership assets managed by Horizon are deposited in an account in the custodial department of the Northern Trust Company, and invested in U.S. government securities and other interest-bearing obligations at the direction of Horizon. Horizon is responsible for the investment management of the assets of the Partnership not deposited with Newedge as margin monies or held in Partnership operating accounts. Horizon is registered with the Securities and Exchange Commission
(SEC) as an investment adviser. Horizon may invest in U.S. government securities and other instruments as permitted by the agreement with the Partnership. Horizon receives an annual fee of 0.25% payable monthly on the assets it manages. However, Horizon only receives its service fee if the accrued monthly interest income earned on the assets of the Partnership managed by Horizon exceeds the 91-day U.S. Treasury Bill rate. As of December 31, 2008, the
Partnership had approximately $19.2 million in cash on deposit with Newedge and Horizon.

Qualitative Disclosures Regarding Primary Trading Risk
Exposures

The following qualitative disclosures regarding the market risk exposures of the Partnership, except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership and the Trading
Advisor manage the primary market risk exposures of the Partnership, constitute forward-looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act. The primary market risk exposures of the Partnership as well as the strategies used and to be used by the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the risk controls of the Partnership to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant
Partnershipamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the current market exposure and/or risk management strategies of the Partnership will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31,2008, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2008.

Foreign Currency Balances. The primary foreign currency balances of the Partnership are in Japanese yen, Euros, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Partnership holds a portion of its assets in cash at Newedge Financial Inc and Newedge SNC.
95% of these assets earn interest at the average rate paid on 91-day U.S. Treasury Bills purchased during the month.
Substantially all of remainder is held at Horizon in short term liquid investments.

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




THE EVEREST FUND, LIMITED PARTNERSHIP
Supplementary Summarized Quarterly Data
For the four Quarters for 2008 and 2007


         March 31,2008     June 30,2008  September 30,2008  December 31,2008
            Class A          Class A        Class A           Class A
        --------------    -------------  ---------------   --------------

Net Income  $2,343,822       $32,626       $864,739          $3,555,133

Increase in Net Asset Value
Per Unit    $490.57          $2.63         $162.10           $693.05

Net Asset Value
Per Unit    $2,929.82        $2,932.49     $3,094.59         $3,787.64

Ending Net Asset
Value       $13,292,071      $15,168,875   $16,157,162       $18,713,395




         March 31,2007     June 30,2007  September 30,2007   December 31,2007
           Class A           Class A         Class A           Class A
        --------------     -----------   -----------------   --------------

Net Income  $-1,723,615     $1,254,082     $354,753            $2,112,595

Increase in Net Asset Value
Per Unit    $-214.58        $195.27        $82.25              $459.32

Net Asset Value
Per Unit    $1,702.45       $1,897.72      $1,979.97           $2,439.29

Ending Net Asset
Value       $11,243,513     $9,591,967     $9,203,910          $11,693,007







Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

During fiscal year 2008 The Partnership has selected the firm of McGladrey & Pullen, LLP Independent Registered Public Accountant, to conduct the 2008 audit and tax work and the 2007 audit work related to the 2007 financial statements to be included in the 2007 amended Form 10-K filing with the SEC.
 The former auditor of the Partnership, Ryan & Juraska, was dismissed by the Partnership on December 31, 2008 and such dismissal was approved by the audit committee. The audit report issued by Ryan & Juraska on the 2007 financial statements contained an unqualified opinion on those financial statements. During the two most recent fiscal years and any subsequent period preceding the dismissal of Ryan & Juraska as auditors of the Partnership, there were no disagreements with Ryan & Juraska.

During fiscal year 2007, The Partnership selected the Chicago firm of Ryan & Juraska, Certified Public Accountants, to conduct the 2007 audit and tax work The former auditor of the Partnership, Spicer Jefferies, LLP, was dismissed by the Partnership on September 17, 2007 and such dismissal was approved by the audit committee. The audit report issued by Spicer Jefferies, LLP on the 2006 financial statements contained an unqualified opinion on those financial statements. During the two most recent fiscal years and any subsequent period preceding the dismissal of Spicer Jefferies, LLP as auditors of the Partnership, there were no disagreements with Spicer Jefferies, LLP.

Item 9A(T).	Controls and Procedures


Evaluation of Disclosure Controls and
                    Procedures

The General Partner carried out an evaluation, under the supervision and with the participation of the General
Partner's management, including its principal executive
Officer, Peter Lamoureux, and financial officer, Peter Ecob, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.
Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2008, the General Partner's principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures were effective.


Changes In Internal Control Over Financial Reporting

There was no change in the Partnership's internal control over financial reporting in the 12 months ended December
31, 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


The General Partner's management has conducted the evaluation of the internal control over financial reporting, as required by Exchange Act Rules 13a-15 and 15d-15.


Report on Management's Assessment of Internal Control
                     Over Financial Reporting

The management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting by the Partnership.

      The General Partner's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Partnership's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

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

      Management assessed the effectiveness of the Partnership's internal control over financial reporting , based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.
Based on that assessment, management concluded that, as of December 31, 2008, the Partnership's internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

      This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.


Item 9B.	Other Information.

None

                         Part III

Item 10.	Director and Executive Officer of the
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

The officer and director of the General Partner as of December 31, 2008 is listed below:

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

Financial Officer of the Registrant. Peter Ecob is the financial officer of the General Partner.
Peter Ecob. Mr. Ecob (born in 1949) has been Financial Officer of the General Partner since May 2002. Prior to joining the General Partner, Mr. Ecob was Controller of Sea Mar Community
Health Centers, a non-profit health care provider in Washington State. He received his B.A. and M.B.A. from the University of Washington in Seattle, Washington.


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

The General Partner is the manager of the Partnership. General Partner receives .05% management fees monthly.

Item 12.  Security Ownership of Certain Owners and
Management and Related Stockholder Matters.

          (a)  As of December 31, 2008 there were two partners
known to the Partnership to own beneficially more than 5%
of the outstanding Units:
RBRF Limited Partnership  5.24%
Alan L Schoolcraft  15.14%

          (b) As of December 31, 2008, management ownership was: by Peter Lamoureux with 45.69336 class A units. This represents 0.9248% of class A units of the Partnership.

        (c) As of December 31, 2008, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General
Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions.

          (a)    None other than the compensation
arrangements described herein.

          (b)    None.

             (c)    None.

The Partnership filed Registration Statements on Form S-18 and Form 10, therefore this information is not required to be included.

Item 14.  Principal Accounting Fees and Services

Audit Fees

For the year ended December 31,2008 the aggregate fee
billed by McGladrey and Pullen, LLP, Independent
Registered Public Accountant, for professional services
rendered for the audit of the financial statements included
in this annual report was $55,000.
                                  .
For the year ended December 31,2007 the aggregate fee
billed by McGladrey and Pullen, LLP, Independent
Registered Public Accountant, for professional services
rendered for the audit of the financial statements included
in this annual report was $20,000.                                     .


For the year ended December 31,2007 the aggregate fee
billed by Ryan and Juraska, Certified Public accountants,
for professional services rendered for the audit of the
financial statements included in this annual report was
$17,500.        .


Audit Related Fees

 None.

Tax Fees


The audit committee pre-approved all fees for the Everest Partnership, L.P. for fiscal year 2008 and 2007.

For the year ended December 31, 2008, the aggregate fees billed by RSM McGladrey, Inc.( an associated entity of McGladrey & Pullen, LLP) for federal and state tax return preparation totaled $20,000.

For the year ended December 31, 2007 the aggregate fees billed by Ryan and Juraska, Certified Public accountants, for federal and state tax return preparation totaled
$20,000.


All Other Fees

None.




Part IV


Item 15.  Exhibits, Financial Statement, Schedules.

     (a) The following documents are included herein:

         (1)     Financial Statements:

                 	a. Report of Independent Registered
Public Accounting Firm:
McGladrey & Pullen for 2008 and 2007
Spicer Jeffries for 2006

b. Statements of Financial Condition, December 31, 2008,
2007 and  2006.

c. Schedule of Investments, December 31, 2008

d. Schedule of Investments, December 31, 2007

e. Statements of Operations, Years Ended December 31, 2008
2007 and 2006.

f. Statements of Changes in Partners' Capital, Years Ended
December 31, 2008, 2007 and 2006 .

g. Statements of Cash Flows, Years Ended December 31, 2008,
2007 and 2006.

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

Date:	 April 15, 2009		The Everest Fund, L.P.


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

Date:	April 15, 2009

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

Number of Attached Exhibits

None.


Yours truly,


Peter Lamoureux
President


39

73

EVEREST FUND, L.P.
 (An Iowa Limited Partnership)

ACKNOWLEDGEMENT
119







                      THE EVEREST FUND, L.P.
                 (an Iowa Limited Partnership)

                      TABLE OF CONTENTS
             Years Ended December 31, 2008 and 2007
                   ______________________________



                                                  Page(s)


Report of Independent Registered Public Accounting Firm
			                                2

Financial Statements

  Statements of Financial Condition
							 3

  Condensed Schedules of Investments
						        4-5

  Statements of Operations
							6

  Statements of Changes in Partners' Capital
					                7-8

  Statements of Cash Flows
						        9

  Notes to Financial Statements
							10-21






  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the General Partner of
The Everest Fund, L.P.


We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of The Everest Fund, L.P. (the "Partnership") as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' capital (net asset value) and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Everest Fund, L.P. as of December 31, 2008 and 2007, and the results of its operations, its cash flows and changes in its partners' capital (net asset value) for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of The Everest Fund, L.P. internal control over financial reporting as of December 31, 2008, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.


/S/ McGladrey & Pullen, LLP


Chicago, Illinois
March 30, 2009





                       THE EVEREST FUND, L.P.
                   (an Iowa Limited Partnership)

                 STATEMENTS OF FINANCIAL CONDITION
                    December 31, 2008 and 2007
                   ______________________________


                                  ASSETS


 	                                    2008	2007
Equity in broker trading accounts
Cash and cash equivalents		$19,223,344   $10,886,787
Net unrealized gain on open contracts	    659,646	  282,372
			                -----------   -----------
	                                 19,882,990    11,169,159

Cash and cash equivalents	             42,444	  761,476
Interest receivable		             19,985	   45,406
			                -----------   -----------
Total assets                            $19,945,419   $11,976,041
                                        ===========   ===========




LIABILITIES AND PARTNERS' CAPITAL (NET ASSETS)

Liabilities
  Management fees payable                    26,278        13,855
  Advisor Incentive fees payable            885,100
  Brokerage commissions and fees payable     87,955        50,840
  Accounts payable and accrued expenses      99,809        93,067
  Redemptions payable                       132,882       125,272
                                          ----------   -----------
                                          1,232,024       283,034
                                          ----------   -----------

Partners' Capital (Net Assets)

Limited partners, A shares -4,940.65 and
4,793.61 units outstanding, respectively  18,713,395    11,693,007
                                          ----------   -----------


Total liabilities and partners'
capital (net assets)m                    $19,945,419   $11,976,041
                                         ===========   ===========







The accompanying notes are an integral part of these financial statements.


                     THE EVEREST FUND, L.P.
                  (an Iowa Limited Partnership)

                CONDENSED SCHEDULE OF INVESTMENTS
                      December 31, 2008
                  _____________________________


                                                                  Unrealized
                                                    Percent of    Gain (Loss)
                         Expiration  Number         Partners'     On Open
                         Date        of Contracts   Capital       Contracts
                        ___________  ____________  ____________   __________
Long U.S. Futures Contracts
  Interest rates            Mar09 - Sept09    135      2.73 %        $513,553
  Metals                       Feb 09         6        0.13            23,440
  Agriculture                  Mar 09         6        0.00 %           (475)
  Currencies                Mar 09 - Dec 09   79       0.20 %          36,638
                                                      ----------   ----------
    Total Long Futures Contracts                       3.06 %         573,156
                                                      ----------   ----------


Short U.S. Futures Contracts
   Interest rates              Mar 09         4         (0.01)%       (1,563)
   Energy                   Mar09 - April09   48         0.26          48,923
   Agriculture                 Mar 09         56         0.15 %        28,206
   Currencies                  Mar 09         16         0.06 %        10,800
   Indices                     Mar 09         1          0.00 %           124
                                                       ---------   -----------
     Total Short Futures Contracts                       0.46 %        86,490
                                                       ---------   -----------


Total Futures Contracts                                  3.52 %       $659,646
                                                       ==========  ============



The accompanying notes are an integral part of these financial statements.

















                   THE EVEREST FUND, L.P.
                 (an Iowa Limited Partnership)

                CONDENSED SCHEDULE OF INVESTMENTS
                     December 31, 2007
                   __________________________


                                                                    Unrealized
                                                     Percent of     Gain (Loss)
                          Expiration   Number        Partners'      On Open
                          Date         of Contracts  Capital        Contracts
                         ___________  ____________   ___________    ___________
Long U.S. Futures Contracts
     Currency                  Dec 08        30         0.22 %      $26,250
     Agriculture               Mar 08        189        1.65 %      192,168
     Interest Rates            Mar 08        59        (0.46)%      (53,980)
     Metals                  Feb08-Mar08     22         0.03 %        4,000
     Energy                  Mar08-Apr08     50         1.58 %      184,569
                                                      --------     ---------
       Total Long Futures Contracts                     3.02 %        353,007
                                                      ---------    ---------
Short U.S. Futures Contracts
   Interest Rates            Mar08-Sep08              (0.19)%      (22,448)
   Petroleum                   Mar 08                   .08 %        9,250
                                                      ---------    ---------
      Total Short Futures Contracts                   (0.11)%      (13,198)
                                                      ---------    ---------
      Total Futures Contracts                          2.91 %      339,809
                                                      ---------    ---------


Long U.S. Forward Contracts
   Currency                    Mar 08                  0.46 %       53,396
                                                      ---------    ---------
     Total Long Forward Contracts                      0.46 %       53,396
                                                      ---------    ---------


Short U.S. Forward Contracts
   Currency                    Mar 08                 (0.95)%     (110,833)
                                                      ---------    ---------
    Total Short Forward Contracts                     (0.95)%     (110,833)
                                                      ---------    ---------
    Total Forward Contracts                           (0.49)%      (57,437)
                                                      ---------    ---------
Total Futures and Forward Contracts                    2.42 %     $282,372
                                                      ---------    ---------







The accompanying notes are an integral part of these financial statements.











               THE EVEREST FUND, L.P.
            (an Iowa Limited Partnership)

              STATEMENTS OF OPERATIONS
          Years Ended December 31, 2008 and 2007
               ________________________



                                      2008		2007
                                   -----------        -----------
Trading gains (losses)

  Net gain (loss) from trading
  Realized                         $8,926,247         $2,590,992
  Change in unrealized                377,274            (46,282)
  Foreign currency translation        (65,372)            18,975
                                   -----------        -----------
                                    9,238,149          2,563,685
Less:brokerage commissions and fees   (46,283)          (126,081)
Net trading gain                    9,191,866          2,437,604
                                   -----------        -----------




Net Investment Income (loss)

Income
   Interest income                   448,528            628,662
   Dividend income                       876             29,098
   Gain on sale of Refco receivable      -            1,664,824
   Other income                        3,845               -
                                    ---------         -----------
                                     453,249          2,322,584
                                    ---------         -----------
Expenses
  General Partner management fees    820,394            548,389
  Advisor management fees            231,992            255,844
  Advisor incentive fees           1,651,810                -
  Professional fees                  111,284            156,857
  Administrative expenses             33,315             33,620
                                   ----------         -----------
   Total expenses                  2,848,795            994,710
                                   ----------         -----------

Net investment income (loss)      (2,395,546)         1,327,874
                                   ----------         -----------
Net Income                        $6,796,320         $3,765,478
                                   ----------         -----------


Net income per unit of partnership interest
outstanding for the entire year:
  Class A Units                    $1,348.35           $522.26
  Class I Units                        -               $630.86
  Class AA Units                       -             $2,703.69
  Class II Units                       -             $2,812.13
                                   -----------       ------------












The accompanying notes are an integral part of these financial statements.



               THE EVEREST FUND, L.P.
             (an Iowa Limited Partnership)

  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSETS)

              Year Ended December 31, 2008
                _________________________



                                     Number of                  Net Asset
                                     Units          Amount      Value Per
      Class A Units                                             Unit
      ---------------
Partners' Capital,December 31,2007   4,793.61     $11,693,007

   Additions                         1,173.08       3,356,910
   Redemptions                      (1,026.04)     (3,099,704)
   Offering costs                        -            (33,138)
   Net income                            -          6,796,320
                                    -----------   ------------
Partners' Capital,December 31,2008   4,940.65     $18,713,395   $3,787.64
                                    -----------   ------------  ----------
























The accompanying notes are an integral part of these financial statements.




               THE EVEREST FUND, L.P.
             (an Iowa Limited Partnership)

   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSETS)

             Year ended December 31, 2007
               ________________________


                                     Number of                  Net Asset
                                     Units          Amount      Value Per
      Class A Units                                             Unit
      ---------------
Partners' Capital,December 31,2006    7,712.69     $14,785,460
    Additions                            25.51          50,000
    Redemptions                      (3,520.97)     (6,375,499)
    Transfers between classes           576.38       1,235,725
    Offering costs                        -              (495)
    Net income                            -          1,997,816
                                     -----------   ------------
Partners' Capital,December 31,2007    4,793.61     $11,693,007   $2,439.29
                                     -----------   ------------  ---------
     Class I Units
     ---------------
Partners' Capital,December 31,2006      932.14      $1,930,473
    Additions                            23.78          50,000
    Redemptions                        (993.87)     (2,197,979)
    Transfers between classes            37.95          75,760
    Offering costs                         -            (1,448)
    Net income                             -           143,194
                                     -----------   ------------
Partners' Capital,December 31,2007         -            $-            $-
                                     -----------   ------------   --------
   Class AA Units
   ---------------
Partners' Capital,December 31,2006    1,786.21      $1,792,866
   Redemptions                       (1,066.54)     (2,016,751)
   Transfers between classes           (719.67)     (1,235,725)
   Net income                              -         1,459,610
                                     ------------  -------------
Partners' Capital,December 31,2007         -            $-            $-
                                     ------------  -------------  --------
   Class II Units
   ---------------
Partners' Capital,December 31,2006      193.97        $202,499
   Redemptions                         (121.11)       (291,597)
   Transfers between classes            (72.86)        (75,760)
   Net income                                          164,858
                                     ------------  -------------
Partners' Capital,December 31,2007         -            $-            $-
                                     ------------  -------------  --------
   Total - All Units
   ------------------
Partners' Capital,December 31,2006    10,625.01      $18,711,298
   Additions                              49.29          100,000
   Redemptions                        (5,702.49)     (10,881,826)
   Transfers between classes            (178.20)          -
   Offering costs                                         (1,943)
   Net income                             -            3,765,478
                                      -----------  -------------
Partners' Capital, December 31, 2007    4,793.61     $11,693,007   $2,439.29
                                      -----------  -------------  ----------

The accompanying notes are an integral part of these financial statements.







          THE EVEREST FUND, L.P.
        (an Iowa Limited Partnership)

          STATEMENTS OF CASH FLOWS
    Year ended December 31, 2008 and 2007
        ________________________________





                                           2008        2007
                                        ----------  ----------
Operating activities
  Net income                            $6,796,320   $3,765,478
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Net change in unrealized gain (loss)
     on open contracts                   (377,274)      46,282

    Decrease in receivable from Refco
       Capital Markets, Ltd.                          1,627,407
    Decrease in interest receivable        25,421        48,680
    Increase in incentive fees payable    885,100          -
    Increase in brokerage commissions
       and fees payable                    37,115        50,840
    Increase (Decrease) in management
        fees payable                       12,423       (17,431)
   (Decrease) in payable to the General
        Partner                              -          (72,484)
    Increase in accounts payable and
        accrued expenses                    7,080        37,305
                                         ----------   ------------
  Net cash provided by operating
        activities                       7,386,185     5,486,077
                                         ----------   ------------

Financing activities
   Partner additions of units, net
       offering cost                     3,323,772         98,057
   Redemptions                          (3,092,432)   (11,654,482)
                                        -----------   ------------
Net cash provided by (used in) financing
     activities                            231,340    (11,556,425)
                                        -----------   ------------

Net increase (decrease) in cash and
    cash equivalents                     7,617,525     (6,070,348)
                                        -----------   ------------

Cash and cash equivalents
   Beginning of year                    11,648,263     17,718,611
                                        -----------   ------------
   End of year                          19,265,788     11,648,263
                                        ===========   ============

End of year cash and cash equivalents consist of:
   Cash in broker trading accounts      19,223,344     10,886,787
   Cash and cash equivalents                42,444        761,476
                                        -----------   ------------
Cash and cash equivalents, end of year $19,265,788    $11,648,263
                                       ============  ==============

Supplemental schedule of noncash investing
 and financing activities
    Redemptions payable	                  $132,882       $125,610








The accompanying notes are an integral part of these financial statements.


               THE EVEREST FUND, L.P.
            (an Iowa Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS
          Years Ended December 31, 2008 and 2007
          _____________________________________



1.	Organization and Business

The Everest Fund, L.P., formerly Everest Futures Fund, L.P. (an Iowa Limited Partnership), (the "Partnership'') is a limited partnership organized in June 1988, under the Iowa Uniform Limited Partnership Act (the "Act'') for the purpose of engaging in the speculative trading of commodity futures and options thereon and forward contracts (collectively referred to as "Commodity Interests''). The sole General Partner of the Partnership is Everest Asset Management, Inc. (the "General Partner'').

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

Effective June 4, 2004, the Partnership introduced a new share category, Class I Units or Institutional Units which have an ongoing Offering and Organization fee of 1/12 of 0.10% of the NAV per unit (as defined) per month. The private placement offering is continuing at a gross subscription price per unit equal to net asset value per unit, plus an organization and offering cost reimbursement to the General Partner, and an on going compensation fee equal to 1% of the net asset value of Class I Units sold. Effective December 31, 2007, Class I Units were terminated.

Pursuant to the discussion in Note 4, the Partnership had Class AA and II Units which are fully redeemed and terminated as of December 31, 2007.

2.	Summary of Significant Accounting Policies

Revenue Recognition
Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis and realized gains or losses are recognized when contracts are liquidated. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or toss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices.
Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.



                THE EVEREST FUND, L.P.
             (an Iowa Limited Partnership)

              NOTES TO FINANCIAL STATEMENTS
           Years Ended December 31, 2008 and 2007
                 _______________________


2.	Summary of Significant Accounting Policies, continued

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

Cash and Cash Equivalents
Cash equivalents represent short-term highly liquid investments with maturities of 90 days or less at the date of acquisition. The
Partnership maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Partnership does not believe it is exposed to any significant credit risk.

Redemptions Payable
Pursuant to the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), redemptions approved by the General Partner prior to month end with a fixed effective date and fixed amount are recorded as redemptions payable as of month end.

Reclassifications
Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 year classifications.

Fair Value of Financial Instruments
The financial instruments held by the Company are reported in the statements of financial condition at fair value, or at carrying amounts that approximate fair value, due to their highly liquid nature and short-term maturity.

Foreign Currency Translation
The Partnership's functional currency is the U.S. dollar, however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated at the prevailing exchange rates as of the date of the statement of financial conditions. Gains and losses on investment activity are translated at the prevailing exchange rate on the date of each respective transaction while year-end balances are translated at the year-end currency rates. Realized and unrealized foreign exchange gains or losses are included in trading income in the statements of operations.

Income Taxes
No provision for income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based upon the pro rata share of the profits or losses of the Partnership. The Partnership files U.S. federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.


              THE EVEREST FUND, L.P.
          (an Iowa Limited Partnership)

          NOTES TO FINANCIAL STATEMENTS
      Years Ended December 31, 2008 and 2007
         ________________________________


2.	Summary of Significant Accounting Policies, continued

Recently adopted accounting pronouncements
In April 2007 the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 ("FIN 39-1"). FIN 39-1 defines "right of setoff" and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007. The adoption of FIN 39-1 did not have a material impact on the Partnership's financial statements.

In January 2007, the Partnership adopted the Financial Accounting Standards Board Interpretation No No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a material effect on the Partnership's financial position or results of operations.

Recent accounting pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133.
It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity's financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.


              THE EVEREST FUND, L.P.
         (an Iowa Limited Partnership)

          NOTES TO FINANCIAL STATEMENTS
      Years Ended December 31, 2008 and 2007
      ____________________________________

3.	Fair Value of Financial Instruments

Effective January 1, 2008, the Partnership adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement (SFAS 157), issued by the FASB. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under SFAS 157 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1. Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2. Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and fair value is determined through the use of models or other valuation methodologies.
A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3. Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation.

The following section describes the valuation techniques used by the Partnership to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market. These financial instruments are classified in Level 1 of the fair value hierarchy.



           THE EVEREST FUND, L.P.
        (an Iowa Limited Partnership)

        NOTES TO FINANCIAL STATEMENTS
       Years Ended December 31, 2008 and 2007
        ________________________________


3.	Fair Value of Financial Instruments, continued

The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:




                                    Fair Value Measurements Using
                                     -----------------------------
                               Quoted Prices in    Significant     Significant
                               Active Markets for  Other           Unobservable
                               Identical Assets   Observable Inputs  Inputs
                       Total    (Level I)           (Level II)      (Level III)
                     --------- ----------------  ----------------   ----------
Assets
 Cash and equivalents   $18,547,687  $  18,547,687      $      -      $   -
                       ------------  --------------

Investments
  Long Futures
    Contracts               573,156        573,156

  Short Futures
    Contracts                86,490         86,490
                       ------------  --------------
                            659,646        659,646         -             -
                       ------------  --------------  -------------  -----------

Total assets at fair
value                  $ 19,207,333    $19,207,333         $  -        $   -
                       ------------  --------------  -------------  -----------


4.	Receivable from Refco Capital Markets, Ltd.

On October 13, 2005, Refco, Inc. ("Refco'') announced that liquidity within one of its operating subsidiaries, Refco Capital Markets, Ltd. ("RCM''), was no longer sufficient to continue operations and that RCM was imposing a fifteen day moratorium on all of its activities in an attempt to protect the value of that business. RCM acted as the Partnership's foreign currency broker at that time and at such date, approximately 20% of the Partnership's assets were held on deposit in accounts at RCM.

On October 17, 2005, Refco and certain subsidiaries filed a bankruptcy petition in New York seeking protection from creditors under Chapter 11 of the United States Bankruptcy Code. RCM was included in this filing and as a result, all of the dealings with RCM are subject to control by the Bankruptcy Court. In connection with the bankruptcy, the president of the General Partner was appointed to the Official Creditors Committee on October 28, 2005. Based on information provided to the Partnership by RCM, the Partnership had cash and open trade equity in neutral currency positions of approximately $7,500,000 remaining at RCM at October 31, 2005.




         THE EVEREST FUND, L.P.
      (an Iowa Limited Partnership)

      NOTES TO FINANCIAL STATEMENTS
  Years Ended December 31, 2008 and 2007
        __________________________


4.	Receivable from Refco Capital Markets, Ltd., continued

Due to the above, effective October 31, 2005, the Partnership has created Classes AA and II of shares and transferred to such classes the value of Partnership assets held at RCM as of October 17, 2005, together with a reserve for the estimated expenses of collection and related matters.
The amount of such assets which will become available to the Partnership, if any, is dependent on several matters associated with the bankruptcy of RCM. Depending on the disposition of these matters, the final net asset value may differ materially from the preliminary amounts which the Partnership has published since October 31, 2005. Redemptions of Classes AA and II are restricted until the final net asset value can be determined. Subsequent to October 31, 2005, redemptions and certain fees were calculated and paid on the net asset value of Class A and Class I units only, thus segregating the assets held by RCM and the reserve established in connection with the RCM legal proceedings.

On September 30, 2006 the Partnership reduced the value of the Class AA and Class III assets to 40% of the amounts of assets held at RCM, resulting in a remaining balance of $2,992,933. On December 28, 2006, the Partnership received the first in a series of anticipated distributions in the RCM bankruptcy of $1,365,526, representing approximately 18% and 46% of the original and reduced frozen asset balances, respectively.
Checks were mailed for the benefit of any investors who had redeemed prior to the distribution receipt.

During the year ended December 31, 2007, the Partnership received an additional anticipated distribution in the Refco matter in the amount of $1,379,747, representing approximately 18% and 46% of the original and reduced frozen asset balances, respectively, in October 2005.
On December 14, 2007, the Partnership sold its claim of the remaining Refco receivable and received an additional sum of $1,912,484, and recognized a realized gain of $1,664,824 on the sale. This brings the total recovery from 36.69% to 62.25% of the original frozen asset balance, and ends the Refco recovery effort. Upon the final sale of the Refco receivable, Class AA and II Units were terminated.

5.	Limited Partnership Agreement

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

Responsibility for managing the Partnership is vested solely in the General Partner. The General Partner has delegated complete trading authority to an unrelated party (see Note 6).




           THE EVEREST FUND, L.P.
         (an Iowa Limited Partnership)

         NOTES TO FINANCIAL STATEMENTS
     Years Ended December 31, 2008 and 2007
       _________________________________



5.	Limited Partnership Agreement, continued

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

As of December 31, 2008, the Partnership did not have any Series AA, Series I and Series II units outstanding.

6.	Agreements and Related Party Transactions

John W. Henry & Company, Inc. (JWH) serves as the Partnership's commodity trading advisor. JWH receives a monthly management fee equal to 0.167%
(2% annually) of the Partnership's month-end net asset value, (as defined), and a quarterly incentive fee of 20% of the Partnership's new net trading profits, (as defined). The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

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




             THE EVEREST FUND, L.P.
          (an Iowa Limited Partnership)

           NOTES TO FINANCIAL STATEMENTS
      Years Ended December 31, 2008 and 2007
           _____________________________



6.	Agreements and Related Party Transactions, continued

Beginning in mid-October 2005, the Partnership engaged Calyon Financial, Inc. ("CFI'') as the Partnership's futures and options on futures broker, and engaged, Calyon Financial, SNC ("CFS'') as the Partnership's foreign currency or forwards currency broker, (collectively referred to as the "Clearing Brokers''). On January 2, 2008 Calyon Financial, Inc. and SNC changed their company title to Newedge Financial, Inc. Newedge Financial, Inc. further changed their name to Newedge USA, LLC, as a result of a merger on September 1, 2008 between Newedge Financial, Inc. and Newedge USA, LLC. The agreements provide that the Clearing Brokers charge the Partnership brokerage commissions at the rate of between $5.80 to $10.70 per round-turn trade, plus applicable exchange, give up fees and NFA fees for futures contracts and options on futures contracts executed on domestic exchanges and over the counter markets. For trades on certain foreign exchanges, the rates may be higher.

The Partnership also reimburses the Clearing Brokers for all delivery, insurance, storage or other charges incidental to trading and paid to third parties.

The Partnership earns interest on 95% of the Partnership's average monthly cash balance on deposit with its Brokers at a rate equal to the average 91-day Treasury Bill rate for US Treasury Bills issued during that month.

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM''). At December 31, 2008 and 2007 approximately 93% and 89%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25%
(.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.




           THE EVEREST FUND, L.P.
         (an Iowa Limited Partnership)

         NOTES TO FINANCIAL STATEMENTS
     Years Ended December 31, 2008 and 2007
       __________________________________



7.	Financial Instruments, Off-Balance Sheet Risks and Contingencies

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts ("collectively derivatives''). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures and options on futures contracts requires margin deposits with a Futures Commission Merchant ("FCM''). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities. A customer's cash and other property such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM's segregation requirements. In the event of an FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk. The Partnership trades only with those counterparties that it believes to be creditworthy. All positions of the Partnership are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Partnership.




          THE EVEREST FUND, L.P.
        (an Iowa Limited Partnership)

         NOTES TO FINANCIAL STATEMENTS
     Years Ended December 31, 2008 and 2007
       ________________________________



7.	Financial Instruments, Off-Balance Sheet Risks and Contingencies,
continued

The unrealized gain (loss) on open futures and forward contracts is comprised of the following:




                                                    2008
                                       --------------------------------------
                                            Futures       Forwards     Total
                                       ---------------  -------------  --------
Gross unrealized gains                    $573,631        $88,053      $661,684
Gross unrealized losses                       (475)        (1,563)       (2,038)
                                       ---------------  -------------  ---------
Net unrealized gains (losses)             $573,156        $86,490      $659,646


                                                    2007
                                       ---------------------------------------
                                            Futures       Forwards     Total
                                       ---------------  -------------  --------

Gross unrealized gains                     $416,237       $53,396      $469,633
Gross unrealized losses                     (76,428)      (110,833)    (187,261)
                                       ---------------  -------------  ---------
Net unrealized gains (losses)              $339,809       $(57,437)    $282,372
                                       ===============  =============  =========

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




         THE EVEREST FUND, L.P.
       (an Iowa Limited Partnership)

        NOTES TO FINANCIAL STATEMENTS
          __________________________



8.	Financial Highlights

The following financial highlights show the Partnership's financial performance for the years ended December 31, 2008 and 2007.



                                            2007
                                    -------------------------------------------
                                   Class A     Class I    Class AA    Class II
                                 -----------  ----------  ---------   ---------
Total return before distributions*  27.24 %     30.46%      269.37%    269.37%
                                 =========== ===========  ==========  =========
Ratio to average net assets:
   Net investment income             4.76 %      5.50%      142.18%    137.56%
                                 =========== ===========  ==========  ========
   Management fees                   7.24 %      2.32%        0.00%      0.00%
   Other expenses                    1.94 %      1.13%        5.83%      5.64%
                                 ----------- -----------  ----------  --------
   Total expenses                    9.18 %      5.21%        5.83%      5.64%



                                      2008
                                   ---------------
                                     Class A
                                   ---------------
Total return before distributions*    55.28 %
                                   ===============
Ratio to average net assets:
      Net investment loss            (17.72)%
                                   ===============
      Management fees                  5.75 %
      Incentive fees                  11.58 %
      Other expenses                   2.64 %
                                   ---------------
      Total expenses                  19.97 %
                                   ===============


(*)	Total return is calculated for all shareholders throughout the year.
An individual shareholder's return may vary from these returns based on the timing of share transactions.



               THE EVEREST FUND, L.P.
           (an Iowa Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS
                ________________________



8.	Financial Highlights, continued

Per Unit Performance:
(for unites outstanding through the entire period)


                                  Class A     Class I     Class AA    Class II
                                 ----------- -----------  ----------  ---------
Net asset value - December 31,2006 $1,917.03   $2,071.02   $1,003.73  $1,043.98
                                 ----------- -----------  ----------  ---------
  Total income                        669.70       719.70   2,784.72   2,896.41
  Total expenses                     (147.44)      (88.84)   (81.03)    (84.28)
                                 ----------- -----------  ----------  ---------
Increase in net assets                522.26       630.86   2,703.69   2,812.13
                                 ----------- -----------  ----------  ---------


Net asset value - December 31,2007
    (before final redemptions)**   $2,439.29   $2,701.88  $3,707.42   $3,856.11
                                 ===========  ==========  ========== ==========

Net asset value - December 31,2007  $2,439.29
                                   -----------
   Total income                      1,911.61
   Total expenses                     (563.26)
                                   -----------
Increase in net assets                1,348.35
                                   -----------
Net asset value - December 31, 2008
    (before final redemptions)**     $3,787.64
                                   ===========

















(**)	Total return is calculated for all shareholders throughout the year.
An individual shareholder's return may vary from these returns based on the timing of share transactions.







		21










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

         /s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 15, 2007

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                 DECEMBER 31, 2006   DECEMBER 31, 2005
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $13,513,720         $21,483,743
Equity in commodity trading accounts:
   Cash                                                               4,204,891           4,102,121
   Net unrealized trading gains on open contracts                       328,654              31,920
Receivable from Refco Capital Markets, Ltd. (Note 1)                  1,627,407           7,482,332
Interest receivable                                                      94,086              92,364
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $19,768,758         $33,192,480
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $   898,266         $   426,556
   General partner management fee payable                                72,484             120,693
   Advisor's management fee payable                                      31,286              48,461
   Accrued expenses                                                      55,424              57,519
                                                                    -----------         -----------
      TOTAL LIABILITIES                                               1,057,460             653,229
                                                                    -----------         -----------
PARTNERS' CAPITAL
   Limited partners, A Shares (7,712.69 and 9,879.80 units
      outstanding)                                                   14,785,460          22,111,952
   Limited partners, I Shares (932.14 and 1,097.97 units
      outstanding)                                                    1,930,473           2,570,984
   Limited partners, AA Shares (1,786.21 and 3,008.60 units
      outstanding)                                                    1,792,866           7,059,021
   Limited partners, II Shares (193.97 and 326.71 units
      outstanding)                                                      202,499             797,294
                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        18,711,298          32,539,251
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $19,768,758         $33,192,480
                                                                    ===========         ===========

The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2006

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Mar 07               307      $  (446,882)       -2.39%
Agriculture                                   Mar 07               123          148,138         0.79%
Currencies                                    Dec 07                66          (24,750)       -0.13%
Indices                                       Mar 07                56          108,409         0.58%
                                                                            -----------        -----
                                                                               (215,085)       -1.15%
FORWARD POSITIONS
Currencies                                    Mar 07                             54,606         0.29%
                                                                            -----------        -----
   Total long positions                                                        (160,479)       -0.86%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Mar 07               332          111,773         0.60%
Metals                                        Feb 07 -Mar 07        67          (84,040)       -0.45%
Energy                                        Mar 07 - Apr 07       79          349,382         1.87%
Agriculture                                   Mar 07                65           11,887         0.06%
                                                                            -----------        -----
                                                                               389,002          2.08%
FORWARD POSITIONS
Currencies                                    Mar 07                            100,131         0.54%
                                                                            -----------        -----
   Total short positions                                                        489,133         2.62%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                            328,654         1.56%

CASH AND CASH EQUIVALENTS                                                    13,513,720        72.22%
CASH ON DEPOSIT WITH BROKERS                                                  4,204,891        22.47%
OTHER ASSETS IN EXCESS OF LIABILITIES                                           664,033         3.55%
                                                                            -----------        -----
NET ASSETS                                                                  $18,711,298         100%
                                                                            ===========        =====

The accompanying notes are an integral part of this statement.
4

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2005

                                                                NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                             EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                             ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                                Mar 06                40      $   113,116         0.35%
Metals                                        Feb 06 - Jun 06      136          377,690         1.16%
Energy                                        Mar 06                30         (768,992)       -2.36%
Agriculture                                   Mar 06               150          300,388         0.92%
Indices                                       Mar 06                30           25,020         0.08%
                                                                            -----------        -----
                                                                                 47,222         0.15%
FORWARD POSITIONS
Currencies                                    Mar 06                           (230,040)       -0.71%
                                                                            -----------        -----
   Total long positions                                                        (182,818)       -0.56%
                                                                            -----------        -----
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                                Mar 06 - Sep 06      315           25,628         0.08%
Energy                                        Mar 06                18           29,700         0.09%
Agriculture                                   Mar 06               284         (174,678)       -0.54%
Currencies                                    Dec 06                27            2,700         0.01%
Indices                                       Mar 06 - Sep 06      203         (102,822)       -0.32%
                                                                            -----------        -----
                                                                               (219,472)       -0.67%
FORWARD POSITIONS
Currencies                                    Mar 06                            434,210         1.33%
                                                                            -----------        -----
   Total short positions                                                        214,738         0.66%
                                                                            -----------        -----
TOTAL OPEN CONTRACTS                                                             31,920         0.10%

CASH AND CASH EQUIVALENTS                                                    21,483,743        66.02%
CASH ON DEPOSIT WITH BROKERS                                                  4,102,121        12.61%
OTHER ASSETS IN EXCESS OF LIABILITIES                                         6,921,467        21.27%
                                                                            -----------        -----
NET ASSETS                                                                  $32,539,251          100%
                                                                            ===========        =====

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                         2006         2005          2004
                                                     -----------   ----------   -----------
TRADING INCOME (LOSS)
Net realized trading gain (loss)
   on closed contracts                               $(2,229,567)  $ 1,646,959   $4,432,830
Change in net unrealized trading gain
  (loss) on open contracts                              296,734    (2,154,977)      492,388
Net foreign currency translation gain (loss)            18,636        (73,598)     (24,707)
Brokerage Commissions                                  (142,742)     (241,988)    (263,488)
                                                     -----------   ----------   -----------
   NET TRADING INCOME (LOSS)                          (2,056,939)    (823,604)    4,637,023

Interest income, net of cash management fees           939,630        988,314       461,372
                                                     -----------   ----------   -----------
   TOTAL INCOME                                       (1,117,309)     164,710     5,098,395
                                                     -----------   ----------   -----------

EXPENSES:
   General partner management fees                      1,026,037   1,686,472    1,664,314
   Advisor Management fees                                468,353     684,696      655,104
   Advisor Incentive fees                                      --          --      240,161
   Administrative expenses                                105,253      95,167       72,775
   Bad debt expense                                     4,489,400          --           --
                                                     ------------   ----------   -----------
   TOTAL EXPENSES                                    $ 6,089,043   $2,466,335   $ 2,632,354
                                                     -----------   ----------   -----------
NET INCOME                                           $(7,206,352) $(2,301,625)   $2,466,041
                                                     ===========   ==========   ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD                 $(321,07)   $(193.95)       $175.60
                                                     ===========   ==========   ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST       Since Inception (June 4, 2004)
   I SHARES, OUTSTANDING ENTIRE PERIOD               $  (270.57)  $ (122.38 )      $365.10
                                                     ===========   ==========   ===========

NET LOSS PER UNIT OF PARTNERSHIP INTEREST
   AA SHARES, OUTSTANDING SINCE OCTOBER 31, 2005     $(1,342.55)    $(7.77)
                                                     ===========   =========

NET LOSS PER UNIT OF PARTNERSHIP INTEREST
   II SHARES, OUTSTANDING SINCE OCTOBER 31, 2005     $(1,396.40)    $(8.08)
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