Form 10-Q
period 2009-03-31
EVEREST FUND L P
filed 2009-05-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X



Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                  	4

Statements of Financial Condition                               4
March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

Condensed Schedule of Investments                               5
March 31, 2009 (Unaudited)

Condensed Schedule of Investments                               6
December 31, 2008 (Audited)

Statements of Operations                                       7-8
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)   9-10
For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008 (Unaudited) 11-12

Notes to Financial Statements for the Three Months Ended        13
                     March 31, 2009 and 2008 (Unaudited)

Item 2.    Management's Discussion and Analysis of Financial    27
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about       31
                                              Market Risk

Item 4.    Controls and Procedures	                        31


Part II:	Other Information                               31

Item 1.	   Legal Proceedings                                    31

Item 1A.	Risk Factors	                                31

Item 2.      Unregistered Sales of Equity Securities and Use    32
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                        32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. 	Other Information	                        33

Item 6. 	Exhibits	                              33-39

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

Following are financial Statements for the fiscal quarter ending March 31, 2009 see accompanying notes to financial statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
			MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)

                                                                  UNAUDITED             AUDITED
                                                                 MARCH 31, 2009	     DECEMBER 31, 2008
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                               $16,751             $42,444
Equity in broker trading accounts:
   Cash and cash equivalents                                         17,461,209          19,223,344
   Net unrealized trading gains(losses) on open contracts               (87,535)            659,646
Interest receivable                                                      30,070              19,985
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $17,420,495         $19,945,419
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $    72,409         $   132,882
   General partner management fee payable                                87,036              87,955
   Advisor's management fee payable                                      22,053              26,278
   Advisor's incentive fee payable					      0             885,100
   Accrued expenses                                                     120,504              99,809
                                                                    -----------         -----------
      TOTAL LIABILITIES                                                 302,002           1,232,024
                                                                    -----------         -----------

PARTNERS' CAPITAL

   Limited partners, A Shares (4,860.38 and 4,940.65 units
      outstanding)                                                   17,118,493          18,713,395

                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        17,118,493          18,713,395
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $17,420,495         $19,945,419
                                                                    ===========         ===========

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                 MARCH 31, 2009
				   UNAUDITED

                                                             NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                          EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                          ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                             Jun 09 - Dec 09      130      $    (1,188)        -0.01%
Metals                                     May 09 - Jun 09       16          (29,545)        -0.17%
Energy                                     Jul 09                 2           (6,550)        -0.04%
Agriculture                                May 09                21           (7,704)        -0.05%
Currencies                                 Jun 09 - Mar 10       57          (48,938)        -0.29%
Indices                                    Jun 09                 2           (7,669)        -0.04%
                                                                           -----------        -----
Total long positions                                                        (101,594)        -0.60%

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                             Jun 09                 5           (2,677)       -0.02%
Energy					   Jun 09 - Jul 09       14           16,220         0.09%
Agriculture                                May 09                35          (14,347)       -0.08%
Currencies                                 Jun 09                25           14,863         0.09%
                                                                           -----------        -----
   Total short positions                                                      14,059         0.08%
                                                                           -----------        -----
TOTAL OPEN CONTRACTS                                                         (87,535)       -0.52%
                                                                          =============    =========


The accompanying notes are an integral part of this statement.



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

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
				   UNAUDITED

                                                 THREE MONTHS ENDED  THREE MONTHS ENDED
						     MARCH 31, 2009     MARCH 31, 2008
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                               $  (212,700)     $ 2,974,730
Change in net unrealized trading gain
  (loss) on open contracts                              (747,272) 	  (37,773)
Net foreign currency translation loss             	  (3,901)  	     (345)
Brokerage Commissions                                     (8,780)  	  (11,025)
                                                     -----------      ------------
   NET TRADING INCOME (LOSS)                            (972,653)        2,925,588

Interest income, net of cash management fees              42,973    	  116,714
                                                     -----------      ------------
   TOTAL INCOME (LOSS)                                  (929,680)        3,042,302
                                                     -----------      ------------

EXPENSES:
   General partner management fees                       266,212    	  179,303
   Advisor Management fees                                69,708      	   49,173
   Incentive fees					       0          449,944
   Administrative expenses                                35,769       	   20,060
                                                     -----------        ----------
   TOTAL EXPENSES                                        371,689    	  698,480
                                                     -----------        ----------
NET INCOME (LOSS)                                    $(1,301,369)     $  2,343,822
                                                     ===========       ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $   (265.59)      $   490.57
                                                     ===========        ==========


The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE THREE MONTHS ENDED MARCH 31, 2009
				  UNAUDITED


                                   UNITS     LIMITED PTRS
                                 A SHARES      A SHARES         TOTAL
                                ----------   ------------       ------------
BALANCES, January 1, 2009         4,940.65     18,713,395        18,713,395
Additional Units Sold                13.34         50,000            50,000
Redemptions                         (93.61)      (343,038)         (343,038)
Less Offering Costs                     --           (495)             (495)
Net Loss                                --     (1,301,369)       (1,301,369)
                                ----------   ------------      ------------
BALANCES, March 31, 2009          4,860.38   $ 17,118,493      $ 17,118,493
                                ==========   ============      ============

Net asset value per unit,
   January 1, 2009		              $3,787.64
Net profit (loss) per unit                      (265.59)
                                             ------------
Net asset value per unit
   March 31, 2009                             $3,522.05
                                             ============



The accompanying notes are an integral part of these statements.



               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED MARCH 31, 2008
				  UNAUDITED


                                   UNITS     LIMITED PTRS
                                 A SHARES      A SHARES         TOTAL
                                ----------   ------------       ------------
BALANCES, January 1, 2008         4,793.61     11,693,007        11,693,007
Additional Units Sold                    0              0                 0
Redemptions                        (256.85)     (744,758)          (744,758)
Less Offering Costs                     --            --             --
Net Loss                                --      2,343,822         2,343,822
                                ----------   ------------      ------------
BALANCES, March 31, 2008          4,536.77   $ 13,292,071      $ 13,292,071
                                ==========   ============      ============

Net asset value per unit,
   January 1, 2008		              $2,439.29
Net profit (loss) per unit                       490.57
                                             ------------
Net asset value per unit
   March 31, 2008                             $2,929.86
                                             ============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
				  UNAUDITED

                                                           THREE MONTHS ENDED  THREE MONTHS ENDED

                                                             MARCH 31, 2009      MARCH 31, 2008
                                                              -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income(loss)                                               $ (1,301,369)       $  2,343,822
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:

         Unrealized gain or loss on open commodity futures contracts     747,272              37,773
      Decrease (increase) in interest receivable                         (10,087)                493
      (Decrease) increase in incentive fees payable                     (885,100)            449,944
      (Decrease) increase in management fees payable                      (4,224)              3,259
      (Decrease)increase in General Partner management fees payable         (918)	        14,765
     (Decrease) increase in other accrued expenses                        20,604              (8,370)
                                                                      ------------        ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (1,433,822)         2,841,686
                                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                       (403,511)          (372,985)
   Partner addition of units,net of offering costs                         49,505                 --
                                                                      ------------        ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (354,006)          (372,985)
                                                                      ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,787,828)         2,468,701

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                      19,265,788          11,648,263
                                                                      ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                          $ 17,477,960        $ 14,116,964
                                                                      ============        ============
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts                                $ 17,461,209        $ 12,574,204
     Cash and cash equivalents                                             16,751           1,542,760
                                                                      ------------        ------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS                      $ 17,477,960        $ 14,116,964
                                                                      ============        ============

The accompanying notes are an integral part of these statements






EVEREST FUND, L.P.

                     	NOTES TO FINANCIAL STATEMENTS
                             	March 31, 2009


(1)  GENERAL INFORMATION AND SUMMARY

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


The Partnership clears all of its futures and options on futures trades through Newedge USA, LLC. (NE), its clearing broker, and all of its foreign currency trading through Newedge Group an affiliate of NE.



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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


Effective January 1,2009 the Partnership adopted SFAS No. 161,
Disclosure about Derivative Instruments and Hedging Activities.(See note 6)


(3)	FAIR VALUE  OF FINANCIAL INSTRUMENTS

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

The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

                                 Fair Value Measurements Using
                              ----------------------------------------

                                   Quoted Prices in       Significant          Significant
                                   Active Markets for     Other                Unobservable
                                   Identical Assets       Observable Inputs    Inputs
                         Total            (Level I)         (Level II)           (Level III)
                      -----------   ----------------      ---------------    --------------
Assets
 Cash and equivalents $ 17,477,960     $ 17,477,960           $      -            $   -
                     -------------   ---------------      ---------------    --------------
Investments
  Long Futures
    Contracts            -101,594          -101,594                  -                -

  Short Futures
    Contracts             14,059            14,059                   -                -
                    ---------------   --------------      ---------------    --------------
                         -87,535           -87,535                   -                -
                    ---------------   --------------      ---------------    --------------

Total assets at fair
value               $ 17,390,425        $17,390,425                $  -            $   -
                    ===============   ==============      ===============    ==============


The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

                                             Fair Value Measurements Using
                                        ----------------------------------------
                                      Quoted Prices in       Significant          Significant
                                      Active Markets for     Other                Unobservable
                                      Identical Assets       Observable Inputs    Inputs
                            Total       (Level I)             (Level II)           (Level III)
                        -------------  ----------------    ----------------    ---------------
Assets
 Cash and equivalents    $14,116,964     $14,116,964          $      -              $   -
                       --------------  ----------------    ---------------     ---------------
Investments
  Long Futures
    Contracts               251,414         251,414                  -                  -

  Short Futures
    Contracts               (6,814)          (6,814)                 -                  -
                        ------------   --------------      ---------------     ---------------
                           244,600          244,600                  -                  -
                        ------------   --------------      ---------------     ---------------

Total assets at fair
value                  $14,361,564       $14,361,564              $  -              $   -
                       ===========     ==============      ===============     ===============





(4)         LIMITED PARTNERSHIP AGREEMENT

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

Responsibility for managing the Partnership is vested solely in the General Partner. The General Partner has delegated complete trading authority to an unrelated party (see Note 5).
Although the Agreement does not permit redemptions for the first six months following a Limited Partner's admission to the Partnership, the Agreement does permit the Partnership to declare additional regular redemption dates.
The Partnership will be dissolved on December 31, 2020, or upon the occurrence of certain events, as specified in the Limited Partnership agreement.

(5)	AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM''). At March 31, 2009 and 2008 approximately 99.89% and 99.67%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25%
(.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

(6)   DERIVATIVE INSTRUMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards
No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, financial performance, and cash flows. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on agreements. SFAS 161 is effective for financial statements issued for the Partnership's first fiscal year beginning after November
15, 2008. The Partnership adopted the provisions of SFAS 161 effective
January 1, 2009.The Partnership's business is speculative trading of futures contracts, options on futures contracts and physical commodities and other commodity-related contracts traded primarily on domestic markets pursuant to the trading and investment methodology of the General Partner. The Partnership does not designate any derivative instruments as hedging instruments under SFAS 133.

The following tables summarize quantitative information required by SFAS 161:

Derivatives not designated as hedging instruments under SFAS 133






                    Asset Derivatives

                    Balance Sheet
                    Location                       Fair Value      #of contracts

Agricultural
   Net unrealized trading gains on open contracts   (7,704)             21
Currencies
   Net unrealized trading gains on open contracts  (48,938)             57
Energy
   Net unrealized trading gains on open contracts   (6,550)             2
Metals
   Net unrealized trading gains on open contracts  (29,545)             16
Interest rates
   Net unrealized trading gains on open contracts   (1,188)             130
Indices
   Net unrealized trading gains on open contracts   (7,669)             2
                                                    ========
                                                   (101,594)








                Liability Derivatives

                Balance Sheet
                 Location                           Fair Value  #of contracts     Net


Agricultural
    Net unrealized trading gains on open contracts  (14,347)       35           (22,051)
Currencies
    Net unrealized trading gains on open contracts   14,863        25           (34,075)
Energy
    Net unrealized trading gains on open contracts   16,220        14             9,670
Metals
    Net unrealized trading gains on open contracts    -             -           (29,545)
Interest rates
    Net unrealized trading gains on open contracts   (2,677)        5            (3,865)
Indices
    Net unrealized trading gains on open contracts    -             -            (7,669)
                                                     ========  ========       ===========
                                                     14,059                     (87,535)








                        Trading Revenue for the

                  Three Months Ended March 31,2009


Line Item in Income Statement


Realized                        (225,381)

Change in unrealized            (747,272)
                               ===========
                                (972,653)


Includes net foreign currency translation gain(loss)




Three months average of futures contracts bought and sold


January 2009                  (353,464)

February 2009                  281,699

March 2009                    (900,888)
                              ==========
Total                         (972,653)
                              ==========
3 month average               (324,218)



For the three months ended March 31, 2009, the monthly average of futures contracts bought and sold was approximately (324,218), respectively.



(7)   FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

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

                                                  March 31, 2009 unaudited
                                       ---------------------------------------------
                                               Futures       Forwards        Total
                                       --------------------  -----------    -----------
Gross unrealized gains                        $0.00            $31,083      $31,083
Gross unrealized losses                     (101,594)          (17,024)     (118,618)
                                       --------------------  -----------   -----------
Net unrealized gains (losses)              ($101,594)          $14,059      ($87,535)
                                       ====================  ===========   ===========



                                                  March 31, 2008 unaudited

                                              March 31, 2008 unaudited
                                       ---------------------------------------------
                                              Futures       Forwards        Total
                                       ------------------  -------------   -------------
Gross unrealized gains                       $325,814        $5,735         $331,549
Gross unrealized losses                       (74,400)      (12,549)         (86,949)
                                       ------------------  -------------   -------------
Net unrealized gains (losses)                $251,414       ($6,814)        $244,600
                                       =================   =============   =============


(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the quarter ended March 31, 2009 and March 31, 2008.

                                              March 31, 2009         March 31, 2008
                                           -------------------     ---------------------
                                                Class A                     Class A
                                           -------------------     ---------------------
Total return before distributions*              (7.01%)                    20.11%
                                           ===================     =====================
Ratio to average net assets:
      Net investment Income (loss)**            (7.39)%                    18.25%
                                           ===================     =====================
      Management fees                            5.98%                      1.78%
      Incentive fees                               0 %                      3.5%
      Other expenses                             2.37%                      0.16%
                                           -------------------     ----------------------
      Total expenses**                           8.35%                      5.44%
                                           ===================     ======================


*Not annualized
**Annualized




Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of March 31, 2009, the statements of operations for the three month ended March 31, 2009 and 2008, the statements of cash flows and changes in partners' capital (net asset value) for the three months ended March 31, 2009 and 2008 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008, cash flows and changes in partners' capital (net asset value) for the three month ended March 31, 2009 and 2008. The results of operations for the full three months ended March
31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.



         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Fiscal Quarter ended March 31, 2009

The Partnership recorded a loss of $1,301,369 or $265.59 per Unit of Class A Units for the fiscal quarter ended March 31, 2009. This compares to a gain of $2,343,822 or $490.57 per Unit of Class A Units for the fiscal quarter ended March 31, 2008. The quarter ended March 31, 2009 showed a loss of 7.01% (total return) for the Class A Units of the fund.

The Partnership continued to employ John W. Henry &
Company, Inc.'s (JWH) GlobalAnalyticsR Family of Programs.


Class A Units were negative 2.49% in January 2009 resulting in a Net Asset Value per unit of $3,693.33 as of January 31, 2009.

While macro-economic conditions continued to deteriorate in January and pressure global equity prices, extreme short-term volatility in certain markets around year-endand uncertainty regarding the impact of future policy steps upset long-standing trends across multiple market sectors. The stock market began to focus acutely on the shaping of economic policy by the new administration. Uncertainty on this front proved to be a clear negative for the stock market as most major averages posted their worst January performance on record.

January represented a month of change for many of the markets and sectors traded by the Fund. While overall market volatility seems to have declined during the month, January performance was affected by price spikes and reversals that impacted long-term trends carried over from 2008 creating a challenging environment for the Fund. The Fund's two largest sector exposures are in interest rates and currencies which were both hit by major reversals in January.


Class A Units were positive 0.94% in February 2009 resulting in a Net Asset Value per unit of $3,728.18 as of February 28, 2009.

The Fund gained 0.94 percent in February as the focus of the markets and trading conditions were very similar to those that prevailed in January. The S&P 500 followed up its worst January on record with a near 11 percent decline in February.

We remain in an environment of uncertainty and instability in 2009 with all waiting to see what the next steps will be from the new Obama administration. While you can find supporters of the actions taken to date, you can also find just as many opposing those actions causing a struggle that is mired in emotional and political controversy. Beyond the continued decline in the equity sector, movement in many sectors remains constrained as opposing forces keep those markets from moving too far in any one direction. The resulting decline in volatility throughout these sectors has brought down the overall volatility of the Fund and has allowed for certain risk management parameters to further protect the Fund from sudden trend reversals.


Class A Units were negative 5.53% in March 2009 resulting in a Net Asset Value per unit of $3,522.05 as of March 31, 2009.

The Fund's performance was negative in March, marking the first meaningful month-on-month correction since the Fund's strong 2008 rally. The Fund's decline in performance coincided with the S&P 500's best monthly return since 1987. While it is never comforting to incur losses during these reversal periods it is a natural component of trend-following. The Fund gained 121% between September 2007 and December 2008 from a broad diversity of markets and market sectors. It is not unusual or unexpected that we will experience a period of give-back in some of these markets as new trends emerge. The advisor's position size is currently light with a margin to equity ratio of approximately 6-9% (JWH can go ashigh as 24-28%). In addition, at the Fund level, we will remain approximately 80% allocated to JWH with the remaining assets gaining interest income at our cash management firm at least until we see a reemergence of price trends.

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



Fiscal Quarter ended March 31, 2008

The Partnership recorded a gain of $2,343,822 or $490.57 per Unit of Class A Units for the fiscal quarter ended March 31, 2008. This compares to a loss of $ 1,723,314 or $214.58 per Unit of Class A Units for the fiscal quarter ended March 31, 2007. The quarter ended March 31, 2008 showed a gain of 20.11%% (total return) for the Class A Units of the fund.


The Partnership continued to employ John W. Henry &
Company, Inc.'s (JWH) GlobalAnalyticsR Family of Programs.


Class A Units were positive 8.62% in January 2008 resulting in a Net Asset Value per unit of $2,649.47 as of January 31, 2008.

The Partnership experienced strong positive performance for the month of January. Fear returned to the markets as the December holiday season proved to be just a brief respite from the turbulence of last quarter. An important shift in the markets focus seemed to be emerging at the start of 2008.Last year the global economy was relatively strong. The market consternation was idiosyncratic and related to specific issues affecting the housing and credit markets in the U.S. In January, the concern was more generalized, as the market began to adjust for the possibility of a U.S. recession and a significant slowdown in global growth.

The Partnership was able to provide clients with a strong positive, uncorrelated return during a difficult month for traditional investments.


Class A Units were positive 10.18% in February 2008 resulting in a Net Asset Value per unit of $2,919.21 as of February 28, 2008.

Trading performance for the Partnership in February was exceptional.
The data released during the month continues to point to a weakening in the U.S. economy. As the severity of the credit crisis and its ramifications become more apparent, numerous remedies have been enacted or proposed. Pessimism about the deteriorating state of the economy was often met with optimism about the prospects of official forms of economic stimulus,creating an interesting trading dynamic during the month. Some sectors were confined to broad ranges, while others experienced explosive moves.The Partnership benefited from historic movement in the price of many commodities as energies, grains, metals and soft commodities all contributed positively to the Partnership's performance.


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


Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2008.

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

There has been no material change with respect to risk factors since the "Risk Factors" were disclosed in the Form 10K of the Partnership dated December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds


RECENT SALES OF UNREGISTERED SECURITIES A UNITS

                                      1st quarter 2009   1st quarter 2008

Units Sold                                13.34                     0

Value of Units Sold                       $50,000                   0



1% of the proceeds from the above sales were used to pay the Partnership's Organization and Offering charge. The remaining 99% was invested in the Partnership.




                  	See Part I, Statement of Changes in Partner  s
				Capital

Item 3.	Defaults Upon Senior Securities

        	            None

Item 4.	Submission of Matters to a Vote of Security Holders

                  	None

Item 5.     Other Information

                  	None

Item 6.     Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit Number		Description of Document				Page
Number

31			Certification by Chief Executive Officer
 			and Chief Financial Officer Pursuant to
 			Section 302 of the Sarbanes-Oxley Act of 2002	E- 1-2

32			Certification by Chief Executive Officer

			and Chief Financial Officer  Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002	E - 3


b)	Reports on Form 8-K
                         1. Form 8-K Amendment filed 02/06/2009
                         2. Form 8-K Amendment filed 03/20/2009



                          1. Form 8-K Amendment filed 02/06/2009

				UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				   FORM 8-K AMENDMENT

				CURRENT REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report (Date of earliest event reported): February 6, 2009


				THE EVEREST FUND, L.P.
		(Exact name of registrant as specified in its charter)

                Iowa 		0-17555 	           42-1318186
   (State or other jurisdiction                         (IRS Employer
      of incorporation) (Commission file number)      Identification No.)



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

Registrant's telephone number, including area code: (641) 472-5500

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions:

      Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)


     Soliciting material pursuant to Rule 14a-12 under the Securities Act (17 CFR 240.14a-12)


      Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))


    Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))



12/31/2008


National Futures Association
Compliance Department
300 South Riverside Plaza, #1800
Chicago, IL   60606

Commodity Futures Trading Commission
Three Lafayette Centre
1155 21st Street, N.W.
Washington, DC   20581

RE:  Replacement of Accountant
        The Everest Fund, L.P. (NFA ID# P001601)


Please be notified that on December 31, 2008 The Everest Fund, L.P. has dismissed its principal accountant and audit firm, Ryan & Juraska. On February 5,2009 they were replaced with McGladrey & Pullen LLP, One South Wacker, Suite 800, Chicago, Illinois 60606. Ryan & Juraska were the audit and accountants for year 2007 only.

The decision to change accountants was recommended and apprpoved by the board of directors.

There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedures or compliance with the applicable rules of the Commission during the most recent fiscal year and any subsequent interim periods.

The reports on The Everest Fund, L.P.'s financial statements and schedules for fiscal year 2007, conducted by Ryan & Juraska, did not contain any adverse opinion, disclaimer of opinion or qualification.


We provided Ryan & Juraska with a copy of this amended
Form 8-Ka prior to its filing with the Securities and Exchange Commission and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agreed with the statements made in this Form
8-Ka and, if not, stating the aspects with which they do not agree. A copy of the letter provided by Ryan & Juraska is attached to this Form 8-Ka as Exhibit A.


Neither Everest Fund, LP nor anyone on our behalf consulted Ryan & Juraska on any matter relating to the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.


There has not been any consulting with new auditors up through the date of engagement.


Exhibit A

February 4, 2009

Re: 	Change of Accountants
	The Everest Fund, L.P. (NFA ID# P001601)

Dear Sir/Madam:

This letter is to inform you that Ryan & Juraska, CPAs, the former designated accountant for The Everest Fund, LP ("TEF"), agrees with the facts stated in the letter regarding the revised 8-K which is dated December 31, 2008, pursuant to CFTC Rule 1.16(g) from The Everest Fund, LP.

Specifically, during the last 12 months there have been no disagreements between our firm and TEF, resolved or unresolved, relating to any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure or compliance with applicable regulatory rules which would have caused us to make reference to them in connection with our report on the subject matter of the problems. Also, during the preceding 12 months, we have not issued an adverse opinion, disclaimer, or qualified opinion due to uncertainties, audit scope, or accounting principle.
Sincerely,

/s/Ryan & Juraska,
Certified Public Accountants

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 6, 2009


      THE EVEREST FUND, L.P.

      By: Everest Asset Management, Inc.,
      General Partner

      By: /s/ Peter Lamoureux


        Peter Lamoureux
        President, Secretary, Treasurer and Director


                     2. Form 8-K Amendment filed 03/20/2009


	                             UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549

		           FORM 8-K AMENDMENT

			CURRENT REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report (Date of earliest event reported): March 20, 2009

			THE EVEREST FUND, L.P.
		(Exact name of registrant as specified in its charter)

                 Iowa  	           0-17555         42-131818
 (State or other jurisdiction
  of incorporation) (Commission file number) (IRS Employer Identification No.)

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

Registrant's telephone number, including area code: (641) 472-5500

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions:

      Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)


     Soliciting material pursuant to Rule 14a-12 under the Securities Act (17 CFR 240.14a-12)


      Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))


    Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))


Upon the advice of our counsel and as reflected in the filing of our financial statements, we did not engage a PCAOB accounting firm for the 2007 audit for the Everest Fund, L.P. (Everest). Our counsel has been involved with Everest only subsequent to the 1996 12g SEC filing and had no knowledge of it.
We were operating under the understanding and apparently mistaken believe that we were 'voluntary filers' for at least the last 12 years. In light of the foregoing, we have engaged McGladry & Pullen ( McGladrey ), a PCAOB accounting firm, to perform an audit of the financial statements for Everest for the years 2007 and 2008. We are working with McGladry in an attempt to accomplish this by the deadline of March 31, but we must reserve for the possible need to request an extension of time under the circumstances.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 20, 2009
THE EVEREST FUND, L.P.

      By: Everest Asset Management, Inc.,
      General Partner

      By: /s/ Peter Lamoureux

        Peter Lamoureux
        President, Secretary, Treasurer and Director





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                EVEREST FUND, L.P.

Date: May 15, 2009     By:  Everest Asset Management, Inc.,
                                     its General Partner


				          By:__/s/ Peter Lamoureux_____

					        Peter Lamoureux
					        President
1


39