Form 10-Q
period 2009-06-30
EVEREST FUND L P
filed 2009-08-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                  	4

Statements of Financial Condition                               4
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

Condensed Schedule of Investments                               5-6
June 30, 2009 (Unaudited)

Condensed Schedule of Investments                               6-7
December 31, 2008 (Audited)

Statements of Operations                                        7-9
For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)    10-11
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008 (Unaudited)     12-13

Notes to Financial Statements for the Six Months Ended          14
                     June 30, 2009 and 2008 (Unaudited)

Item 2.    Management's Discussion and Analysis of Financial    27
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about       31
                                              Market Risk

Item 4.    Controls and Procedures	                        31


Part II:	Other Information                               31

Item 1.	   Legal Proceedings                                    31

Item 1A.	Risk Factors	                                31

Item 2.      Unregistered Sales of Equity Securities and Use    32
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                        32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. 	Other Information	                        33

Item 6. 	Exhibits	                              33-39

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

Following are financial Statements for the fiscal quarter ending June 30, 2009 see accompanying notes to financial statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
			JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

                                                                  UNAUDITED             AUDITED
                                                                 JUNE 30, 2009	     DECEMBER 31, 2008
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                               $40,726             $42,444
Equity in broker trading accounts:
   Cash and cash equivalents                                         15,779,446          19,223,344
   Net unrealized trading gains(losses) on open contracts                75,767             659,646
Interest receivable                                                      45,318              19,985
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $15,941,257         $19,945,419
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $         0         $   132,882
   General partner management fee payable                                78,027              87,955
   Advisor's management fee payable                                      19,663              26,278
   Advisor's incentive fee payable					      0             885,100
   Accrued expenses                                                      85,574              99,809
                                                                    -----------         -----------
      TOTAL LIABILITIES                                                 183,264           1,232,024
                                                                    -----------         -----------

PARTNERS' CAPITAL

   Limited partners, A Shares (4,602.327 and 4,940.65 units
      outstanding)                                                   15,757,993          18,713,395

                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        15,757,993          18,713,395
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $15,941,257         $19,945,419
                                                                    ===========         ===========

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                 JUNE 30, 2009
				   UNAUDITED

                                                             NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                          EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                          ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                             Sep 09 - Mar 10       51      $    38,408         0.24%
Metals                                     Aug 09                14          (29,820)       -0.19%
Energy                                     Sep 09 - Oct 09       36          (86,931)       -0.55%
Agriculture                                Aug 09 - Nov 09       45           32,127         0.20%
Currencies                                 Sep 09                54           29,350         0.19%
Indices                                    Sep 09                12            4,496         0.03%
                                                                           -----------       -----
Total long positions                                                         (12,370)       -0.08%

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                             Sep 09                48           10,864         0.07%
Metals				           Sep 09                 4           (1,100)       -0.01%
Energy                                     Oct 09                 6            4,140         0.03%
Agriculture                                Sep 09 - Dec 09       66           74,233         0.47%
                                                                           -----------        -----
   Total short positions                                                      88,137         0.56%
                                                                           -----------        -----
TOTAL OPEN CONTRACTS                                                          75,767         0.48%
                                                                          =============    =========


The accompanying notes are an integral part of this statement.

                     THE EVEREST FUND, L.P.
                  (an Iowa Limited Partnership)

                CONDENSED SCHEDULE OF INVESTMENTS
                      December 31, 2008
                  _____________________________

                                                                  Unrealized
                                                    Percent of    Gain (Loss)
                         Expiration  Number         Partners'     On Open
                         Date        of Contracts   Capital       Contracts
                        ___________  ____________  ____________   __________
Long U.S. Futures Contracts
  Interest rates            Mar09 - Sept09    135      2.73 %        $513,553
  Metals                       Feb 09         6        0.13 %          23,440
  Agriculture                  Mar 09         6        0.00 %           (475)
  Currencies                Mar 09 - Dec 09   79       0.20 %          36,638
                                                      ----------   ----------
    Total Long Futures Contracts                       3.06 %         573,156
                                                      ----------   ----------


Short U.S. Futures Contracts
   Interest rates              Mar 09         4         (0.01)%       (1,563)
   Energy                   Mar09 - April09   48         0.26 %        48,923
   Agriculture                 Mar 09         56         0.15 %        28,206
   Currencies                  Mar 09         16         0.06 %        10,800
   Indices                     Mar 09         1          0.00 %           124
                                                       ---------   -----------
     Total Short Futures Contracts                       0.46 %        86,490
                                                       ---------   -----------


Total Futures Contracts                                  3.52 %       $659,646
                                                       ==========  ============



The accompanying notes are an integral part of these financial statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
				   UNAUDITED

                                                 THREE MONTHS ENDED  THREE MONTHS ENDED
						     JUNE 30, 2009     JUNE 30, 2008
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                               $  (280,859)     $   221,201
Change in net unrealized trading gain
  (loss) on open contracts                               163,236 	   13,275
Net foreign currency translation loss             	  (2,370)  	   (1,866)
Brokerage Commissions                                    (10,145)  	  (11,190)
                                                     -----------      ------------
   NET TRADING INCOME (LOSS)                            (130,138)         221,420

Interest income, net of cash management fees              36,534    	   86,012
                                                     -----------      ------------
   TOTAL INCOME (LOSS)                                   (93,604)         307,432
                                                     -----------      ------------

EXPENSES:
   General partner management fees                       240,233    	  193,054
   Advisor Management fees                                62,928      	   51,384
   Incentive fees					       0            8,132
   Administrative expenses                                47,854       	   22,236
                                                     -----------        ----------
   TOTAL EXPENSES                                        351,015    	  274,806
                                                     -----------        ----------
NET INCOME (LOSS)                                    $  (444,619)     $    32,626
                                                     ===========       ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $   (98.13)      $     2.63
                                                     ===========        ==========


The accompanying notes are an integral part of these statements.

    EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
				   UNAUDITED

                                                   SIX MONTHS ENDED   SIX MONTHS ENDED
						     JUNE 30, 2009     JUNE 30, 2008
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                               $  (493,559)    $   221,201
Change in net unrealized trading gain
  (loss) on open contracts                              (584,035) 	  13,275
Net foreign currency translation loss             	  (6,272)         (1,866)
Brokerage Commissions                                    (18,925)        (11,190)
                                                     -----------      ------------
   NET TRADING INCOME (LOSS)                          (1,102,791)        221,420

Interest income, net of cash management fees              79,507    	  86,012
                                                     -----------      ------------
   TOTAL INCOME (LOSS)                                (1,023,284)        307,432
                                                     -----------      ------------

EXPENSES:
   General partner management fees                       506,445    	 193,054
   Advisor Management fees                               132,636     	  51,384
   Incentive fees					       0           8,132
   Administrative expenses                                83,622       	  22,236
                                                     -----------        ----------
   TOTAL EXPENSES                                        722,704  	 274,806
                                                     -----------        ----------
NET INCOME (LOSS)                                    $(1,745,988)     $   32,626
                                                     ============    =============

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $(363.72)        $    2.63
                                                     ============    =============


The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2009
				  UNAUDITED


                                   UNITS     LIMITED PTRS
                                 A SHARES      A SHARES         TOTAL
                                ----------   ------------       ------------
BALANCES, January 1, 2009         4,940.65     18,713,395        18,713,395
Additional Units Sold                13.34         50,000            50,000
Redemptions                        (351.66)    (1,258,919)       (1,258,919)
Less Offering Costs                     --           (495)             (495)
Net Loss                                --     (1,745,988)       (1,745,988)
                                ----------   ------------      ------------
BALANCES, June 30, 2009           4,602.33   $ 15,757,993      $ 15,757,993
                                ==========   ============      ============

Net asset value per unit,
   January 1, 2009		              $3,787.64
Net profit (loss) per unit                      (363.72)
                                             ------------
Net asset value per unit
   June 30, 2009                              $3,423.92
                                             ============



The accompanying notes are an integral part of these statements.

               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE SIX MONTHS ENDED JUNE 30, 2008
				  UNAUDITED


                                   UNITS     LIMITED PTRS
                                 A SHARES      A SHARES         TOTAL
                                ----------   ------------       ------------
BALANCES, January 1, 2008        4,536.77     13,292,071        13,292,071
Additional Units Sold              752.77      2,178,218         2,178,218
Redemptions                       (116.84)      (334,040)         (334,040)
Net Profit (Loss)                      --         32,626            32,626
                                ----------   ------------      --------------
BALANCES, June 30, 2008          5,172.70   $ 15,168,875      $ 15,168,875
                                ==========   ============      ============

Net asset value per unit,
   January 1, 2008		              $2,929.85
Net profit (loss) per unit                         2.63
                                             ------------
Net asset value per unit
   June 30, 2008                              $2,932.49
                                             ============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
				  UNAUDITED

                                                            SIX MONTHS ENDED     SIX MONTHS ENDED

                                                               JUNE 30, 2009       JUNE 30, 2008
                                                              -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income(loss)                                               $   (1,745,988)       $    32,626
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:

         Unrealized gain or loss on open commodity futures contracts     584,035            (13,275)
      Decrease (increase) in interest receivable                         (25,334)            18,412
      Decrease (increase) in other receivable                                 --               (964)
      (Decrease) increase in incentive fees payable                     (885,100)          (441,812)
      (Decrease) increase in management fees payable                      (6,615)             4,925
      (Decrease)increase in General Partner management fees payable       (9,928)	      3,470
     (Decrease) increase in other accrued expenses                       (14,391)           (36,293)
                                                                      ------------      -------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (2,103,320)          (432,911)
                                                                      ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                     (1,391,801)         (668,363)
   Partner addition of units,net of offering costs                         49,505         2,178,218
                                                                      ------------      -------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (1,342,296)        1,509,855
                                                                      ------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (3,445,616)        1,076,944

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                      19,265,788        14,116,964
                                                                      ------------      -------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                          $ 15,820,172       $15,193,908
                                                                      ============      =============
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts                                $ 15,779,446       $15,168,191
     Cash and cash equivalents                                             40,726            25,717
                                                                      ------------      -------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS                      $ 15,820,172       $15,193,908
                                                                      ============      =============

The accompanying notes are an integral part of these statements



EVEREST FUND, L.P.

                     	NOTES TO FINANCIAL STATEMENTS
                             	JUNE 30, 2009

(1)  GENERAL INFORMATION AND SUMMARY

The Everest Fund, L.P., formerly Everest Futures Fund, L.P. (an Iowa Limited Partnership), (the "Partnership") is a limited partnership organized in June 1988, under the Iowa Uniform Limited Partnership Act (the "Act") for the purpose of engaging in the speculative trading of commodity futures and options thereon and forward contracts (collectively referred to as "Commodity Interests"). The sole General Partner of the Partnership is Everest Asset Management, Inc. (the "General Partner").

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


Recently adopted accounting pronouncements


In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, (FASB 165) which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This FASB was effective for interim and annual periods ending after June 15, 2009.

Effective January 1,2009 the Partnership adopted SFAS No. 161,
Disclosure about Derivative Instruments and Hedging Activities.(See note 6)


Recent Accounting Pronouncements

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the
Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP No. 157-4). FSP No. 157-4 requires entities to consider whether events and circumstances indicate whether the transaction is or is not orderly as opposed to a forced or distressed transaction. Entities would place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities. FSP No. 157-4 provides additional guidance for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not believe this will have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162" (SFAS 168).
The FASB Accounting Standards Codification (Codification) will be the single source of authoritative nongovernmental U.S. GAAP.
The Codification will launch on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.
The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database. After the Codification launch on July 1, 2009 only one level of authoritative GAAP will exist, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification will have an impact to the Company's financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.


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

The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

                                 Fair Value Measurements Using
                              ----------------------------------------

                                   Quoted Prices in       Significant          Significant
                                   Active Markets for     Other                Unobservable
                                   Identical Assets       Observable Inputs    Inputs
                         Total        (Level I)             (Level II)         (Level III)
                      -----------   ----------------      ---------------    --------------
Assets
 Cash and equivalents  $15,820,172       $15,820,172         $     -            $   -
                     -------------   ---------------      ---------------    --------------
Investments
  Long Futures
    Contracts              -12,370          -12,370                -                -

  Short Futures
    Contracts               88,137           88,137                -                -
                    ---------------   --------------      ---------------    --------------
                            75,767           75,767                -                -
                    ---------------   --------------      ---------------    --------------

Total assets at fair
value                 $ 15,895,939      $15,895,939         $      -            $   -
                    ===============   ==============      ===============    ==============


The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

                                             Fair Value Measurements Using
                                        ----------------------------------------
                                      Quoted Prices in       Significant          Significant
                                      Active Markets for     Other                Unobservable
                                      Identical Assets       Observable Inputs    Inputs
                            Total       (Level I)             (Level II)           (Level III)
                        -------------  ----------------    ----------------    ---------------
Assets
 Cash and equivalents   $15,193,908     $15,193,908          $      -              $   -
                       --------------  ----------------    ---------------     ---------------
Investments
  Long Futures
    Contracts               509,539         509,539                 -                  -

  Short Futures
    Contracts              (250,638)       (250,638)                -                  -
                        ------------   --------------      ---------------     ---------------
                            258,901         258,901                 -                  -
                        ------------   --------------      ---------------     ---------------

Total assets at fair
value                   $15,452,809     $15,452,809         $       -              $   -
                        ============   ===============     ===============     ===============




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

Beginning in mid-October 2005, the Partnership engaged Calyon Financial, Inc. ("CFI") as the Partnership's futures and options on futures broker, and engaged, Calyon Financial, SNC ("CFS") as the Partnership's foreign currency or forwards currency broker, (collectively referred to as the "Clearing Brokers"). On January 2, 2008 Calyon Financial, Inc. and SNC changed their company title to Newedge Financial, Inc. Newedge Financial, Inc. further changed their name to Newedge USA, LLC, as a result of a merger on September 1, 2008 between Newedge Financial, Inc. and Newedge USA, LLC. The agreements provide that the Clearing Brokers charge the Partnership brokerage commissions at the rate of between $5.80 to $10.70 per round-turn trade, plus applicable exchange, give up fees and NFA fees for futures contracts and options on futures contracts executed on domestic exchanges and over the counter markets. For trades on certain foreign exchanges, the rates may be higher.

The Partnership also reimburses the Clearing Brokers for all delivery, insurance, storage or other charges incidental to trading and paid to third parties.

The Partnership earns interest on 95% of the Partnership's average monthly cash balance on deposit with its Brokers at a rate equal to the average 91-day Treasury Bill rate for US Treasury Bills issued during that month.

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM"). At June 30, 2009 and 2008 approximately 99.89% and 99.67%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25%
(.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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

The following tables summarize quantitative information required by SFAS 161:

Derivatives not designated as hedging instruments under SFAS 133






                    Asset Derivatives

                    Balance Sheet
                    Location                       Fair Value      #of contracts

Agricultural
   Net unrealized trading gains on open contracts    32,127             45
Currencies
   Net unrealized trading gains on open contracts    29,350             54
Energy
   Net unrealized trading gains on open contracts   (86,931)            36
Metals
   Net unrealized trading gains on open contracts   (29,820)            14
Interest rates
   Net unrealized trading gains on open contracts    38,408             51
Indices
   Net unrealized trading gains on open contracts     4,496             12
                                                    ========        ========
                                                    (12,370)           212








                Liability Derivatives

                Balance Sheet
                 Location                           Fair Value  #of contracts     Net


Agricultural
    Net unrealized trading gains on open contracts   74,233       66           106,360
Currencies
    Net unrealized trading gains on open contracts     -           -            29,350
Energy
    Net unrealized trading gains on open contracts    4,140        6           (82,791)
Metals
    Net unrealized trading gains on open contracts   (1,100)       4           (30,920)
Interest rates
    Net unrealized trading gains on open contracts   10,864       48            49,272
Indices
    Net unrealized trading gains on open contracts     -           -             4,496
                                                    ========  ========       ===========
                                                     88,137      124            75,767








                        Trading Revenue for the

                  Three Months Ended June 30,2009


Line Item in Income Statement


Realized                        (293,374)

Change in unrealized             163,236
                               ===========
                                (130,138)


Includes net foreign currency translation gain(loss)




Three months average of futures contracts bought and sold


April 2009                    (360,375)

May 2009                       938,905

June 2009                     (708,668)
                              ==========
Total                         (130,138)
                              ==========
3 month average                (43,379)



For the three months ended June 30, 2009, the monthly average of futures contracts bought and sold was approximately (43,379), respectively.



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

                                                  June 30, 2009 unaudited
                                       ---------------------------------------------
                                               Futures       Forwards        Total
                                       --------------------  -----------    -----------
Gross unrealized gains                        104,381           $89,237      $193,618
Gross unrealized losses                      (116,751)           (1,100)     (117,851)
                                       --------------------  -----------   -----------
Net unrealized gains (losses)                ($12,370)          $88,137        75,767
                                       ====================  ===========   ===========




                                                  June 30, 2008 unaudited
                                       ---------------------------------------------
                                              Futures       Forwards        Total
                                       ------------------  -------------   -------------
Gross unrealized gains                       $509,539        $55,617         $565,156
Gross unrealized losses                         -           (306,255)        (306,255)
                                       ------------------  -------------   -------------
Net unrealized gains (losses)                $509,539      ($250,638)        $258,901
                                       =================   =============   =============


(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the quarter ended June 30, 2009 and June 30, 2008.

                                            Three months ended       Three months ended
                                               June 30, 2009          June 30, 2008
                                           -------------------     ---------------------
                                                Class A                     Class A
                                           -------------------     ---------------------
Total return before distributions*              (2.79%)                    0.09%
                                           ===================     =====================
Ratio to average net assets:
      Net investment Income (loss)**            (7.75)%                   (5.32%)
                                           ===================     =====================
      Management fees                            5.92%                     5.44%
      Incentive fees                               0 %                     0.24%
      Other expenses                             2.73%                     2.08%
                                           -------------------     ----------------------
      Total expenses**                           8.65%                     7.76%
                                           ===================     ======================


*Not annualized
**Annualized


The following financial highlights show the Partnership's financial performance for the six months ended June 30, 2009 and June 30, 2008.






                                           Six months ended         Six months ended
                                             June 30, 2009            June 30, 2008
                                           -------------------     ---------------------
                                                Class A                   Class A
                                           -------------------     ---------------------
Total return before distributions*              (9.60%)                   20.22%
                                           ===================     =====================
Ratio to average net assets:
      Net investment Income (loss)**            (7.56)%                  (11.22%)
                                           ===================     =====================
      Management fees                            5.95%                     5.42%
      Incentive fees                               0 %                     6.68%
      Other expenses                             2.54%                     2.08%
                                           -------------------     ----------------------
      Total expenses**                           8.49%                    14.18%
                                           ===================     ======================



*Not annualized
**Annualized


(9)   SUBSEQUENT EVENTS


Management of the Company evaluated subsequent events through August 14, 2009, the date of the review of the financial statements were issued. There are no subsequent events to disclosure.


Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of June 30, 2009, the statements of operations for the three months and six months ended June 30, 2009 and 2008, the statements of cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2009 and 2008 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2009, results of operations for the three months and six months ended June 30, 2009 and 2008, cash flows and changes in partners' capital (net asset value) for the six months ended
June 30, 2009 and 2008. The results of operations for the full six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Fiscal Quarter ended June 30, 2009


Class A Units were negative 2.76% in April 2009 resulting in a Net Asset Value per unit of $3,424.69 as of April 30, 2009.

The Partnership's performance was negative in April. Gains in the energy, equity and agricultural sectors were not enough to offset losses in currency, metals and interest rates. The currency sector was the worst-performing sector for the Partnership. A portion of the losses in this sector came from trading in the Japanese yen. The Partnership held a mix of long and short positions in interest rates for most of April, which resulted in a small net loss on the month.The energy markets on balance had a positive effect on performance in April with much of the gains coming from the sustained downtrend in natural gas prices.The agricultural sector of the portfolio made a positive contribution to performance in April. The Partnership's trading in the metal sector was quiet as exposures were low for most of the month. Gold continues to trade in a choppy fashion, alternately taking its cues from its status as a store of value in times of strife and as a hedge against inflation and as a de facto currency. The changing winds on all these fronts have made Gold a very difficult market to trade. Similarly, the Partnership suffered small losses in its trading in the Silver market.

Class A Units were positive 5.10% in May 2009 resulting in a Net Asset Value per unit of $3,599.32 as of May 31, 2009.

All but one sector in the Partnership made a positive contribution to the Partnership's gains. Currency trading led the way in May as the U.S. dollar suffered a significant decline during the month. Trading in the interest rate sector was also profitable in May.A number of agricultural markets turned in strong performance in May. Soybeans was the best-performing market in this sector as it benefited from global macro factors, such as the weaker U.S. dollar, but also from positive seasonal supply factors.The coffee market was also quite strong and an important driver of the Partnership's performance in May. While energies were hardly left out of the broad commodity market rally in May, the Partnership's trading suffered small losses making it the lone unprofitable sector for the month.


Class A Units were negative 4.87% in June 2009 resulting in a Net Asset Value per unit of $3,423.92 as of June 30, 2009.

In June, the Partnership gave back most of the gains from the previous month as many of the trends that emerged in May stalled or reversed direction.The interest rate sector was negative for the month, where there was at least a temporary reversal in the trend toward higher global interest rates. Performance in currencies was slightly negative in June as gains from trading in the British pound were not enough to offset losses from trading in European currencies and the Japanese yen. While equity markets worldwide have recovered from the multi-year lows put in during March, the rally lost momentum in June.The Partnership suffered losses in its trading of gold and silver. The energy markets contributed positively to the Partnership's performance in June. The direction of crude oil has loosely followed the path of equities for much of the past year. While crude oil is up substantially from the lows of February and March upside momentum did seem to slow in June. The Partnership's trading models reduced exposure to the market at different points during the month which limited overall losses.


Fiscal Quarter ended June 30, 2008


Class A Units were negative 5.45% in April 2008 resulting in a Net Asset Value per unit of $2,770.30 as of April 30, 2008.

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

See Note 7 of the Notes to Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Note 7, the General Partner reviews on a daily basis reports of the Partnership's performance, including monitoring of the daily net asset value of the Partnership. The General Partner also reviews the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partner relies on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure, which provides the General Partner assurance that the Partnership will not suffer trading losses through the Clearing Broker.


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


See Note 7 of the Notes to Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. In addition to the procedures set out in Note 7, the General Partner reviews on a daily basis reports of the Partnership's performance, including monitoring of the daily net asset value of the Partnership. The General Partner also reviews the financial situation of the Partnership's Clearing Broker on a monthly basis. The General Partner relies on the policies of the Clearing Broker to monitor specific credit risks. The Clearing Broker does not engage in proprietary trading and thus has no direct market exposure, which provides the General Partner assurance that the Partnership will not suffer trading losses through the Clearing Broker.


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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds


RECENT SALES OF UNREGISTERED SECURITIES A UNITS

                                      2nd quarter 2009   2nd quarter 2008

Units Sold                                   0                   752.77

Value of Units Sold                          0              $ 2,178,218



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




                     2. Form 8-K Amendment filed 03/20/2009


	                UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549

		        FORM 8-K AMENDMENT

			CURRENT REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report (Date of earliest event reported): March 20, 2009

			THE EVEREST FUND, L.P.
		(Exact name of registrant as specified in its charter)

          Iowa  	           0-17555             42-131818
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

                                EVEREST FUND, L.P.

Date: August 14, 2009     By:  Everest Asset Management, Inc.,
                                     its General Partner


				          By:__/s/ Peter Lamoureux_____

					        Peter Lamoureux
					        President
1


39