Form 10-K/A
period 2007-12-31
EVEREST FUND L P
filed 2009-10-28
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.  20549

                  FORM 10K AMENDED


Annual report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934


For the fiscal year ended       Commission File Number
December 31, 2007                        0-17555

                The Everest Fund, L.P.
(Exact name of registrant as specified in its charter)


      Iowa                            42-1318186
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)       Identification No.)

1100 North 4th Street, Suite 143, Fairfield, Iowa  52556
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

The Everest Fund, L.P. (the "Partnership" or "Everest") is a limited partnership organized on June 20, 1988 under the Iowa Uniform Limited Partnership Act. The business of the
Partnership is the speculative trading of commodity futures contracts and other commodity interests, including forward contracts on foreign currencies (Commodity Interests) either directly or indirectly through other entities, including subsidiaries, partnerships, funds or other limited liability entities, which constitute one industry segment. The Partnership commenced its trading operations on February 1, 1989. Its General Partner is Everest Asset
Management, Inc. (the "General Partner") a Delaware corporation organized in December, 1987.


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


Effective January 1, 2007 the Partnership allocated 75% of its assets to the JWH Global Analytics Program ( GAP ) and 25% to the Worldwide Bond Program ( WBP ). The Currency
Strategic Allocation Program ( CSAP) was eliminated as a trading program for the Fund.

Effective June 1, 2007 the Partnership allocated 100% of its assets to the JWH Global Analytics Program ( GAP ). The
Worldwide Bond Program ( WBP ) was eliminated as a trading program for the Partnership.


On December 28, 2006, The Everest Fund, L.P. received the first in a series of anticipated distributions in the Refco matter. Of the approximately $7,500,000 that became inaccessible in October 2005, the Partnership has received $1,365,525.51. That represents an amount equal to approximately 18% of the frozen assets. The December 2006 statement reflected a prorata decrease in the number of AA and II shares, and a corresponding increase in the A units or I units to reflect their pro rata share of the distribution for investors who have been in the Partnership since
October 12, 2005. For investors who were in the Partnership on October 12, 2005 and have since redeemed, the Partnership redeemed a portion of their AA and II shares effective December 31,2006 and sent out checks for their pro rata share of the distribution in January 2007. These changes do not apply to those who have come into the Partnership after October 2005.

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

The address of the General Partner and the Partnership is 1100 North 4th Street, Suite 143, Fairfield, Iowa 52556, and the telephone number at such location is (641) 472-
5500.  The General Partner changed its name as of March 1,
1994 and amended its Certificate of Incorporation, with no other changes, accordingly. In accordance with the provisions of the Commodity Exchange Act and the rules of the National Futures Association (NFA), the General Partner is registered as a commodity pool operator and a commodity trading advisor, JWH is registered as a commodity trading advisor and the Clearing Broker is registered as a futures commission merchant, each subject to regulation by the Commodity Futures Trading Commission (CFTC). Each is also a member of the NFA in such capacity.

Newedge Financial Inc., part of the Newedge
Group joint venture between Societe Generale and Calyon currently acts as Everest's clearing broker.


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


In addition, the Partnership reimburses the General Partner for the actual organization and offering expenses advanced by it, not to exceed one percent of the Class A Net Asset
Value of Units sold. The Partnership reimburses the General
Organization and offering expenses shall mean all expenses incurred by the Partnership or the General Partner in connection with and in preparation to offer and distribute the Units to investors, including, but not limited to, expenses for traveling, printing, engraving, mailing, salaries of employees while engaged in sales activity, charges of transfer agents, registrars, trustees, escrow holder, depositories, experts, expenses of qualification of the sales of its securities under state law, including taxes and fees and accountants and attorneys fees.

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


The Commodity Broker has agreed to pay Everest interest on 95% of Everest assets (including open trade equity) deposited with it during a month at the average of 91-day
U.S. Treasury Bills purchased by the Commodity Broker during each month. The Commodity Broker will retain all excess interest, if any, earned on the Everest assets, above the amount of interest paid to Everest. The interest rate to be paid by the Commodity Broker to Everest is a negotiated rate which has been negotiated between the Commodity Broker and the General Partner. The actual interest income on Everest's assets earned by the Commodity
Broker may be greater than or less than the negotiated rate to be paid by the Commodity Broker to Everest.The Commodity
Broker will also be responsible for execution and clearance of futures contracts (and possibly certain other Commodity
Interests).

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the A Units.The General Partner may pay up to 100% of the funds it receives to the selling agents as additional selling commission. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will be approximately $80,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party.By their nature, the dollar amount of extraordinary expenses cannot be estimated. With respect to Class AA and II, extraordinary expenses paid or accrued were $69,449, for the year ended December 31,2007. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 2003-2007 can be found in the table in Item 6 below.

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

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of the Partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests.
Financial information about the Partnership's business, as of December 31, 2007 is set forth under Items 6 and 7 herein.

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

The Partnership's Trading Account May Be Leveraged or de-levereged.The general partner may, in its sole discretion, periodically adjust the size of the trading account with JWH by increasing or decreasing the cash, other assets or notional Partnerships allocated to it
(and thus the amount by which the Partnership's assets are leveraged). Because the trading account may be leveraged,
(i) the Partnership may incur greater risk since the Partnership may experience greater losses, as measured by a percentage of assets actually allocated to JWH, due to the notional Partnerships component; (ii) the Partnership's returns may experience greater volatility compared to the returns which the Partnership would have achieved on a non-leveraged basis; and (iii) the Partnership may receive more frequent and larger margin calls. Because the trading account may be de-leveraged, the partnership may incur smaller gains than it would if the JWH trading program had been fully allocated.

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

	Reliance on Timely and Accurate Market Data. JWH's ability to detect market trends and trade them profitably depends on its access to timely and accurate market price data throughout the trend identification and trading processes. If price data is not available or is delayed, JWH would be unable to trade for client accounts until reliable data sources have been restored. Data reconciliation procedures are applied each day to confirm accurate price quotations, and on the subsequent day prices that were employed in the JWH systems are re-reconciled in an attempt to identify changes from previously posted prices. JWH's traders are required to confirm a price from multiple sources before executing a trade, and, during volatile market conditions, traders request confirmation of high and low prices from the floor before placing a trade.
Inaccurate information may be generated by a data vendor, or an exchange may transmit inaccurate prices that a vendor then distributes to JWH, but which are later cancelled or amended by the exchange. In addition, JWH may obtain from third parties, such as clearing firms, information about price or about contract specifications and changes to them.
Inaccurate price information may cause JWH to enter or close trades that it would not otherwise have entered or closed, to trade or fail to trade at times that would have been indicated by accurate data, or to be completely unable to place a trade. Communications or technical failure may also cause an electronic trading tool to fail, which could cause JWH to fail to act when a trading stop is reached.
As a result of such potential data problems, client accounts may be unable to exit positions or miss the opportunity to establish new positions. JWH receives price data electronically. Data providers typically make no representations or warranties about the accuracy or timeliness of the data they provide, and assume no financial liability for lost profits, trading losses or other consequential damages. Data providers also disclaim any responsibility for events of force majeure, as well as for actions (or inaction) of third party information, hardware and software providers, and for interruption of means of communication. Because all of the data required for JWH's trading is provided from third parties, JWH, cannot, despite its employment of the precautions described above, make any assurances that its efforts will detect erroneous or incomplete data, or prevent client accounts from incurring losses or missing profit opportunities.

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

Non-Correlated, Not Negatively Correlated, Performance
Objective. Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand (as opposed to negative correlation, where the performance would be exactly opposite between two asset classes).
Because of this non-correlation, the Partnership cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Partnership's investments do not perform in a manner non-correlated with the general financial markets, or do not perform successfully,limited partners will obtain no diversification benefits by investing in the units and the Partnership may have no gains to offset their losses from other investments.

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

 Forex Trading Counterparty Creditworthiness.  The
Partnership will enter into an agreement with an equity in the Newedge Group which will result in such entity acting as the counter-party to the Partnership s foreign currency transactions. That is, the counterparty will be the seller of all forex instruments purchased by the Partnership and the buyer of all forex instruments sold by the Partnership.
The counterparty's financial benefit from entering into these transactions with the Partnership is derived from its ability to participate in the foreign exchange interbank markets, which are only available to large institutional investors. The counterparty's compensation will be derived from a mark-up on the bid/ask spread price quoted to the Partnership on each transaction, and the counterparty's ability to offset these transactions in the foreign exchange interbank market. In the event that the counterparty is unable to successfully participate in this market, the ability of the counterparty to enter into transactions with the Partnership may be interrupted. In addition, the counterparty has entered into similar agreements with other persons, and thus acts as the counter-party in transactions effected by these other persons. Because the counterparty acts as counter-party in these transactions, the Partnership is subject to the additional risk that the counterparty will be unable to fulfill its obligations to the Partnership. Moreover, in the event of a bankruptcy of the counterparty, the Partnership may be unable to recover assets held at the counterparty, even if such assets are directly traceable to the Partnership. In the event of the counterparty's bankruptcy, there is no equivalent of the Securities
Investors Protection Corporation insurance as applicable in the case of securities broker dealers bankruptcies.

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

        (b) As of December 31, 2007, there were 4,793.613
Class A Units held by Limited Partners. A total of 3,520.97
Units were redeemed by Class A Limited Partners during
2007. During this same period, there were 993.87 Units redeemed by Class I Limited Partners, 1,066.54 units redeemed by Class AA Limited Partners and 121.11 units redeemed by Class II Limited Partners. Additionally, there were 719.67 Units transferred from Class AA to A and 72.86
Units transferred from Class II to I. The Seventh Amended and Restated Agreement of Limited Partnership for the Partnership contains a full description of redemption and distribution procedures.


RECENT SALES OF UNREGISTERED SECURITIES IN 2007 A UNITS

  2007                       1st quarter   2nd quarter     3rd quarter    4th quarter
Units Sold                     25.51          0               0                0

Value of Units Sold          $50,000          0               0                0


RECENT SALES OF UNREGISTERED SECURITIES IN 2007 I UNITS

  2007                       1st quarter   2nd quarter     3rd quarter    4th quarter
Units Sold                    23.78           0               0                0

Value of Units Sold          $50,000          0               0                0




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


Item 6.	Selected Financial Data

                                2003      2004        2005        2006      2007
                              --------   -------      -------    -------   -------
                                         (In thousands, except amounts per Unit)
1. Net trading Gain*            $8,249    $5,098      $165       $-1,117     $2,438
2. Interest and other income    $441      $461        $988       $940        $2,323
3. Expenses                     $3,403    $2,632      $2,466     $6,089      $995
4. Net Income                    4,846     2,466      -2,302     -7,206      3,766
5. Income (Loss)
   Per Unit: A Shares            184.01   175.60      -193.95    -321.57     522.26
             I Shares              0.00   365.10      -122.38    -270.57     630.86
            AA Shares              0.00     0.00        -7.77    -1,342.5    2,703.69
            II Shares              0.00     0.00        -8.08    -1,396.40   2,812.13
6. Total Assets                  34,590   37,126       33,192    19,769      11,976
7. Long Term Obligations            0        0            0        0          0
8. Cash Dividend per Unit           0        0            0        0          0
9. Total partners capital        33,461   36,309       32,539     18,711     11,693
10. Increase/decrease in NAV      9,260    2,848       -3,770    -13,828     -7,018




* Certain prior year amounts have been reclassified to conform to the current year presentation.





Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.



Liquidity and Capital Resources


We receive our capital resources from investor's contributions.

Net Asset Value of an interest is defined in the Partnership
Agreement to mean the Net Assets allocated to the capital account represented by such interest on the date of calculation and includes that interest's pro-rata share of all assets attributable to that Class of units less all liabilities attributable to that Class of units determined in accordance with the principles specified in the Partnership Agreement or, where no principle is specified, in accordance with U.S. generally accepted accounting principles consistently applied under the accrual basis of accounting.

Past performance is not necessarily indicative of future results.
An investment in the partnership is speculative and involves a substantial Risk of loss.

Off-Balance Sheet Risk

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Partnership, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.
If the markets should move against all of the futures interests positions of the Partnership at the same time, and if the commodity trading advisors were unable to offset futures interest positions of the Partnership, the Partnership could lose all of its assets and the Limited Partners would realize a 100% loss. Everest Asset Management, Inc., the General Partner, minimizes market risk through diversification of the portfolio allocations to JWH, which in turn trades a diversified portfolio, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures and forward contracts there is a risk that the counterparty will not be able to meet its obligations to the Partnership.The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange.
In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk.In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

For the year ended December 31, 2007, Limited Partners redeemed a total of 3520.97 Class A Units for $6,375,499. Limited Partners redeemed a total of 993.87 Class I Units for $2,197,979. Limited Partners redeemed a total of 1,066.54 Class AA Units for $2,016,751 and
Limited Partners redeemed a total of 121.11 II units for $291,597. Additionally, there were 719.67 Units representing $1,235,725 transferred from Class AA to Class A and 72.86 Units representing $75,760 transferred from Class II to Class I.


During 2007, investors purchased 25.51 Class A Units for
$50,000. Limited Partners purchased 23.78 Class I Units for $50,000.

The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions.

See Footnote 7 of the Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General
Partner of the Partnership reviews on a daily basis reports of the performance of the Partnership, including monitoring the daily net asset value of the Partnership. The financial situation of the Clearing Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity
Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General
Partner with assurance that the Partnership, will not suffer trading losses through the Commodity Broker.



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

The Partnership continued to employ John W. Henry &
Company, Inc.'s (JWH) GlobalAnalyticsR Family of Programs.


Class A Units were positive 1.24% in January 2007 resulting in a Net Asset Value per unit of $ 1,940.87 as of January 31, 2007.

Class I Units were positive 1.51% resulting in a Net Asset
Value of $2,102.21 as of January 31, 2007.

The Partnership's performance was positive for the month of January. The interest rate sector led performance with strong gains as the program's systematic trend following approach enabled it to profit from a weakening trend in European and U.S. fixed incomemarkets. The Partnership's disciplined systematic investment style was able to profit despite short-term market moving events that caused spikes in volatility resulting in strong reversals. This type of activity diminished the Partnerships returns as the currency sector experienced losses due to a continuation of the reversal in the U.S. dollar's weakening trend (which started in December) against major European currencies.



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

Class A Units were positive 10.87 % in June 2007 resulting in a Net Asset Value per unit of $1,897.72 as of June 30, 2007.

Class I Units were positive 11.13 % resulting in a Net
Asset Value per unit of $2,082.77  as of June 30, 2007.

The Partnership's performance was positive for the month of June. Despite potentially market-dislocating events, including terrorism incidents in the United Kingdom and the sub prime mortgage problems in the United States, the Partnership was able to profit as its long-term trend-following approach excelled, holding profitable positions through the market turmoil. The Partnership's systematic approach has profited over the past few months since the equity induced dislocation of financial markets that occurred towards the end of the 1st quarter, which we suggested might be a precursor for a major shift in market trends.


Update on the RCM recovery efforts (For those investors in the Partnership in October 2005)

On June 28th, 2007 Partnership received a third distribution
From Refco in the amount of $668,172.21. That amount was equal to approximately 9 cents on the dollar of the original amount that was frozen in October 2005. This, in addition to the other distributions, brought the recovery to approximately 32 cents on the dollar as of the end of June 2007.
The Partnership increased the Class A units for each investor in the Partnership by their pro rata share of the distribution. Checks were mailed for the benefit of any investors who have redeemed.


3 months ended September 30, 2007


 The Partnership recorded a gain of $453,710 or $ 82.25 per Unit of Class A Units $107.27 (for Class I Units, loss of $7.51 for Class AA Units and loss of $7.81 for Class
II Units) for the fiscal quarter ended September 30, 2007. This compares to a loss of $ 4,750,979 or $(26.08) per Unit of Class A Units $(10.28) for Class I Units),
$1,340.82 for Class AA Units and $1,394.52 for Class II
Units for the fiscal quarter ended September 30, 2006.
The quarter ended September 30, 2007 showed a gain of 4.33%( total return) for the Class A Units of the Partnership (a gain of 5.15% for the Class I Units, a loss of 0.75% for Class AA Units and a loss of 0.75% for Class II Units).


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


Class A Units were negative 8.25% in August 2007 resulting in a Net Asset Value per unit of $1,710.05 as of August 31, 2007.

Class I Units were negative 7.99% resulting in a Net Asset
Value of $1,887.20 as of August 31, 2007.

Partnership's performance was impacted as the crisis that began in the sub-prime mortgage market continued spreading globally, undermining demand for corporate bonds, equities and commercial paper.The spread of the U.S. contagion produced short-lived, sharp and unusually well correlated spikes in volatility throughout global financial markets.
As a result, the Partnership's long-term diversified trend-following methodology suffered losses as the market dislocations forced the exiting of positions.


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

The agriculture sector was the Partnership's strongest performer for the month as the slumping dollar, which enhanced the appeal of grains as an inflation hedge, and a global grain shortfall drove wheat and soybean prices to record highs.
The currency sector was positive for the month as the U.S.
dollar hit record lows in the wake of the larger-than-expected interest rate cut by the Fed.

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

First Quarter 2006

The Partnership recorded a loss of $767,181 or $70.29 per Unit of Class A Units ($55.42 for Class I Units, $2.03 for Class AA Units and $2.11 for Class II Units) for the fiscal quarter ended March 31, 2006. This compares to a loss of $3,249,420 or $218.23 per Unit of Class A Units ($202.84
for Class I Units) for the fiscal quarter ended March 31, 2005. The quarter ended March 31, 2006 showed a loss of 3.14% (total return) for the Class A Units of the Partnership (-2.37% for the Class I Units, 0.09% for Class AA Units and 0.09% for Class II Units).


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

Class A Units were negative 11.06% in July 2006 resulting in a Net Asset Value per unit of $1,858.73 as of July 31, 2006.

Class I Units were negative 10.80% resulting in a Net Asset
Value of $1,982.00 as of July 31, 2006.

Class A Units were positive 7.63% in August 2006 resulting in a Net Asset Value per unit of $2,000.56 as of August 31, 2006.

Class I Units were positive 7.89% resulting in a Net Asset
Value of $2,138.44 as of August 31, 2006.


Update on the RCM recovery efforts

There has been a substantial development in the Refco case.
After weeks of intensive efforts, on September 14, 2006
Refco, Inc. and all of its subsidiaries and affiliates who are the Debtors, filed a plan of Chapter 11 (the Plan) and a Disclosure Document with the bankruptcy Court. The
Plan has the support of the Creditor Committees, the Debtors, the RCM Trustee and has signatures of a 'supermajority' of creditors at the RCM level.A hearing for approval of the Disclosure Statement is scheduled for October 16, 2006, at which time any objections will be heard. It cannot be determined in advance whether any objections will become an obstacle, or whether the Court will approve the Plan. If it moves forward, the Plan is slated to be confirmed by the Court on or before December
15, 2006, and it should become effective on or before December 31, 2006 (Effective Date).


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

December 31, 2007
of Total
Market Sector                Value at Risk            %
Capitalization
Commodities		      0.16                  1.39%
Energies	              0.32                  2.73%
Financial Stock Indices       0.03                  0.28%
Interest Rates		      0.17                  1.45%
Metals			      0.04	            0.37%
Currencies	              0.14	            1.23%
Total		              0.87 million          7.43%



December 31, 2006
of Total
Market Sector                Value at Risk            %
Capitalization
Commodities		      0.06                  0.33%
Energies	              0.00                  0.00%
Financial Stock Indices       0.04                  0.19%
Interest Rates		      0.08                  0.43%
Metals			      0.00	            0.00%
Currencies	              2.38	           12.71%
Total		              2.56 million         13.66%



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


THE EVEREST FUND, LIMITED PARTNERSHIP
Supplementary Summarized Quarterly Data
For the four Quarters for 2007 and 2006




         March 31,2007     June 30,2007  September 30,2007   December 31,2007
           Class A           Class A         Class A           Class A
        --------------     -----------   -----------------   --------------

Net Income  $-1,723,615     $1,254,082     $354,753            $2,112,595

Increase in Net Asset Value
Per Unit    $-214.58        $195.27        $82.25              $459.32

Net Asset Value
Per Unit    $1,702.45       $1,897.72      $1,979.97           $2,439.29

Ending Net Asset
Value       $11,243,513     $9,591,967     $9,203,910          $11,693,007




         March 31,2006     June 30,2006  September 30,2006   December 31,2006
           Class A           Class A         Class A           Class A
        --------------     -----------   -----------------   --------------

Net Income  $-715,255        $-350,079      $-252,914           $-1,133,548

Increase in Net Asset Value
Per Unit      $-70.29          $-77.87        $-26.08              $-146.83

Net Asset Value
Per Unit    $2,167.80        $2,089.94      $2,063.85             $1,917.03

Ending Net Asset
Value      $20,798,455     $17,387,895    $16,560,909           $14,785,461





Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

On September 18, 2007, Spicer Jeffries LLP resigned as The
Everest Fund, LP's principal independent accountant.
Spicer Jeffries LLP resigned due to the rules under the Sarbanes-Oxley Act of 2002 regarding partner rotation.
Spicer Jeffries LLP will not be considered independent with respect to the Everest Fund, LP. for the December 31, 2007 audit. The report on the financial statements prepared by Spicer Jeffries LLP for the years ended December
31, 2006, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. During the two most recent fiscal years 2005 and 2006,and subsequent interim period through the date of resignation - September 17,2007, we did not have any disagreements with Spicer Jeffries LLP on any accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During fiscal year 2007, Everest selected the firm of Ryan
& Juraska, Cerified Public Accountants, to conduct the
2007 audit. The 2007 audited financial statements and Form 10K were issued on March 31, 2008, which included a report on the financial statements by Ryan & Juraska, which did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. Subsequent to the filing of the 2007 Form 10K with the SEC, Everest received a comment letter from the SEC stating that Ryan & Juraska is not a firm registered with the PCAOB and therefore
Everest would need to file an amended 2007 Form 10K with an audit report of a firm registered with the PCAOB.

Subsequently Everest selected the firm of McGladrey & Pullen,LLP
Independent Registered Public Accountant, to conduct the
2007 audit work related to the 2007 financial statements to be included in the 2007 amended Form 10-K filing with the SEC.



Item 9A(T)	Controls and Procedures


Explanation note


The 10K filing was incomplete due to a miscommunication between Everest's attorneys and Everest. Management performed the evaluation of internal control over financial reporting but failed to complete it's report. Disclosure controls and procedures were ineffective as the end of 2007. We are herein revising our disclosures.



valuation of Disclosure Controls and
                    Procedures
The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2007, the General Partner's principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures were not effective.


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

      Management assessed the effectiveness of the Partnership's internal control over financial reporting, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.
Based on that assessment, management concluded that, as of December 31, 2007, the Partnership's internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

      This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report




Item 9B.	Other Information.

None


Item 10.	Director and Executive Officer of the
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

The officer and director of the General Partner as of December 31, 2007 is listed below:

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

Item 12.  Security Ownership of Certain Owners and
Management and Related Stockholder Matters.

          (a) As of December 31, 2007 no partners were known to the Partnership to own beneficially more than 5% of the outstanding Units:


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

Item 14.  Principal Accounting Fees and Services

Audit Fees

For the year ended December 31,2007 the aggregate fee
billed by McGladrey and Pullen, LLP, for professional
services rendered for the audit of the financial
statements included in this annual report was $20,000.
       .

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


For the year ended December 31, 2006 the aggregate fees billed by Spicer Jeffries, LLP for federal and state tax return preparation totaled $28,000.

All Other Fees

None.




Part IV


Item 15.  Exhibits, Financial Statement, Schedules.

     (a) The following documents are included herein:

         (1)     Financial Statements:

a. Report of Independent Registered Public Accounting Firm.
(Independent Auditor's Report) from:

      McGladrey and Pullen, LLP
      Spicer Jeffries, LLP

b. Statements of Financial Condition, December 31, 2007,
2006 and  2005.

c. Schedule of Investments, December 31, 2007

d. Schedule of Investments, December 31, 2006

e. Statements of Operations, Years Ended December 31, 2007
2006 and 2005 .

f. Statements of Changes in Partners' Capital, Years Ended
December 31, 2007, 2006 and 2005.

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

Date:	 October 26, 2009		The Everest Fund, L.P.


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

Date:	October 26, 2009

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


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

				   FORM 8-K AMENDMENT

				CURRENT REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

Date of Report (Date of earliest event reported): September
25, 2007


				THE EVEREST FUND, L.P.
		(Exact name of registrant as specified in its charter)

                 		Iowa 			    0-17555
42-1318186
(Commission (State or other jurisdiction of incorporation)(IRS Employer file number)
      							Identification No.)


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


Peter Lamoureux
President





EVEREST FUND, L.P.
 (An Iowa Limited Partnership)

ACKNOWLEDGEMENT








                      EVEREST FUND, L.P.
                  (An Iowa Limited Partnership)
                      FINANCIAL STATEMENTS


                      TABLE OF CONTENTS
                   Year Ended December 31, 2007
                  ______________________________

                                                  Page(s)


Report of Independent Registered Public Accounting Firm
			                                2

Financial Statements

  Statement of Financial Condition
							 3

  Condensed Schedule of Investments
						        4-5

  Statement of Operations
							6

  Statement of Changes in Partners' Capital
					                7-8

  Statement of Cash Flows
						        9

  Notes to Financial Statements
							10-21









REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the General Partner of
The Everest Fund, L.P.


We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of The Everest
Fund, L.P. (the "Partnership") as of December 31, 2007, and the related statements of operations, changes in partners' capital
(net asset value) and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Everest Fund, L.P. as of December 31, 2007, and the results of its operations, its cash flows and changes in its partners' capital (net asset value) for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of The Everest Fund, L.P. internal control over financial reporting as of December 31, 2007, included in the accompanying
Management's Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.


/S/ McGladrey & Pullen, LLP


Chicago, Illinois
March 30, 2009









                       THE EVEREST FUND, L.P.
                   (an Iowa Limited Partnership)

                 STATEMENT OF FINANCIAL CONDITION
                        December 31, 2007
                   ______________________________


                                  ASSETS


 	                                   2007
Equity in broker trading accounts
Cash and cash equivalents		$10,886,787
Net unrealized gain on open contracts	    282,372
			                -----------
	                                 11,169,159

Cash and cash equivalents	            761,476
Interest receivable		             45,406
			                -----------
Total assets                            $11,976,041
                                        ===========




LIABILITIES AND PARTNERS' CAPITAL (NET ASSETS)

Liabilities
  Management fees payable                    13,855
  Brokerage commissions and fees payable     50,840
  Accounts payable and accrued expenses      93,067
  Redemptions payable                       125,272
                                          ----------
                                            283,034
                                          ----------

Partners' Capital (Net Assets)

Limited partners, A shares,
4,793.61 units outstanding               11,693,007
                                         -----------


Total liabilities and partners'
capital (net assets)                     $11,976,041
                                         ===========



The accompanying notes are an integral part of these financial statements.



                   THE EVEREST FUND, L.P.
                 (an Iowa Limited Partnership)

                CONDENSED SCHEDULE OF INVESTMENTS
                     December 31, 2007
                   __________________________

                                                                    Unrealized
                                                     Percent of     Gain (Loss)
                          Expiration   Number        Partners'      On Open
                          Date         of Contracts  Capital        Contracts
                         ___________  ____________   ___________    ___________
Long U.S. Futures Contracts
     Currency                  Dec 08        30         0.22 %      $26,250
     Agriculture               Mar 08        189        1.65 %      192,168
     Interest Rates            Mar 08        59        (0.46)%      (53,980)
     Metals                  Feb08-Mar08     22         0.03 %        4,000
     Energy                  Mar08-Apr08     50         1.58 %      184,569
                                                      --------     ---------
       Total Long Futures Contracts                     3.02 %        353,007
                                                      ---------    ---------
Short U.S. Futures Contracts
   Interest Rates            Mar08-Sep08              (0.19)%      (22,448)
   Petroleum                   Mar 08                   .08 %        9,250
                                                      ---------    ---------
      Total Short Futures Contracts                   (0.11)%      (13,198)
                                                      ---------    ---------
      Total Futures Contracts                          2.91 %      339,809
                                                      ---------    ---------


Long U.S. Forward Contracts
   Currency                    Mar 08                  0.46 %       53,396
                                                      ---------    ---------
     Total Long Forward Contracts                      0.46 %       53,396
                                                      ---------    ---------


Short U.S. Forward Contracts
   Currency                    Mar 08                 (0.95)%     (110,833)
                                                      ---------    ---------
    Total Short Forward Contracts                     (0.95)%     (110,833)
                                                      ---------    ---------
    Total Forward Contracts                           (0.49)%      (57,437)
                                                      ---------    ---------
Total Futures and Forward Contracts                    2.42 %     $282,372
                                                     ==========   ===========


The accompanying notes are an integral part of these financial statements.



               THE EVEREST FUND, L.P.
            (an Iowa Limited Partnership)

              STATEMENT OF OPERATIONS
            Year Ended December 31, 2007
               ________________________

                                      2007
                                   -----------
Trading gains (losses)

  Net gain (loss) from trading
  Realized                         $2,590,992
  Change in unrealized                (46,282)
  Foreign currency translation         18,975
                                   -----------
                                    2,563,685
Less:brokerage commissions and fees  (126,081)
                                   -----------
Net trading gain                    2,437,604
                                   -----------

Net Investment Income (loss)

Income
   Interest income                    628,662
   Dividend income                     29,098
   Gain on sale of Refco receivable 1,664,824
                                    ---------
                                    2,322,584
                                    ---------
Expenses
  General Partner management fees     548,389
  Advisor management fees             255,844
  Professional fees                   156,857
  Administrative expenses              33,620
                                   ----------
   Total expenses                     994,710
                                   ----------

Net investment income               1,327,874
                                   ----------
Net Income                         $3,765,478
                                   ==========

Net income per unit of partnership interest
outstanding for the entire year:
  Class A Units                      $522.26
  Class I Units                      $630.86
  Class AA Units                   $2,703.69
  Class II Units                   $2,812.13
                                   -----------

The accompanying notes are an integral part of these financial statements.



               THE EVEREST FUND, L.P.
             (an Iowa Limited Partnership)

   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (NET ASSETS)

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



          THE EVEREST FUND, L.P.
        (an Iowa Limited Partnership)

          STATEMENT OF CASH FLOWS
        Year ended December 31, 2007
      ________________________________

                                            2007
                                         ----------
Operating activities
  Net income                             $3,765,478
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Net change in unrealized gain (loss)
     on open contracts                       46,282

    Decrease in receivable from Refco
       Capital Markets, Ltd.              1,627,407
    Decrease in interest receivable          48,680
    Increase in brokerage commissions
       and fees payable                      50,840
    Increase (Decrease) in management
        fees payable                        (17,431)
   (Decrease) in payable to the General
        Partner                             (72,484)
    Increase in accounts payable and
        accrued expenses                     37,305
                                          ----------
  Net cash provided by operating
        activities                        5,486,077
                                         -----------

Financing activities
   Partner additions of units, net
       offering cost                         98,057
   Redemptions                          (11,654,482)
                                        ------------
Net cash provided by (used in) financing
     activities                         (11,556,425)
                                        ------------

Net increase (decrease) in cash and
    cash equivalents                     (6,070,348)
                                        ------------

Cash and cash equivalents
   Beginning of year                     17,718,611
                                        ------------
   End of year                           11,648,263
                                        ============

End of year cash and cash equivalents consist of:
   Cash in broker trading accounts       10,886,787
   Cash and cash equivalents                761,476
                                        ------------
Cash and cash equivalents, end of year  $11,648,263
                                       =============

Supplemental schedule of noncash investing
 and financing activities
    Redemptions payable	                   $125,610
                                       =============

The accompanying notes are an integral part of these financial statements.


               THE EVEREST FUND, L.P.
            (an Iowa Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS
              Year Ended December 31, 2007
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



                THE EVEREST FUND, L.P.
             (an Iowa Limited Partnership)

              NOTES TO FINANCIAL STATEMENTS
              Year Ended December 31, 2007
                 _______________________


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

Income Taxes
No provision for income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based upon the pro rata share of the profits or losses of the Partnership. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.


              THE EVEREST FUND, L.P.
          (an Iowa Limited Partnership)

          NOTES TO FINANCIAL STATEMENTS
           Year Ended December 31, 2007
         ________________________________


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

          NOTES TO FINANCIAL STATEMENTS
          Year Ended December 31, 2007
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


         THE EVEREST FUND, L.P.
      (an Iowa Limited Partnership)

      NOTES TO FINANCIAL STATEMENTS
      Year Ended December 31, 2007
        __________________________


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

         NOTES TO FINANCIAL STATEMENTS
         Year Ended December 31, 2007
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


             THE EVEREST FUND, L.P.
          (an Iowa Limited Partnership)

           NOTES TO FINANCIAL STATEMENTS
           Year Ended December 31, 2007
           _____________________________

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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM''). At December 31, 2007 approximately 89% of the partnership's capital funds was deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.


           THE EVEREST FUND, L.P.
         (an Iowa Limited Partnership)

         NOTES TO FINANCIAL STATEMENTS
         Year Ended December 31, 2007
       __________________________________

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


          THE EVEREST FUND, L.P.
        (an Iowa Limited Partnership)

         NOTES TO FINANCIAL STATEMENTS
         Year Ended December 31, 2007
       ________________________________

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

The following financial highlights show the Partnership's financial performance for the year ended December 31, 2007.

                                            2007
                                    -------------------------------------------
                                   Class A     Class I    Class AA    Class II
                                 -----------  ----------  ---------   ---------
Total return before distributions*  27.24 %     30.46%      269.37%    269.37%
                                 =========== ===========  ==========  =========
Ratio to average net assets:
   Net investment income             4.76 %      5.50%      142.18%    137.56%
                                 =========== ===========  ==========  =========
   Management fees                   7.24 %      2.32%        0.00%      0.00%
   Other expenses                    1.94 %      1.13%        5.83%      5.64%
                                 ----------- -----------  ----------  ---------
   Total expenses                    9.18 %      5.21%        5.83%      5.64%
                                 =========== ===========  ==========  =========



(*)	Total return is calculated for all shareholders throughout the year.
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