Form 10-Q
period 2009-09-30
EVEREST FUND L P
filed 2009-11-16
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X






Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                  	4

Statements of Financial Condition                               4
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

Condensed Schedule of Investments                               5-6
September 30, 2009 (Unaudited)

Condensed Schedule of Investments                               6-7
December 31, 2008 (Audited)

Statements of Operations                                        7-9
For the Three and nine Months Ended September 30, 2009 and 2008
(Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)    10-11
For the nine Months Ended September 30, 2009 and 2008 (Unaudited)

Statements of Cash Flows
For the nine Months Ended September 30, 2009 and 2008 (Unaudited)12-13

Notes to Financial Statements for the nine Months Ended          13
                     September 30, 2009 and 2008 (Unaudited)

Item 2.    Management's Discussion and Analysis of Financial    29
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about       38
                                              Market Risk

Item 4.    Controls and Procedures	                        38-39


Part II:	Other Information                               39

Item 1.	   Legal Proceedings                                    39

Item 1A.	Risk Factors	                                39

Item 2.      Unregistered Sales of Equity Securities and Use    39-40
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                        40

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. 	Other Information	                        40

Item 6. 	Exhibits	                              40-51

PART I.  FINANCIAL INFORMATION

Item 1 Financial Statements

           Following are financial Statements for the fiscal quarter ending September 30, 2009 see accompanying notes to financial statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
			SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

                                                                  UNAUDITED             AUDITED
                                                                SEPTEMBER 30, 2009   DECEMBER 31, 2008
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                              $269,581             $42,444
Equity in broker trading accounts:
   Cash and cash equivalents                                         14,231,935          19,223,344
   Net unrealized trading gains(losses) on open contracts               737,733             659,646
Interest receivable                                                      28,167              19,985
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $15,267,416         $19,945,419
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $   122,971         $   132,882
   General partner management fee payable                                69,116              87,955
   Advisor's management fee payable                                      18,123              26,278
   Advisor's incentive fee payable					      0             885,100
   Accrued expenses                                                      97,129              99,809
                                                                    -----------         -----------
      TOTAL LIABILITIES                                                 307,338           1,232,024
                                                                    -----------         -----------

PARTNERS' CAPITAL

   Limited partners, A Shares (4,602.327 and 4,940.65 units
      outstanding)                                                   14,960,078          18,713,395

                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        14,960,078          18,713,395
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $15,267,416         $19,945,419
                                                                    ===========         ===========

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                 SEPTEMBER 30, 2009
				      UNAUDITED

                                                             NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                          EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                          ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                             Dec 09 - Jun 10      162      $   110,899         0.74%
Metals                                     Dec 09                48          236,200         1.58%
Agriculture                                Dec 09 - Mar 10       62           51,376         0.34%
Currencies                                 Dec 09 - Sep 10      128          208,400         1.39%
Indices                                    Dec 09                 8           (4,548)        0.03%
                                                                           -----------       -----
Total long positions                                                         602,328         4.03%

SHORT POSITIONS:
FUTURES POSITIONS
Currencies				   Dec 09                 6            2,775         0.02%
Energy                                     Dec 09 - Jan 10       16          (34,828)       -0.23%
Agriculture                                Nov 09 - Dec 09       89          167,458         1.12%
                                                                           -----------        -----
   Total short positions                                                     135,405         0.91%
                                                                           -----------        -----
TOTAL OPEN CONTRACTS                                                        737,733          4.93%
                                                                          =============    =========


The accompanying notes are an integral part of this statement.

                     THE EVEREST FUND, L.P.
                  (an Iowa Limited Partnership)

                CONDENSED SCHEDULE OF INVESTMENTS
                      December 31, 2008
                -----------------------------------

                                                                  Unrealized
                                                    Percent of    Gain (Loss)
                         Expiration  Number         Partners'     On Open
                         Date        of Contracts   Capital       Contracts
                        -----------  ------------   -----------   -----------

Long U.S. Futures Contracts
  Interest rates            Mar09 - Sept09    135      2.73 %        $513,553
  Metals                       Feb 09         6        0.13 %          23,440
  Agriculture                  Mar 09         6        0.00 %           (475)
  Currencies                Mar 09 - Dec 09   79       0.20 %          36,638
                                                      ----------   ----------
    Total Long Futures Contracts                       3.06 %         573,156
                                                      ----------   ----------


Short U.S. Futures Contracts
   Interest rates              Mar 09         4         (0.01)%       (1,563)
   Energy                   Mar09 - April09   48         0.26 %        48,923
   Agriculture                 Mar 09         56         0.15 %        28,206
   Currencies                  Mar 09         16         0.06 %        10,800
   Indices                     Mar 09         1          0.00 %           124
                                                       ---------   -----------
     Total Short Futures Contracts                       0.46 %        86,490
                                                       ---------   -----------


Total Futures Contracts                                  3.52 %       $659,646
                                                       ==========  ============



The accompanying notes are an integral part of these financial statements.



                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
				   UNAUDITED

                                                 THREE MONTHS ENDED  THREE MONTHS ENDED
						 SEPTEMBER 30, 2009  SEPTEMBER 30, 2008
                                                 ------------------  ------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                              $ (1,486,709)     $ 1,010,223
Change in net unrealized trading gain
  (loss) on open contracts                               661,702 	  385,470
Net foreign currency translation loss             	     303  	  (27,148)
Brokerage Commissions                                    (10,441)  	  (16,318)
                                                     -----------      ------------
   NET TRADING INCOME (LOSS)                            (835,143)       1,352,228

Interest income, net of cash management fees              30,568    	   93,822
                                                     -----------      ------------
   TOTAL INCOME (LOSS)                                  (804,575)       1,446,049
                                                     -----------      ------------

EXPENSES
   General partner management fees                       216,091    	  195,739
   Advisor Management fees                                53,856      	   55,414
   Incentive fees					       0          308,633
   Administrative expenses                                32,230       	   21,523
                                                     -----------        ----------
   TOTAL EXPENSES                                        302,177    	  581,310
                                                     -----------        ----------
NET INCOME (LOSS)                                    $(1,106,752)     $   864,740
                                                     ===========       ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $   (241.45)      $   162.10
                                                     ===========        ==========


The accompanying notes are an integral part of these statements.

                                 EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
				   UNAUDITED

                                                 NINE MONTHS ENDED    NINE MONTHS ENDED
						 SEPTEMBER 30, 2009   SEPTEMBER 30, 2008
                                                 ------------------   ------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                               $(1,980,266)    $ 4,206,154
Change in net unrealized trading gain
  (loss) on open contracts                                77,667 	 360,973
Net foreign currency translation loss             	  (5,968)        (29,359)
Brokerage Commissions                                    (29,366)        (38,532)
                                                     -----------      ------------
   NET TRADING INCOME (LOSS)                          (1,937,934)      4,499,236

Interest income, net of cash management fees             110,075    	 296,548
                                                     -----------      ------------
   TOTAL INCOME (LOSS)                                (1,827,859)      4,795,783
                                                     -----------      ------------

EXPENSES:
   General partner management fees                       722,536    	 568,096
   Advisor Management fees                               186,493     	 155,972
   Incentive fees					       0         766,710
   Administrative expenses                               115,852       	  63,818
                                                     -----------        ----------
   TOTAL EXPENSES                                      1,024,881       1,554,595
                                                     -----------        ----------
NET INCOME (LOSS)                                    $(2,852,740)     $3,241,188
                                                     ============    =============

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $ (605.17)        $  655.30
                                                     ============    =============


The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
				  UNAUDITED


                                   UNITS     LIMITED PTRS
                                 A SHARES      A SHARES         TOTAL
                                ----------   ------------       ------------
BALANCES, January 1, 2009         4,940.65     18,713,395        18,713,395
Additional Units Sold               177.68        575,000           575,000
Redemptions                        (417.55)    (1,469,884)       (1,469,884)
Less Offering Costs                     --         (5,693)           (5,693)
Net Loss                                --     (2,852,740)       (2,852,740)
                                ----------   ------------      ------------
BALANCES, September 30, 2009      4,700.78   $ 14,960,078      $ 14,960,078
                                ==========   ============      ============

Net asset value per unit,
   January 1, 2009		              $3,787.64
Net profit (loss) per unit                      (605.17)
                                             ------------
Net asset value per unit
   September 30, 2009                         $3,182.47
                                             ============



The accompanying notes are an integral part of these statements.

               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
				  UNAUDITED


                                   UNITS     LIMITED PTRS
                                 A SHARES      A SHARES         TOTAL
                                ----------   ------------       ------------
BALANCES, January 1, 2008        4,793.61     11,693,007        11,693,007
Additional Units Sold            1,159.50      3,274,267         3,274,267
Redemptions                       (732.02)    (2,051,300)       (2,051,300)
Net Profit (Loss)                      --      3,241,188         3,241,188
                                ----------   ------------      --------------
BALANCES, September 30, 2008     5,221.10     $16,157,163      $16,157,163
                                ==========   ============      ============

Net asset value per unit,
   January 1, 2008		              $2,439.29
Net profit (loss) per unit                       655.30
                                             ------------
Net asset value per unit
   September 30, 2008                         $3,094.59
                                             ============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
				  UNAUDITED

                                                            NINE MONTHS ENDED      NINE MONTHS ENDED

                                                            SEPTEMBER 30, 2009     SEPTEMBER 30, 2008
                                                            ---------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income(loss)                                               $   (2,852,740)       $ 3,241,188
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:

         Unrealized gain or loss on open commodity futures contracts     (78,087)          (360,973)
      Decrease (increase) in interest receivable                          (8,183)            13,068
      Decrease (increase) in other receivable                                 --               --
      (Decrease) increase in incentive fees payable                     (885,101)           308,633
      (Decrease) increase in management fees payable                      (8,154)             6,830
      (Decrease)increase in General Partner management fees payable      (18,839)	     13,975
     (Decrease) increase in other accrued expenses                        (2,680)           (33,778)
                                                                      ------------      -------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (3,853,784)        3,188,943
                                                                      ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                     (1,479,795)       (2,066,475)
   Partner addition of units,net of offering costs                        569,307         3,274,267
                                                                      ------------      -------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (910,488)        1,207,792
                                                                      ------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (4,764,272)        4,396,735

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                      19,265,788        11,648,263
                                                                      ------------      -------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                          $ 14,501,516       $16,044,998
                                                                      ============      =============
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts                                $ 14,231,935        14,824,171
     Cash and cash equivalents                                            269,581         1,220,827
                                                                      ------------      -------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS                      $ 14,501,516       $16,044,998
                                                                      ============      =============

The accompanying notes are an integral part of these statements

EVEREST FUND, L.P.

                     	NOTES TO FINANCIAL STATEMENTS
                             	SEPTEMBER 30, 2009

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


The Partnership clears all of its futures and options on futures trades through Newedge USA, LLC. (NE), its clearing broker, and all of its foreign currency trading through Newedge Group, an affiliate of NE.



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Revenue Recognition
Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis and realized gains or losses are recognized when contracts are liquidated. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices.
Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.

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


Recently adopted accounting pronouncements


In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, (FASB 165) which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This FASB Statement was effective for interim and annual periods ending after June 15, 2009.

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

The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

                                 Fair Value Measurements Using
                              ----------------------------------------

                                   Quoted Prices in       Significant          Significant
                                   Active Markets for     Other                Unobservable
                                   Identical Assets       Observable Inputs    Inputs
                         Total        (Level I)             (Level II)         (Level III)
                      -----------   ----------------      ---------------    --------------
Assets
 Cash and equivalents  $14,501,516       $14,501,516         $     -            $   -
                     -------------   ---------------      ---------------    --------------
Investments
  Long Futures
    Contracts              602,328           602,328               -                -

  Short Futures
    Contracts              135,405           135,405               -                -
                    ---------------   --------------      ---------------    --------------
                           737,733           737,733               -                -
                    ---------------   --------------      ---------------    --------------

Total assets at fair
value                 $ 15,239,249      $15,239,249         $      -            $   -
                    ===============   ==============      ===============    ==============


The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

                                             Fair Value Measurements Using
                                        ----------------------------------------
                                      Quoted Prices in       Significant          Significant
                                      Active Markets for     Other                Unobservable
                                      Identical Assets       Observable Inputs    Inputs
                            Total       (Level I)             (Level II)           (Level III)
                        -------------  ----------------    ----------------    ---------------
Assets
 Cash and equivalents   $16,044,998     $16,044,998           $     -              $   -
                       --------------  ----------------    ---------------     ---------------
Investments
  Long Futures
    Contracts               -16,182         -16,182                 -                  -

  Short Futures
    Contracts               659,527         659,527                 -                  -
                        ------------   --------------      ---------------     ---------------
                            643,345         643,345                 -                  -
                        ------------   --------------      ---------------     ---------------

Total assets at fair
value                   $16,688,343     $16,688,343         $       -              $   -
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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM"). At September 30, 2009 and 2008 approximately 99.85% and 99.82%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25%
(.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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

The following tables summarize quantitative information required by SFAS 161:

Derivatives not designated as hedging instruments under SFAS 133






                    Asset Derivatives

                    Balance Sheet
                    Location                       Fair Value      #of contracts

Agricultural
   Net unrealized trading gains on open contracts    51,376             62
Currencies
   Net unrealized trading gains on open contracts   208,400             128
Energy
   Net unrealized trading gains on open contracts      -                 -
Metals
   Net unrealized trading gains on open contracts   236,200             48
Interest rates
   Net unrealized trading gains on open contracts   110,899             162
Indices
   Net unrealized trading gains on open contracts    (4,548)            8
                                                    ========        ========
                                                    602,328             408








                Liability Derivatives

                Balance Sheet
                 Location                           Fair Value  #of contracts     Net


Agricultural
    Net unrealized trading gains on open contracts  167,458       89           218,834
Currencies
    Net unrealized trading gains on open contracts    2,775       6            211,175
Energy
    Net unrealized trading gains on open contracts  (34,828)      16           (34,828)
Metals
    Net unrealized trading gains on open contracts      -         -            236,200
Interest rates
    Net unrealized trading gains on open contracts      -         -            110,899
Indices
    Net unrealized trading gains on open contracts      -         -             (4,548)
                                                    ========  ========       ===========
                                                    135,405      111           737,732








                        Trading Revenue for the

                  Three Months Ended September 30,2009


Line Item in Income Statement


Realized                      (1,496,845)

Change in unrealized             661,702
                               ===========
                                (835,143)


Includes net foreign currency translation gain(loss)




Three months average of futures contracts bought and sold


July 2009                    (703,905)

August 2009                  (386,767)

September 2009                258,528
                             ==========
Total                        (835,143)
                             ==========
3 month average              (278,381)



For the three months ended September 30, 2009, the monthly average of futures contracts bought and sold was approximately (278,381), respectively.



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

                                                  September 30, 2009 unaudited
                                       ---------------------------------------------
                                               Futures       Forwards        Total
                                       --------------------  -----------    -----------
Gross unrealized gains                        606,876          $170,233      $777,109
Gross unrealized losses                        (4,548)          (34,828)      (39,376)
                                       --------------------  -----------   -----------
Net unrealized gains (losses)               ($602,328)         $135,405       737,733
                                       ====================  ===========   ===========




                                                  September 30, 2008 unaudited
                                       ---------------------------------------------
                                              Futures       Forwards        Total
                                       ------------------  -------------   -------------
Gross unrealized gains                         $8,264       $734,618         $742,882
Gross unrealized losses                       (24,446)       (75,091)         (99,537)
                                       ------------------  -------------   -------------
Net unrealized gains (losses)                ($16,182)      $659,527         $643,345
                                       =================   =============   =============


(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the quarter ended September 30, 2009 and September 30, 2008.

                                            Three months ended       Three months ended
                                           September 30, 2009        September 30, 2008
                                           -------------------     ---------------------
                                                Class A                     Class A
                                           -------------------     ---------------------
Total return before distributions*              (7.05%)                    5.53%
                                           ===================     =====================
Ratio to average net assets:
      Net investment Income (loss)**            (7.32)%                  (13.48%)
                                           ===================     =====================
      Management fees                            5.83%                     5.41%
      Incentive fees                               0 %                     8.53%
      Other expenses                             2.32%                     2.13%
                                           -------------------     ----------------------
      Total expenses**                           8.15%                    16.07%
                                           ===================     ======================


*Not annualized
**Annualized


The following financial highlights show the Partnership's financial performance for the nine months ended September 30, 2009 and September 30, 2008.






                                           Nine months ended       Nine months ended
                                           September 30, 2009       September 30, 2008
                                           -------------------     ---------------------
                                                Class A                   Class A
                                           -------------------     ---------------------
Total return before distributions*             (15.98%)                   26.86%
                                           ===================     =====================
Ratio to average net assets:
      Net investment Income (loss)**            (7.49)%                  (12.20%)
                                           ===================     =====================
      Management fees                            5.91%                     5.51%
      Incentive fees                               0 %                     7.44%
      Other expenses                             2.47%                     2.13%
                                           -------------------     ----------------------
      Total expenses**                           8.39%                    15.08%
                                           ===================     ======================



*Not annualized
**Annualized


(9)   SUBSEQUENT EVENTS


Management of the Company evaluated subsequent events through November 16, 2009, the date of the review of the financial statements were issued. There are no subsequent events to disclosure.


Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of September 30, 2009, the statements of operations for the three months and nine months ended September 30, 2009 and 2008, the statements of cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2009 and 2008 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2009, results of operations for the three months and nine months ended September 30, 2009 and 2008, cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2009 and 2008. The results of operations for the full nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Fiscal Quarter ended September 30, 2009


Class A Units were negative 5.09% in July 2009 resulting in a Net Asset Value per unit of $3,249.81 as of July 31, 2009.

The Fund suffered from negative performance in July.The Fund had a substantial allocation to interest rates and currencies where the markets have been devoid of trends. The markets continue to consolidate after the large moves of 2008 and while many continue to forecast "the worst is over" after a substantial move higher in the stock markets, others point out that uncertainty around the levels of massive consumer debt, estimated at 124% of disposable income, unencumbered government spending and slow improvement in the real estate markets are risks for sustained recovery. These conflicting views have left many market sectors in an extended state of "whipsaw".


Class A Units were negative 3.21% in August 2009 resulting in a Net Asset Value per unit of $3,145.60 as of August 31, 2009.

In August, the trading environment that prevailed for most of the month was very similar to what has been in place in prior months. Interest rates, certain commodity prices and the dollar continue to trade in broad ranges, limiting the profit opportunities for the Fund's trend-following approach.

The Fund's positions in U.S., European and Japanese stock index futures were all profitable in August. The energy sector produced the worst performance in August for the Fund as crude oil and crude oil products finished down on the month. Gains from natural gas only partially offset the losses from the other markets in the sector. Trading in the metals sector was dominated by the price action which continues to trade in a directionless manner albeit at higher prices. The price of gold changed little month on month as it entered August trading near $955 per ounce and closed the month trading just $2 lower near $953. The intra-month swings were significant, however, which created false signals for the shorter-term models used by the Fund. Trading in gold was unprofitable in August, while trading in the silver market produced profitable performance. The Fund was able to generate gains from trading in the agricultural sector as it continues to profit from the bull market in sugar. The Fund also benefited from the bear market in certain grain prices.
Position in wheat, corn and sugar were profitable for the month.


Class A Units were positive 1.17% in September 2009 resulting in a Net Asset Value per unit of $3,182.47 as of September 30, 2009.

The Fund closed out the quarter on a positive note, returning 1.17 percent in September. While price action was relatively subdued during the month, there was enough movement for the Fund to capture returns in three of the six market sectors in the portfolio. The largest gains during September came from the currency sector. Currency investors are beginning to focus on more traditional drivers of exchange rates such as expectations for interest rate differentials, and are focusing on which currency will benefit from future interest rate increases. Trading in the interest rate sector was slightly positive in September as positioning and model direction was mixed across the portfolio. The net effect for September was a market that ground slowly higher. Positions in Japanese Government Bonds were the best-performing market in the sector.
The metals market was profitable as the Fund gained from rallies in the price of both gold and silver.The energy markets had a negative impact on the Fund. Losses from crude oil and the crude oil product markets were modest and due to the absence of any clear trend during the period. Performance from the agricultural sector was also negative for the month. There was no significant theme tying the markets together.


Fiscal Quarter ended September 30, 2008


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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds


RECENT SALES OF UNREGISTERED SECURITIES A UNITS

                                      3d quarter 2009   3d quarter 2008

Units Sold                                 177.68                1,159

Value of Units Sold                       575,000              $3,274,267



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
                         1. Form 8-K Amendment filed 02/06/2009
                         2. Form 8-K Amendment filed 03/20/2009
                         3. Form 8-K Amendment filed 11/12/2009


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

Date: March 20, 2009
THE EVEREST FUND, L.P.

      By: Everest Asset Management, Inc.,
      General Partner

      By: /s/ Peter Lamoureux

        Peter Lamoureux
        President, Secretary, Treasurer and Director



                     3. Form 8-K Amendment filed 11/12/2009




				UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				   FORM 8-K AMENDED

				CURRENT REPORT
Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Date of Report (Date of earliest event reported): date  November 6, 2009


				THE EVEREST FUND, L.P.
		(Exact name of registrant as specified in its charter)

                 Iowa 			0-17555 	    42-1318186
      (State or other jurisdiction
      of incorporation) 	(Commission file number) (IRS Employer
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



Date:  November 6, 2009


National Futures Association
Compliance Department
300 South Riverside Plaza, #1800
Chicago, IL   60606

Commodity Futures Trading Commission
Three Lafayette Centre
1155 21st Street, N.W.
Washington, DC   20581

RE:  Replacement of Accountant
        The Everest Fund, L.P. (NFA ID# P001601)


Please be notified that on November 3, 2009 The Everest Fund, L.P.
has dismissed its independent registered accounting firm, McGladrey
& Pullen, LLP. On November 7, 2009 they were replaced with
Donahue Associates, LLC, 27 Beach Road- C05A Monmouth Beach, NJ 07750.

McGladrey & Pullen LLP was the Company's auditor for years 2007 and 2008.

The decision to change accountants was recommended and approved by the board of directors.

During two most recent years and subsequent interim period before McGladrey and Pullen, LLP were dismissed there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedures or compliance with the applicable rules of the Commission.

There were no reportable events under 304(a)(1)(v) of Regulation SK.

McGladrey & Pullen, LLP's reports on The Everest Fund, L.P.'s financial statements for fiscal years 2007 and 2008, did not contain any adverse opinion, disclaimer of opinion or qualification.


We provided McGladrey & Pullen, LLP with a copy of this Form 8-K Amended prior to its filing with the Securities and Exchange Commission and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agreed with the statements made in this Form
8-K amended and, if not, stating the aspects with which they do not agree. A copy of the letter provided by McGladrey & Pullen LLP is attached to this Form 8-K amended as Exhibit A.


Neither Everest Fund, L.P. nor anyone on our behalf consulted
Donahue Associates, LLC on any matter relating to the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.


There has not been any consulting with the new auditors up through the date of engagement.



Exhibit A

Re: 	Change of Accountants
	The Everest Fund, L.P. (NFA ID# P001601)



November 6, 2009

Securities and Exchange Commission
Washington, D.C. 20549

Commissioners:

We have read The Everest Fund, L.P.'s statements included under Item
4.01 of its Form 8-K filed on November 6, 2009 and we agree with such statements concerning our firm.


Sincerely,



McGladrey & Pullen, LLP





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:       November 12, 2009


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

                                EVEREST FUND, L.P.

Date: November 16, 2009     By:  Everest Asset Management, Inc.,
                                     its General Partner


				          By:__/s/ Peter Lamoureux_____

					        Peter Lamoureux
					        President
1


39