Form 10-K
period 2009-12-31
EVEREST FUND L P
filed 2010-04-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                   FORM 10K


Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended       Commission File Number
December 31, 2009                              0-17555


                The Everest Fund, L.P.
(Exact name of registrant as specified in its charter)


    Iowa                                   42-1318186
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)       Identification No.)

1100 North 4th Street, Suite 143, Fairfield, Iowa  52556
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
(Check one): Large accelerated filer		Accelerated
filer		Non-accelerated filer
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes    No  X

State the aggregate market value of the voting and non-
voting common equity held by non-affiliates computed by
reference to the price at which the common equity was last
sold, or the average bid and asked price of such common
equity, as of the last business day of the registrant's
most recently  completed second fiscal quarter.
15,757,993

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


 In 2009 the Partnership continued previously offered
Class A Units (retail shares) and charged an initial
1% Offering and Organization fee as a reduction to capital.

In 2009 the Partnership retained the JWH Global Analytics Program
( JWH GAP )as its sole trading program. As of December 31, 2009
100% of the Partnership's assets are being traded by the JWH GAP.

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

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The General Partner may pay up to 100% of the Partnerships it receives to the selling agents as additional selling commission. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will be approximately $80,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 2005-2009 can be found in the table in Item 6 below.

As of December 31, 2009, the General Partner had two employees. Further, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to Capital
Management Partners, Inc. (Capital). Capital is a CFTC-regulated introducing broker, and an NFA member. Capital is also registered with the Financial Industry Regulatory
Authority, Inc. ( FINRA ) as a broker dealer.  As of
December 31, 2009, Capital had 7 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of the Partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests.
Financial information about the Partnership's business, as of December 31, 2009 is set forth under Items 6 and 7 herein.

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

The Partnership's Trading Account May Be Leveraged or de-levereged. The general partner may, in its sole discretion, periodically adjust the size of the trading account with JWH by increasing or decreasing the cash, other assets or notional Partnerships allocated to it (and thus the amount by which the Partnership's assets are leveraged). Because the trading account may be leveraged, (i) the Partnership may incur greater risk since the Partnership may experience greater losses, as measured by a percentage of assets actually allocated to JWH, due to the notional Partnership's component; (ii) the Partnership's returns may experience greater volatility compared to the returns which the Partnership would have achieved on a non-leveraged basis; and (iii) the Partnership may receive more frequent and larger margin calls. Because the trading account may be de-leveraged, the partnership may incur smaller gains than it would if the JWH trading program had been fully allocated to.

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

Non-Correlated, Not Negatively Correlated, Performance
Objective. Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand (as opposed to negative correlation, where the performance would be exactly opposite between two asset classes).
Because of this non-correlation, the Partnership cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa. The futures and forward markets are different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Partnership's investments do not perform in a manner non-correlated with the general financial markets, or do not perform successfully, limited partners will obtain no diversification benefits by investing in the units and the Partnership may have no gains to offset their losses from other investments.

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

Failure of Commodity Brokerage Firms. Futures commission merchants must maintain the Partnership's assets in a segregated account. If the Partnership's futures clearing broker Newedge becomes bankrupt, the Partnership could lose money.In addition, even if Newedge adequately segregates the assets of the Partnership, the Partnership may be able to recover only a pro rata share of the property available for distribution to all of Newedge's customers.

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


Item 4. None  - Removed and reserved by SEC.



                        PART II

Item 5.	Market for Registrant s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity
Securities.

        (a) There is no established public market for the Units and none is expected to develop.

        (b) As of December 31, 2009, there were 4,730.89 Class A Units held by Limited Partners. A total of 273.41 Class A units were purchased by Limited Partners during 2009. A total of 483.17 Units were redeemed by Class A Limited Partners during 2009.




RECENT SALES OF UNREGISTERED SECURITIES IN 2009 A UNITS

  2009                  1st quarter     2nd quarter    3rd quarter    4th quarter

Units Sold               13.34            0             164.3358       95.7348

Value of Units Sold      $50,000          0             $525,000      $289,000


RECENT SALES OF UNREGISTERED SECURITIES IN 2008 A UNITS

  2008                  1st quarter     2nd quarter    3rd quarter     4th quarter
Units Sold               0               752.77         406.73           13.57

Value of Units Sold      0            $ 2,178,218      $1,096,049       $82,743



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

 Item 6.	Selected Financial Data

                                   2005        2006        2007        2008        2009
                                 -------      -------    -------      -------     ------
                                                (In thousands, except amounts per Unit)
1. Net trading Gain*               $165      $-1,117     $2,438       $9,192     $ -2,618
2. Interest and other income       $988      $940        $2,323       $453       $138
3. Expenses                        $2,466    $6,089      $995         $2,849     $1,333
4. Net Income                      -2,302    -7,206      3,766        6,796      3,813
5. Income (Loss)
   Per Unit: A Shares              -193.95   -321.57     522.26       1,348.35   -810.50
             I Shares              -122.38   -270.57     630.86       0.00       0.00
            AA Shares              -7.77     -1,342.5    2,703.69     0.00       0.00
            II Shares              -8.08     -1,396.40   2,812.13     0.00       0.00
6. Total Assets                    33,192    19,769      11,976       19,945     14,396
7. Long Term Obligations              0         0          0            0           0
8. Cash Dividend per Unit             0         0          0            0           0
9. Total partners capital          32,539    18,711      11,693       18,713     14,085
10. Increase/decrease in NAV       -3,770    -13,828     -7,018       7,020      4,628

* Certain prior year amounts have been reclassified to conform to the current year presentation.




Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

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

For the year ended December 31, 2009, Limited Partners
redeemed a total of 483.17 Class A Units for $$1,671,496.
..
During 2009, investors purchased 273.41 Class A Units for $864,000.


The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions.


See Footnote 4 of the 2009 Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of the Partnership reviews on a daily basis reports of the performance of the Partnership, including monitoring the daily net asset value of the Partnership. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity
Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General
Partner with assurance that the Partnership, will not suffer trading losses through the Commodity Broker.

Results of Operations

Calendar Year 2009

At December 31, 2009 the Partnership had approximately
$14.1 million in Class A assets .The JWH allocation was approximately $14.1 million. The balance was being held in interest-bearing accounts in anticipation of future allocations to JWH or other traders.

The Partnership recorded a loss of $3,812,810 or $810.50 per Class A unit, for the year 2009. That represents a loss of 21.40% for the year.

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


Class A Units were negative 5.53% in March 2009 resulting in a Net Asset Value per unit of $3,522.05 as of March 31, 2009.

The Fund's performance was negative in March, marking the first meaningful month-on-month correction since the Fund's strong 2008 rally. The Fund's decline in performance coincided with the S&P 500's best monthly return since 1987. While it is never comforting to incur losses during these reversal periods it is a natural component of trend-following. The Fund gained 121% between September 2007 and December 2008 from a broad diversity of markets and market sectors. It is not unusual or unexpected that we will experience a period of give-back in some of these markets as new trends emerge. The advisor's position size is currently light with a margin to equity ratio of approximately 6-9% (JWH can go as high as 24-28%). In addition, at the Fund level, the Partnership remained approximately 80% allocated to JWH with the remaining assets gaining interest income at the cash management firm.



Class A Units were negative 2.76% in April 2009 resulting in a Net Asset Value per unit of $3,424.69 as of April 30, 2009.

The Partnership's performance was negative in April. Gains in the energy, equity and agricultural sectors were not enough to offset losses in currency, metals and interest rates. The currency sector was the worst-performing sector for the Partnership. A portion of the losses in this sector came from trading in the Japanese yen. The Partnership held a mix of long and short positions in interest rates for most of April, which resulted in a small net loss on the month. The energy markets on balance had a positive effect on performance in April with much of the gains coming from the sustained downtrend in natural gas prices. The agricultural sector of the portfolio made a positive contribution to performance in April. The Partnership's trading in the metal sector was quiet as exposures were low for most of the month. Gold continues to trade in a choppy fashion, alternately taking its cues from its status as a store of value in times of strife and as a hedge against inflation and as a de facto currency. The changing winds on all these fronts have made Gold a very difficult market to trade. Similarly, the Partnership suffered small losses in its trading in the Silver market.

Class A Units were positive 5.10% in May 2009 resulting in a Net Asset Value per unit of $3,599.32 as of May 31, 2009.

All but one sector in the Partnership made a positive contribution to the Partnership's gains. Currency trading led the way in May as the U.S. dollar suffered a significant decline during the month. Trading in the interest rate sector was also profitable in May. A number of agricultural markets turned in strong performance in May. Soybeans was the best-performing market in this sector as it benefited from global macro factors, such as the weaker U.S. dollar, but also from positive seasonal supply factors. The coffee market was also quite strong and an important driver of the Partnership's performance in May. While energies were hardly left out of the broad commodity market rally in May, the Partnership's trading suffered small losses making it the lone unprofitable sector for the month.


Class A Units were negative 4.87% in June 2009 resulting in a Net Asset Value per unit of $3,423.92 as of June 30, 2009.

In June, the Partnership gave back most of the gains from the previous month as many of the trends that emerged in May stalled or reversed direction. The interest rate sector was negative for the month, where there was at least a temporary reversal in the trend toward higher global interest rates. Performance in currencies was slightly negative in June as gains from trading in the British pound were not enough to offset losses from trading in European currencies and the Japanese yen. While equity markets worldwide have recovered from the multi-year lows put in during March, the rally lost momentum in June. The Partnership suffered losses in its trading of gold and silver. The energy markets contributed positively to the Partnership's performance in June. The direction of crude oil has loosely followed the path of equities for much of the past year. While crude oil is up substantially from the lows of February and March upside momentum did seem to slow in June. The Partnership's trading models reduced exposure to the market at different points during the month which limited overall losses.




Class A Units were negative 5.09% in July 2009 resulting in a Net Asset Value per unit of $3,249.81 as of July 31, 2009.

The Fund suffered from negative performance in July. The Fund had a substantial allocation to interest rates and currencies where the markets have been devoid of trends. The markets continue to consolidate after the large moves of 2008 and while many continue to forecast "the worst is over" after a substantial move higher in the stock markets, others point out that uncertainty around the levels of massive consumer debt, estimated at 124% of disposable income, unencumbered government spending and slow improvement in the real estate markets are risks for sustained recovery. These conflicting views have left many market sectors in an extended state of "whipsaw".


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


Class A Units were positive 1.17% in September 2009 resulting in a Net Asset Value per unit of $3,182.47 as of September 30, 2009.

The Fund closed out the quarter on a positive note, returning 1.17 percent in September. While price action was relatively subdued during the month, there was enough movement for the Fund to capture returns in three of the six market sectors in the portfolio. The largest gains during September came from the currency sector. Currency investors are beginning to focus on more traditional drivers of exchange rates such as expectations for interest rate differentials, and are focusing on which currency will benefit from future interest rate increases. Trading in the interest rate sector was slightly positive in September as positioning and model direction was mixed across the portfolio. The net effect for September was a market that ground slowly higher. Positions in Japanese Government Bonds were the best-performing market in the sector.
The metals market was profitable as the Fund gained from rallies in the price of both gold and silver. The energy markets had a negative impact on the Fund. Losses from crude oil and the crude oil product markets were modest and due to the absence of any clear trend during the period. Performance from the agricultural sector was also negative for the month. There was no significant theme tying the markets together.


Class A Units were a negative -3.58% in October 2009 resulting in a Net Asset Value of $3,068.57 as of October 31, 2009.

The Fund suffered losses in October as the rally in certain volatile assets, including equities, paused after seven consecutive months of positive returns. The Fund's positions in U.S., European and Japanese equity futures all suffered small losses in October. The currency sector was also down slightly for the month; however, performance within the sector was mixed. Performance from the energy sector was slightly negative as losses from trading in natural gas offset small gains from the petroleum sector.
The agricultural sector was also negative in October. Cotton and coffee both contributed positively to performance but these gains were not enough to offset losses from grains and sugar prices.

Class A Units were a positive 8.97% in November 2009 resulting in a Net Asset Value of $3,343.97 as of November
30, 2009

November was a strong month for performance. The metals sector was best-performing sector in the portfolio for the month on the back of a surge in the price of gold. The precious metal rallied 12.7 percent and closed the month at $1181 per ounce, which represents a year-to-date gain of more than 30 percent. The speculative demand for gold is being fueled by concerns about the U.S. budget deficit, the value of the U.S. dollar and the prospects for future inflation. The move in gold is in part linked to the value of the U.S. dollar, which declined in November against both the euro and the yen. Equity prices continued to climba wall of worry as most indices made yearly highs during November. A notable laggard has been the Japanese Nikkei, which actually declined
7 percent in November. The energy sector continues to benefit from the intra-sector divergence between petroleum-based energy prices and natural gas. Natural gas made new lows during the month as gas in storage is at all-time highs at the same time end demand remains soft. On the other hand, crude oil managed to move higher on the month as industry data showed that inventories were tighter than what was being priced in the market. The agricultural markets in the Fund traded in a subdued pattern, but nonetheless profitable.



Class A Units were a negative 10.97% in December 2009 resulting in a Net Asset Value of $2,977.15 as of December
31, 2009.

The market action in the portfolio during December exemplified the difficult markets encountered during the year. There were gains from long-term trends, but these gains were offset by sharp reversals and an extended period of choppy trendless activity.
The currency sector of the Fund was particularly hard hit by a significant rally in the dollar versus the Japanese yen. The dollar was recently in a downtrend versus the yen. In fact, in late November it traded at a fourteen-year low. It opened December trading at 86.41 and surged 7.6 percent to close the month at 93.02. The interest rate sector was also difficult as trading patterns in a number of bond markets mirrored the price action in the currency markets. Unfortunately, trading in precious metals, and gold in particular, followed a similar pattern. Gold had its largest one-month price gain in history in November, only to give most of it back in December. Gold was undermined by the strength of the dollar and position squaring in less liquid year-end trading.Trading in silver was also unprofitable. The portfolio suffered small losses in the energy sector. Crude oil and petroleum-based products continue to swing back and forth, lacking any clear direction. Natural gas was more volatile and also experienced trends similar to the trading patterns that affected much of the Fund. Sugar was one of the best markets in the Fund for the month and for the year.In the grain sector most markets continued trading in a choppy directionless manner. Overall, this sector produced positive performance in December.



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

Class A Units were positive 0.36% in March 2008 resulting in a Net Asset Value per unit of $2,929.86 as of March 31, 2008.


Currencies were the most profitable sector this month as interest rate differentials between the U.S. and Europe widened further, providing a fresh incentive to sell the U.S. dollar. The interest rate sector was once again at the center of the storm in March as the U.S. Federal Reserve was active in its effort to restore confidence in the markets. Performance from this sector was slightly positive as gains from early March eroded as trends corrected later in the month. Positions in U.S. and Japanese interest rates outperformed positions in European rates.

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


Class A Units were negative 5.45 % in April 2008 resulting in a Net Asset Value per unit of $ 2,770.30 as of April 30, 2008.

The Partnership's performance was negative in April as many of the long-term trends that have contributed to the positive year-to-date performance were interrupted or came to an end. In retrospect, the actions taken by the Federal Reserve Board(the Fed) in the second half of March to bail out Bear Stearns and add liquidity to the financial system marked an intermediate turning point in many markets. As volatility subsided and sentiment improved into April, long held positions were unwound.
The performance of the Partnership during the month was attributable to widespread trend reversals in most market sectors, including positions in global equity indices, interest rates, currencies, and precious metals. Performance in agricultural commodities was mixed for the month. Price action was relatively tame when compared to the extreme volatility of the first quarter. The Partnership's performance in the energy sector was positive in April. Crude oil continued its march higher bolstered by the positive backdrop of strong demand and tight supplies, which advanced crude oil prices more than 12 percent for the month.

While the performance of the Partnership was negative in April, it was not unusual given the significant moves of the last 7 months. Positive performance from the energy sector served to partially offset significant reversals in most of the financial markets during April.


Class A Units were positive 4.45% in May 2008 resulting in a Net Asset Value per unit of $2,893.59 as of May 31, 2008.

The Partnership bounced back in May to produce positive performance for the month. The majority of the markets traded were relatively quiet and directionless with the exception of the energy sector which was the main driver of monthly trading profits. In the most notable market activity, crude traded above $135 per barrel, gasoline topped $4.00 at the pump in the U.S. and natural gas rallied more than 11 percent during the month. The Partnership's trading in energies was profitable and accounted for a majority of the Partnership's gains for the month.

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

The Trading Value at Risk in Different Market Sectors of the Partnership

The following table indicates the trading Value at Risk
associated with the open positions of the Partnership by
market category as of December 31, 2009. All open position
trading risk exposures of the Partnership have been
included in calculating the figures set forth below. As of
December 31, 2009, the total capitalization of the
Partnership was approximately $14,084,536 , all in Class A
shares.       .


December 31, 2009

of Total
Market Sector                   Value at Risk                    %
Capitalization

Commodities		        0.20  			       1.41%
Energies			0.12			       0.83%
Financial Stock Indices         0.12                           0.86%

Interest Rates		        0.21			       1.49%
Metals			        0.00			       0.00%
Currencies			0.07			       0.52%
Total		                0.72 million	               5.11%



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

The Partnership holds a portion of its assets in cash on deposit with Newedge Financial Inc. ("Newedge") with substantially all of the remainder on deposit with Horizon Cash Management, LLC. (Horizon) in short term, highly liquid investments. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by Newedge at the 91-day
Treasury bill rate. In addition, should short term interest rates decline, so will the interest earnings for assets on deposit with Horizon. The Partnership assets managed by Horizon are deposited in an account in the custodial department of the Northern Trust Company, and invested in U.S. government securities and other interest-bearing obligations at the direction of Horizon. Horizon is responsible for the investment management of the assets of the Partnership not deposited with Newedge as margin monies or held in Partnership operating accounts. Horizon is registered with the Securities and Exchange Commission
(SEC) as an investment adviser. Horizon may invest in U.S. government securities and other instruments as permitted by the agreement with the Partnership. Horizon receives an annual fee of 0.25% payable monthly on the assets it manages. However, Horizon only receives its service fee if the accrued monthly interest income earned on the assets of the Partnership managed by Horizon exceeds the 91-day U.S. Treasury Bill rate. As of December 31, 2009, the
Partnership had approximately $14.2 million in cash on deposit with Newedge and Horizon.

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

The following were the primary trading risk exposures of the Partnership as of December 31,2009, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2009.

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








THE EVEREST FUND, LIMITED PARTNERSHIP
Supplementary Summarized Quarterly Data
For the four Quarters for 2009 and 2008


                     March 31, 2009  June 30, 2009   September 30, 2009   December 31, 2009
                     Class A          Class A        Class A              Class A
Net Income           $-1,301,369      $-444,619      $-1,106,752          $-960,069

Increase in Net
Asset Value Per Unit $-265.59         $-98.14        $-241.45             $-205.32


Net Asset Value Per Unit
                     $3,522.05        $3,423.92      $3,182.47            $2,977.15

Ending Net Asset Value
                     $17,118,494      $15,757,993    $14,960,078          $14,084,536





                     March 31, 2008   June 30, 2008  September 30, 2008  December 31, 2008
                     Class A          Class A        Class A             Class A

Net Income           $2,343,822       $32,626        $864,739            $3,555,133

Increase in Net
Asset Value Per Unit $490.57          $2.63          $162.10             $693.05


Net Asset Value Per Unit
                     $2,929.82        $2,932.49      $3,094.59           $3,787.64

Ending Net Asset Value
                     $13,292,071      $15,168,875    $16,157,162         $18,713,395





Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures


Evaluation of Disclosure Controls and
                    Procedures

The General Partner carried out an evaluation, under the supervision and with the participation of the General
Partner's management, including its principal executive
Officer, Peter Lamoureux, and financial officer, Peter Ecob, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.
Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2009, the General Partner's principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures were effective.


Changes In Internal Control Over Financial Reporting

There was no change in the Partnership's internal control over financial reporting in the 12 months ended December
31, 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

      Management assessed the effectiveness of the Partnership's internal control over financial reporting , based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.
Based on that assessment, management concluded that, as of December 31, 2009, the Partnership's internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

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

The officer and director of the General Partner as of December 31, 2009 is listed below:

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

Item 12.  Security Ownership of Certain Owners and
Management and Related Stockholder Matters.

          (a)  As of December 31, 2009 there were two partners
known to the Partnership to own beneficially more than 5%
of the outstanding Units:
RBRF Limited Partnership  5.47%
Alan L Schoolcraft  15.91%

          (b) As of December 31, 2009, management ownership was: by Peter Lamoureux with 61.431 class A units. This represents 1.2985% of class A units of the Partnership.

        (c) As of December 31, 2009, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General
Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions.

          (a)    None other than the compensation
arrangements described herein.

          (b)    None.

             (c)    None.

The Partnership filed Registration Statements on Form S-18 and Form 10, therefore this information is not required to be included.

Item 14.  Principal Accounting Fees and Services

Audit Fees

For the year ended December 31,2009 the aggregate fee billed by Donahue Associates, LLC, Independent
Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,700.

For the year ended December 31,2008 the aggregate fee billed by McGladrey and Pullen, LLP, Independent
Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $55,000.


Audit Related Fees

 None.

Tax Fees


The audit committee pre-approved all fees for the Everest Partnership, L.P. for fiscal year 2009 and 2008.

For the year ended December 31, 2009, the aggregate fees billed by Donahue Associates, LLC for federal and state tax return preparation totaled $5,000.

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


Item 15.  Exhibits, Financial Statement, Schedules.

     (a) The following documents are included herein:

         (1)     Financial Statements:

                 	a. Report of Independent Registered
Public Accounting Firm:

Donahue Associates, LLC for 2009
McGladrey & Pullen for 2008

b. Statements of Financial Condition, December 31, 2009 and 2008..

c. Statements of Operations, Years Ended December 31, 2009 and 2008.

d. Statements of Changes in Partners' Capital, Years Ended
December 31, 2009 and 2008.

e. Statements of Cash Flows, Years Ended December 31, 2009 and 2008.

f. Schedule of Investments, December 31, 2009

g. Schedule of Investments, December 31, 2008


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

Date:	 March 31 , 2010		The Everest Fund, L.P.


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

Date:	March 31, 2010

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

73

EVEREST FUND, L.P.
 (An Iowa Limited Partnership)

ACKNOWLEDGEMENT
119







                 The Everest Fund, L.P.
              (an Iowa Limited Partnership)


                      FINANCIAL REPORT

                   For the Years Ending
            December 31, 2009 and December 31, 2008






                 The Everest Fund, L.P.
              (an Iowa Limited Partnership)


                  Table of Contents


Page(s)

I.	  Report of Independent Registered Public Accounting Firm    1-2

II.	  Financial Statements

                     Statements of Financial Condition	              3

                     Statements of Operations		              4

                     Statements of Changes in Partners' Capital	      5

                     Statements of Cash Flows			      6

                     Condensed Schedules of Investments		      7

III.	 Notes to the Financial Statements	       	              8-18






DONAHUE ASSOCIATES, LLC
Certified Public Accountants



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the General Partner
The Everest Fund, L.P.

We have audited the accompanying statement of financial condition, including the condensed schedules of investments, of The Everest Fund, L.P. as of December 31, 2009, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of management.Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Everest Fund, L.P. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Donahue Associates LLC
Monmouth Beach, New Jersey
March 6, 2010





McGladrey & Pullen
Certified Public Accountants


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the General Partner of
The Everest Fund, L.P.


We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of The Everest Fund, L.P.
(the "Partnership") as of December 31, 2008, and the related statements of operations, changes in partners' capital (net asset value) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Everest Fund, L.P. as of December 31, 2008, and the results of its operations, its cash flows and changes in its partners' capital (net asset value) for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of The Everest Fund, L.P.'s internal control over financial reporting as of December 31, 2008, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.


/S/ McGladrey & Pullen, LLP

Chicago, Illinois
March 30, 2009





                                The Everest Fund, L.P.
                            (an Iowa Limited Partnership)
                           Statements of Financial Condition
                      As of  December 31, 2009  and December 31, 2008




ASSETS                                            2009           2008
                                                --------       --------
Equity in broker trading accounts:


 Cash and cash equivalents                     $13,926,125    $19,223,344
 Net unrealized gain (loss) on open contracts      150,734        659,646
                                              ------------    -----------
 Total Equity at broker trading accounts       $14,076,859    $19,882,990

 Cash and cash equivalents                         271,494         42,444
   Interest receivable                              47,952         19,985
                                              ------------    -----------

           Total Assets                        $14,396,305    $19,945,419
                                              ============    ===========


LIABILITIES

     Management fees payable                       $23,342        $26,278
     Incentive fees payable                              0        885,100
     Brokerage commissions & fees payable           73,529         87,955
     Accounts payable & accrued expenses            70,229         99,809
     Redemptions payable                           144,670        132,882
                                              ------------    -----------
        Total Liabilities                         $311,770     $1,232,024


PARTNERS' CAPITAL




 Limited partners, Class A shares: 4,730.89
             and 4,940.65 units outstanding     14,084,535     18,713,395
                                              ------------    -----------

     Total Liabilities & Partners' Capital     $14,396,305    $19,945,419
                                              ============    ===========



The accompanying notes are an integral part of these financial statements.





                         The Everest Fund, L.P.
                     (an Iowa Limited Partnership)

                       Statements of Operations
              For the Years Ended December 31, 2009 and 2008

                                                2009             2008
Trading gains (losses):                        -------          ------
   Net realized trading gains (losses)       ($2,069,031)     $8,926,247
   Change in unrealized gains (losses)          (507,342)        377,274
   Foreign currency translation                         0        (65,372)
   Brokerage commissions & fees                  (42,097)        (46,283)
                                             ------------    ------------
           Net gain (loss) from trading      ($2,618,470)     $9,191,866

Net investment income:
  Income:
    Interest income                              138,455         448,528
    Dividend income                                   21             876
    Other income (loss)                             (36)           3,845
                                             -----------    -------------
           Total income                         $138,440        $453,249


Expenses:
   Management fees- general partner             $935,444        $820,394
   Management fees- advisors                     260,245         231,992
   Advisor incentive fees                              0       1,651,810
   Professional fees                             127,908         111,284
   Administrative expenses                         9,183          33,315
                                             -----------    ------------
          Total administrative expenses        1,332,780       2,848,795
                                             -----------    ------------

          Net investment income (loss)       (1,194,340)     (2,395,546)
                                             -----------    ------------

Net income (loss)                           ($3,812,810)      $6,796,320
                                            ============    ============


Net income (loss) per unit of partner interest ($810.85)       $1,348.35




The accompanying notes are an integral part of these financial statements.








                     The Everest Fund, L.P.
                 (an Iowa Limited Partnership)

           Statement of Changes in Partners' Capital
     For the Years Ended December 31, 2009 and December 31, 2008




                                         Partners'  Units         Net Asset
                                         Equity    Outstanding   Value Per Unit
                                         --------  ------------  -------------

Partners' equity at December 31, 2007  $11,693,007    4,793.61

              Addition                   3,356,910    1,173.08


              Redemptions               (3,099,704)  (1,026.04)


              Offering costs               (33,138)


              Net income                  6,796,320
                                       ------------  ----------


Partners' equity at December 31, 2008   $18,713,395   4,940.65     $3,787.64


              Additions                     864,000     273.41


              Redemptions               (1,671,496)   (483.17)


              Offering costs                (8,554)


              Net loss                  (3,812,810)
                                       ------------  ----------

Partners' equity at December 31, 2009   $14,084,535   4,730.89    $2,977.14
                                       ============  ==========






The accompanying notes are an integral part of these financial statements.







                     The Everest Fund, L.P.
                  (an Iowa Limited Partnership)
                    Statements of Cash Flows
           For the Years Ended December 31, 2009 and 2008




                                                2009            2008
Cash flows from (for)  operating activities    -------         -------
    Net income (loss)                       ($3,812,810)      $6,796,320
 Net changes to reconcile net income
(loss) to net cash provided (used) by
 operating activities:
    Unrealized gain (loss) on open contracts    508,912         (377,274)
    Interest receivable                         (27,967)          25,421
    Incentive fees payable                     (885,100)         885,100
    Brokerage commissions & fees payable        (14,426)          37,115
    Management fees payable                      (2,936)          12,423
    Accounts payable & accrued expenses         (29,580)           7,080
       Net cash provided (used) by          ------------      -----------
       operating activities                 ($4,263,907)      $7,386,185


Cash flows from (for)  financing activities:
  Partner additions, net of offering costs     $855,446       $3,323,772
  Redemptions paid                           (1,659,708)      (3,092,432)
                                            ------------      -----------
     Net cash provided (used) by
      financing activities                     (804,262)         231,340
                                            ------------      -----------

     Net change in cash & cash equivalent
     position                               ($5,068,169)      $7,617,525



Cash & cash equivalent balance at
                      January 1st            19,265,788       11,648,263
                                            ------------     ------------
Cash & cash equivalent balance at
                      December 31st         $14,197,619      $19,265,788
                                           =============     ============


Supplemental disclosures of cash flow information:
     Redemptions payable                       $144,670         $132,882
       Cash & cash equivalents consist of:
       Cash in broker trading accounts      $13,113,057      $19,223,344
       Cash & cash equivalents                1,084,562           42,444
                                           -------------     ------------
    Total cash & cash equivalents           $14,197,619      $19,265,788
                                           =============     ============






The accompanying notes are an integral part of these financial statements.









                             The Everest Fund, L.P.
                           (an Iowa Limited Partnership)

                          Condensed Schedule of Investments
                              As of December 31, 2009


                                          Number    Percent of   Gain (Loss)
                            Expiration      of       Partners'     on Open
                               Date      Contracts   Capital     Contracts
                            ----------  ----------  ----------  ------------

Long U.S. Futures Contracts
  Interest rates        Mar 10- Sept 10      55       -0.16%     ($22,705)
  Energy                     Apr-10          10       -0.15%      (21,390)
  Agriculture                Mar-10         116        1.06%      149,918
  Indices                    Mar-10          14        0.21%       29,410
                                                     ---------   ----------
     Total Long Futures Contracts                      0.96%     $135,233
                                                     ---------   ----------

Short U.S. Futures Contracts
  Metals                     Mar-10          26       -0.05%       (7,078)
  Agriculture            Mar 10- Apr 10       8       -0.21%      (29,800)
  Currencies                 Mar-10          88        0.16%       23,110
  Indices                    Mar-10          43        0.21%       29,269
                                                     ---------   ----------
     Total Short Futures Contracts                     0.11%      $15,501
                                                     ---------   ----------

Total Futures Contracts                                1.07%     $150,734
                                                     ==========  ==========







The accompanying notes are an integral part of these financial statements.







                             The Everest Fund, L.P.
                           (an Iowa Limited Partnership)

                        Condensed Schedule of Investments
                             As of December 31, 2008



                                                                 Unrealized
                                          Number    Percent of   Gain (Loss)
                            Expiration      of       Partners'     on Open
                               Date      Contracts   Capital     Contracts
                            ----------  ----------  ----------  ------------

Long U.S. Futures Contracts
     Interest rates    Mar 09 - Sept 09    135       2.73 %      $513,553
     Metals                 Feb 09           6       0.13 %        23,440
     Agriculture            Mar 09           6       0.00 %          (475)
     Currencies        Mar 09 - Dec 09      79       0.20 %        36,638
                                                    ---------    -----------
    Total Long Futures Contracts                     3.06 %      $573,156
                                                    ---------    -----------

Short U.S. Futures Contracts
     Interest rates         Mar 09           4      (0.01)%       $(1,563)
     Energy            Mar 09 - April 09    48       0.26 %        48,923
     Agriculture            Mar 09          56       0.15 %        28,206
     Currencies             Mar 09          16       0.06 %        10,800
     Indices                Mar 09           1       0.00 %           124
                                                    ---------    -----------
   Total Short Futures Contracts                     0.46 %       $86,490
                                                    ---------    -----------

Total Futures Contracts                              3.52 %      $659,646
                                                    =========    ===========





The accompanying notes are an integral part of these financial statements.





                       The Everest Fund, L.P.
                    (an Iowa Limited Partnership)
                   NOTES TO THE FINANCIAL STATEMENTS
     For the Years Ended December 31, 2009 and December 31, 2008

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


2.	Summary of Significant Accounting Policies

Revenue Recognition
Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis and realized gains or losses are recognized when contracts are liquidated. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or toss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Inter-bank market.

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


Summary of Significant Accounting Policies, continued

Redemptions Payable
Pursuant to the provisions of FASB ASC 480, Distinguishing Liabilities from Equity, redemptions approved by the General Partner prior to month end with a fixed effective date and fixed amount are recorded as redemptions payable as of month end.

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

Recent Accounting Pronouncements:
Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 820, Fair Value Measurements and Disclosures
("ASC 820" and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008.
The Partnership has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position of the Partnership.


Summary of Significant Accounting
Policies, continued


FASB ASC 815, Derivatives and Hedging ("ASC 815"), ASC 815-10-65, Transition and Open Effective Date Information ("ASC 815-10-65" and formerly referred to as FAS-161) includes a requirement for enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective prospectively for fiscal years beginning after November 15, 2008. The application of ASC 815 did not have a significant impact on earnings nor the financial position of the Partnership.

FASB ASC 855, Subsequent Events ("ASC 855" and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. The adoption of FASB ASC 855, did not have a material affect on the Partnership's financial position.

3.  Fair Value of Financial Instruments


Effective January 1, 2008, the Partnership adopted FASB ASC 820
( formerly Statement of Financial Accounting Standard No. 157, Fair Value Measurement), issued by the FASB. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under ASC 820 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1. Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.Level 2. Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and fair value is determined through the use of models or other valuation methodologies. A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement. Level 3. Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation.




Fair Value of Financial Instruments continued
The following section describes the valuation techniques used by the Partnership to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on 3rd party-quoted dealer values on the Inter-bank market. These financial instruments are
classified in Level 1 of the fair value hierarchy.   The table below
demonstrates the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:




                                     Fair Value Measurements Using
                                     -----------------------------
                               Quoted Prices in    Significant     Significant
                               Active Markets for  Other           Unobservable
                               Identical Assets   Observable Inputs  Inputs
                       Total    (Level I)           (Level II)      (Level III)
                     --------- ----------------  ----------------   ----------
Assets
 Cash and equivalents   $12,841,563  $ 12,841,563      $      -      $   -
                       ------------  --------------

Investments
  Long Futures
    Contracts               135,233       135,233

  Short Futures
    Contracts                15,501        15,501
                       ------------  --------------
                            150,734       150,734        -             -
                       ------------  --------------  -------------  -----------

Total assets at fair
value                   $12,992,298   $12,992,298         $  -        $   -
                       ============  ==============  =============  ============



The table below demonstrates the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:



                                    Fair Value Measurements Using
                                     -----------------------------
                               Quoted Prices in    Significant     Significant
                               Active Markets for  Other           Unobservable
                               Identical Assets   Observable Inputs  Inputs
                       Total    (Level I)           (Level II)      (Level III)
                     --------- ----------------  ----------------   ----------
Assets
 Cash and equivalents   $18,547,687  $  18,547,687      $      -      $   -
                       ------------  --------------

Investments
  Long Futures
    Contracts               573,156        573,156

  Short Futures
    Contracts                86,490         86,490
                       ------------  --------------
                            659,646        659,646         -             -
                       ------------  --------------  -------------  -----------

Total assets at fair
value                  $ 19,207,333    $19,207,333         $  -        $   -
                       ============  ==============  =============  ============





Fair Value of Financial Instruments continued

In the normal course of business, the Partnership engages in trading derivatives by purchasing and selling futures contracts and options on future contracts for its own account. All such trading is effectuated as speculative as opposed to hedging. Effective January 1, 2009, the Partnership adopted the provisions of Accounting Standards Codification 815, Derivatives & Hedging, which requires enhanced disclosures about the objectives and strategies for using derivatives and quantitative disclosures about the fair value amounts, and gains and losses on derivatives. See below for such disclosures.





Fair Value of Derivative Instruments


                                                                   2009
                                                                  --------
Speculative
Instruments        Location - Statement of Financial Condition   Fair Value



Futures Contracts  Net unrealized gain (loss) on open contracts   $150,734




                                                                   2009
                                                                  --------
Speculative
Instruments           Location- Statement of Operations          Fair Value


Futures Contracts     Net realized trading gains (losses)       ($2,069,031)


Futures Contracts     Change in unrealized gains (losses)         ($507,342)





4.  Limited Partner Agreement

The Limited Partners and General Partner share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each.However, no Limited Partner is liable for obligations of the Partnership in excess of their capital contribution and profits, if any, and such other amounts as they may be liable for pursuant to the Act. Distributions of profits are made solely at the discretion of the General Partner.

Responsibility for managing the Partnership is vested solely in the General Partner.The General Partner has delegated complete trading authority to an unrelated party (see Note 5).

Limited Partners may cause any or all of their Class A units to be redeemed as of the end of any month at the month end net asset value on fifteen days' prior written notice to the Partnership, (for Class I Units, as of the end of any quarter on forty-five days' notice), or such lesser period as is acceptable to the Partnership. Although the Agreement does not permit




Limited Partner Agreement continued

redemptions for the first six months following a Limited Partner's admission to the Partnership, the Agreement does permit the Partnership to declare additional regular redemption dates. The Partnership will be dissolved on December 31, 2020,or upon the occurrence of certain events, as specified in the Limited Partnership agreement.

5.  Agreements and Related Party Transactions

John W. Henry & Company, Inc. (JWH) serves as the Partnership's commodity trading advisor. JWH receives a monthly management fee equal to 0.167%
(2% annually) of the Partnership's month-end net asset value, (as defined), and a quarterly incentive fee of 20% of the Partnership's new net trading profits, (as defined).The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

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



Agreements and Related Party Transactions  continued

The Partnership earns interest on 95% of the Partnership's average monthly cash balance on deposit with its Brokers at a rate equal to the average 91-day Treasury Bill rate for US Treasury Bills issued during that month.

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM"). At December 31, 2009 and 2008 approximately 93.3% and 93%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

6.  Financial Instruments, Off-Balance Sheet Risks and Contingencies

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



Financial Instruments, Off-Balance Sheet Risks and Contingencies, continued

The unrealized gain (loss) on open futures and forward contracts is comprised of the following:



                                                   2009
                                 ----------------------------------
                                 Futures     Forwards      Total
                                ---------   ----------   ----------
Gross unrealized gains          $179,328      $52,379     $231,707

Gross unrealized losses          (44,095)     (36,878)     (80,973)
                                ---------   ----------   ----------
Net unrealized gains (losses)   $135,233      $15,501     $150,734
                                =========   ==========   ==========


                                                   2008
                                 ----------------------------------
                                 Futures     Forwards      Total
                                ---------   ----------   ----------
Gross unrealized gains          $573,631       $88,053    $661,684

Gross unrealized losses            (475)       (1,563)     (2,038)
                                ---------   ----------   ----------
Net unrealized gains (losses)   $573,156       $86,490    $659,646
                                =========   ==========   ==========

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



7.  Financial Highlights

The following financial highlights show the Partnership's financial performance for the years ended December 31, 2009 and December 31, 2008.



                                      2009
                                     --------
                                     Class A
                                     --------
Total return before distributions*  (21.40) %
                                    =========
Ratio to average net assets:
Net investment loss:                 (7.51) %
                                    =========

Management fees                       5.88 %
Incentive fees                        0.00 %
Other expenses                        2.50 %
                                    ---------
Total expenses                        8.38%
                                    =========


                                       2008
                                     --------
                                     Class A
                                     --------
Total return before distributions*   55.28 %
                                    =========
Ratio to average net assets:
Net investment loss:                (17.72) %
                                    =========
Management fees                       5.75 %
Incentive fees                       11.58 %
Other expenses                        2.64 %
                                    ---------
Total expenses                       19.97 %
                                   ==========



 (*)	Total return is calculated for all shareholders throughout the year.
  An individual shareholder's return may vary from these returns based on the timing of share transactions.




Financial Highlights, continued


Per Unit Performance:
(for units outstanding through the entire period)


                                         Class A
                                        -----------
Net asset value - December 31, 2007      $2,439.29
                                        -----------
  Total income                            1,911.61
  Total expenses                           (563.26)
                                        -----------

Increase in net assets                    1,348.35
                                        -----------

Net asset value - December 31, 2008
         (before final redemptions)**    $3,787.64
                                        ===========

  Total income                             (529.92)
  Total expenses                           (280.58)
                                        -----------
Increase in net assets                     (810.50)
                                        -----------
Net asset value - December 31, 2009
   (before final redemptions)**          $2,977.14
                                        ===========



 (**)	Total return is calculated for all shareholders throughout the year.
An individual shareholder's return may vary from these returns based on the timing of share transactions.


8. Concentrations of Credit
The Partnership has a significant amount of its assets on deposit with the clearing futures FCM, which are not insured, at December 31, 2009 and December 31, 2008. In the event of the insolvency of the clearing FCM, recovery of the Partnership's assets may be limited to a pro rata share of available funds not covered by insurance.

The Partnership may, from time to time, have cash deposits at banks that are in excess of insured amounts.

9. Subsequent Events
The Company has made a review of material subsequent events from December 31, 2009 through the date of this report and found no material subsequent events reportable during this period.