Form 10-Q
period 2010-03-31
EVEREST FUND L P
filed 2010-05-17
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X



Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                  	4

Statements of Financial Condition                               4
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

Condensed Schedule of Investments                               5
March 31, 2010 (Unaudited)

Condensed Schedule of Investments                               6
December 31, 2009 (Audited)

Statements of Operations                                       7-8
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)   9-10
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009 (Unaudited) 11-12

Notes to Financial Statements for the Three Months Ended        13
                     March 31, 2010 and 2009 (Unaudited)

Item 2.    Management's Discussion and Analysis of Financial    27
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about       31
                                              Market Risk

Item 4.    Controls and Procedures	                        31


Part II:	Other Information                               31

Item 1.	   Legal Proceedings                                    31

Item 1A.	Risk Factors	                                31

Item 2.      Unregistered Sales of Equity Securities and Use    32
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                        32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. 	Other Information	                        33

Item 6. 	Exhibits	                              33-39

PART I.  FINANCIAL INFORMATION



Item 1 Financial Statements

Following are financial Statements for the fiscal quarter ending March 31, 2010 see accompanying notes to financial statements

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
			MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)

                                                                  UNAUDITED             AUDITED
                                                                 MARCH 31, 2010	     DECEMBER 31, 2009
                                                                 -----------------   -----------------
                            ASSETS
Cash and cash equivalents                                           $11,454,898         $13,926,125
Equity in broker trading accounts:
   Cash and cash equivalents                                          1,105,051             271,494
   Net unrealized trading gains(losses) on open contracts               609,746             150,735
Interest receivable                                                      11,760              47,952
                                                                    -----------         -----------
      TOTAL ASSETS                                                  $13,181,456         $14,396,306
                                                                    ===========         ===========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                              $   333,593         $   144,670
   General partner management fee payable                                58,942              73,529
   Advisor's management fee payable                                      21,337              23,342
   Advisor's incentive fee payable					      0                   0
   O&O Payable								  2,426	                  0
   Accrued expenses                                                      75,059              70,229
                                                                    -----------         -----------
      TOTAL LIABILITIES                                                 491,357             311,770
                                                                    -----------         -----------

PARTNERS' CAPITAL

   Limited partners, A Shares (4,534.8759 and 4,730.8865 units
      outstanding)                                                   12,690,099          14,084,536

                                                                    -----------         -----------
      TOTAL PARTNERS' CAPITAL                                        12,690,099          14,084,536
                                                                    -----------         -----------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                                    $13,181,456         $14,396,306
                                                                    ===========         ===========

The accompanying notes are an integral part of this statement.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                        CONDENSED SCHEDULE OF INVESTMENTS
                                 MARCH 31, 2010
				   UNAUDITED

                                                             NUMBER OF   MARKET VALUE   % OF PARTNERS'
                                          EXPIRATION DATES   CONTRACTS       (OTE)          CAPITAL
                                          ----------------   ---------   ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                             Jun 10 - Dec 10       98      $    (7,400)        -0.06%
Metals                                     May 10                 5           (1,100)        -0.01%
Energy                                     Jun 10 - Jul 10       37           69,921          0.55%
Agriculture                                May 10                24           36,415          0.29%
Currencies                                 Mar 11                44            3,300          0.03%
Indices                                    Jun 10                16           42,225          0.33%
                                                                           -----------        -----
Total long positions                                                         143,361          1.13%

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                             Jun 10                12           (3,750)       -0.03%
Energy					   Jul 10                10           13,200         0.10%
Agriculture                                May 10               156          401,597         3.16%
Currencies                                 Jun 10                88           55,338         0.44%
                                                                           -----------        -----
   Total short positions                                                     466,386         3.67%
                                                                           -----------        -----
TOTAL OPEN CONTRACTS                                                         609,746         4.80%
                                                                          =============    =========


The accompanying notes are an integral part of this statement.



                     THE EVEREST FUND, L.P.
                  (an Iowa Limited Partnership)

                CONDENSED SCHEDULE OF INVESTMENTS
                      December 31, 2009
                  _____________________________

                                                                  Unrealized
                                                    Percent of    Gain (Loss)
                         Expiration  Number         Partners'     On Open
                         Date        of Contracts   Capital       Contracts
                        ___________  ____________  ____________   __________
Long U.S. Futures Contracts
  Interest rates            Mar10 - Sept10   55       -0.16%         ($22,705)
  Energy                    Apr 10           10       -0.15%          (21,390)
  Agriculture               Mar 10          116        1.06%          149,919
  Currencies                Dec 09 - Sep 10  14        0.21 %          29,410
                                                      ----------   ----------
    Total Long Futures Contracts                       0.96 %         135,234
                                                      ----------   ----------


Short U.S. Futures Contracts
   Interest rates              Mar 10         26        -0.05%        (7,078)
   Energy                      Mar 10-Apr 10   8        -0.21%       (29,800)
   Agriculture                 Mar 10         88         0.16 %       23,110
   Currencies                  Mar 10         43         0.21 %       29,269
                                                       ---------   -----------
     Total Short Futures Contracts                       0.11 %       15,501
                                                       ---------   -----------


Total Futures Contracts                                  1.07 %       $150,735
                                                       ==========  ============



The accompanying notes are an integral part of these financial statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
				   UNAUDITED

                                                 THREE MONTHS ENDED  THREE MONTHS ENDED
						     MARCH 31, 2010     MARCH 31, 2009
                                                     ----------------   ---------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                               $(1,026,140)     $  (212,700)
Change in net unrealized trading gain
  (loss) on open contracts                               457,442 	 (747,272)
Net foreign currency translation loss             	   2,407  	   (3,901)
Brokerage Commissions                                    (11,726)  	   (8,780)
                                                     -----------      ------------
   NET TRADING INCOME (LOSS)                            (578,018)        (972,653)

Interest income, net of cash management fees              18,044    	   42,973
                                                     -----------      ------------
   TOTAL INCOME (LOSS)                                  (559,974)        (929,680)
                                                     -----------      ------------

EXPENSES:
   General partner management fees                       188,872    	  266,212
   Advisor Management fees                                65,570      	   69,708
   Incentive fees					       0                0
   Administrative expenses                                28,728       	   35,769
                                                     -----------        ----------
   TOTAL EXPENSES                                        283,170    	  371,689
                                                     -----------        ----------
NET INCOME (LOSS)                                    $  (843,144)     $(1,301,369)
                                                     ===========       ===========

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD               $   (178.81)      $  (265.59)
                                                     ===========        ==========


The accompanying notes are an integral part of these statements.

               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED MARCH 31, 2010
				  UNAUDITED


                                   UNITS     LIMITED PTRS
                                 A SHARES      A SHARES         TOTAL
                                ----------   ------------       ------------
BALANCES, January 1, 2010         4,730.89     14,084,536        14,084,536
Additional Units Sold                86.69        245,000           245,000
Redemptions                        (282.70)     (793,867)          (793,867)
Less Offering Costs                     --        (2,426)            (2,426)
Net Loss                                --      (843,144)          (843,144)
                                ----------   ------------      ------------
BALANCES, March 31, 2010          4,534.88   $12,690,099        $12,690,099
                                ==========   ============      =============

Net asset value per unit,
   January 1, 2010		              $2,977.15
Net profit (loss) per unit                      (178.81)
                                             ------------
Net asset value per unit
   March 31, 2010                             $2,798.33
                                             ============



The accompanying notes are an integral part of these statements.
                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE THREE MONTHS ENDED MARCH 31, 2009
				  UNAUDITED


                                   UNITS     LIMITED PTRS
                                 A SHARES      A SHARES         TOTAL
                                ----------   ------------       ------------
BALANCES, January 1, 2009         4,940.65     18,713,395        18,713,395
Additional Units Sold                13.34         50,000            50,000
Redemptions                         (93.61)      (343,038)         (343,038)
Less Offering Costs                     --           (495)             (495)
Net Loss                                --     (1,301,369)       (1,301,369)
                                ----------   ------------      -------------
BALANCES, March 31, 2009          4,860.38   $ 17,118,493      $ 17,118,493
                                ==========   ============      =============

Net asset value per unit,
   January 1, 2009		              $3,787.64
Net profit (loss) per unit                      (265.59)
                                             ------------
Net asset value per unit
   March 31, 2009                             $3,522.05
                                             ============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
				  UNAUDITED

                                                           THREE MONTHS ENDED  THREE MONTHS ENDED

                                                               MARCH 31, 2010      MARCH 31, 2009
                                                              -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income(loss)                                               $    (843,144)      $  (1,301,369)
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:
      Decrease (increase) in commodity futures trading accounts:
             Unrealized gain or loss on open commodity
                futures contracts                                       (459,012)            747,182
      Decrease (increase) in interest receivable                          36,192             (10,087)
      (Decrease) increase in incentive fees payable                            0            (885,100)
      (Decrease) increase in management fees payable                      (2,004)             (4,224)
      (Decrease)increase in General Partner management fees payable      (14,587)	        (918)
      (Decrease) increase in O&O Expense                                   2,426                 (99)
      (Decrease) increase in other accrued expenses                        4,830              20,794
                                                                      ------------        ------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (1,275,299)          (1,433,821)
                                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                                       (604,945)          (403,511)
   Partner addition of units,net of offering costs                        242,574             49,505
                                                                      ------------        ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             (362,371)          (354,006)
                                                                      ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,637,670)        (1,787,827)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                      14,197,619         19,265,788
                                                                      ------------        ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                          $ 12,559,949         $17,477,961
                                                                      ============        ============
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts                                $  1,105,051         $  1,096,849
     Cash and cash equivalents                                         11,454,898           16,381,112
                                                                      ------------        ------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS                      $ 12,559,949         $ 17,477,961
                                                                      ============        ============

The accompanying notes are an integral part of these statements











EVEREST FUND, L.P.

                     	NOTES TO FINANCIAL STATEMENTS
                             	March 31, 2010


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


Recently adopted accounting pronouncements
Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 820, Fair Value Measurements and Disclosures
("ASC 820" and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Partnership has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position of the Partnership.



FASB ASC 815, Derivatives and Hedging ("ASC 815"), ASC 815-10-65, Transition and Open Effective Date Information ("ASC 815-10-65"and formerly referred to as FAS-161) includes a requirement for enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective prospectively for fiscal years beginning after November 15, 2008. The application of ASC 815 did not have a significant impact on earnings nor the financial position of the Partnership.



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

Effective January 1, 2008, the Partnership adopted FASB ASC 820
(formerly Statement of Financial Accounting Standard No. 157, Fair
Value Measurement), issued by the FASB. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under ASC 820 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under ASC 820 are described below:



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

The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

                                 Fair Value Measurements Using
                              ----------------------------------------

                                   Quoted Prices in       Significant         Significant
                                   Active Markets for     Other               Unobservable
                                   Identical Assets       Observable Inputs   Inputs
                         Total            (Level I)         (Level II)         (Level III)
                      -----------   ----------------      ---------------    --------------
Assets
 Cash and equivalents $ 12,559,949     $ 12,559,949           $      -            $   -
                     -------------   ---------------      ---------------    --------------
Investments
  Long Futures
    Contracts            143,361            143,361                  -                -

  Short Futures
    Contracts            466,385            466,385                  -                -
                    ---------------   --------------      ---------------    --------------
                         609,746            609,746                  -                -
                    ---------------   --------------      ---------------    --------------

Total assets at fair
value               $ 13,169,695        $13,169,695                $ -            $   -
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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM''). At March 31, 2010 and 2009 approximately 99.65% and 99.89%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25%
(.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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







                    Asset Derivatives

                    Balance Sheet
                    Location                       Fair Value    #of contracts

Agricultural
   Net unrealized trading gains on open contracts   36,415             24
Currencies
   Net unrealized trading gains on open contracts    3,300             44
Energy
   Net unrealized trading gains on open contracts   69,921             37
Metals
   Net unrealized trading gains on open contracts   (1,100)             5
Interest rates
   Net unrealized trading gains on open contracts   (7,400)            98
Indices
   Net unrealized trading gains on open contracts   42,225             16
                                                    ========        ==========
                                                   143,361            224








                Liability Derivatives

                Balance Sheet
                 Location                        Fair Value   #of contracts   Net

Agricultural
    Net unrealized trading gains on open contracts  401,597       156        438,012
Currencies
    Net unrealized trading gains on open contracts   55,338        88         58,638
Energy
    Net unrealized trading gains on open contracts   13,200        10         83,121
Metals
    Net unrealized trading gains on open contracts    -             -         (1,100)
Interest rates
    Net unrealized trading gains on open contracts   (3,750)       12        (11,150)
Indice
    Net unrealized trading gains on open contracts    -             -         42,225
                                                     ========   ========    ==========
                                                     466,385      266        609,746








                        Trading Revenue for the

                  Three Months Ended March 31, 2010


Line Item in Income Statement


Realized                        (1,035,459)

Change in unrealized               457,442
                               =============
                                  (578,018)


Includes net foreign currency translation gain(loss)




Three months average of futures contracts bought and sold


January 2010                  (903,972)

February 2010                 (215,571)

March 2010                      84,083
                            ============
Total                       (1,035,459)
                            ============
3 month average               (345,153)



For the three months ended March 31, 2010, the monthly average of futures contracts bought and sold was approximately (345,153), respectively.



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

                                                  March 31, 2010 unaudited
                                       ---------------------------------------------
                                               Futures       Forwards        Total
                                       --------------------  -----------    -----------
Gross unrealized gains                     151,861           470,135      $621,996
Gross unrealized losses                     (8,500)           (3,750)      (12,250)
                                       --------------------  -----------   -----------
Net unrealized gains (losses)              143,361           466,385       609,746
                                       ====================  ===========   ===========


                                                  March 31, 2009 unaudited
                                       ---------------------------------------------
                                               Futures       Forwards        Total
                                       --------------------  -----------    ----------
Gross unrealized gains                        $0.00            $31,083      $31,083
Gross unrealized losses                     (101,594)          (17,024)    (118,618)
                                       --------------------  -----------   -----------
Net unrealized gains (losses)              ($101,594)          $14,059     ($87,535)
                                       ====================  ===========   ===========





(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the quarter ended March 31, 2010 and March 31, 2009.

                                              March 31, 2010         March 31, 2009
                                           -------------------     ---------------------
                                                Class A                     Class A
                                           -------------------     ---------------------
Total return before distributions*               (6.01)%                   (7.01%)
                                           ===================     =====================
Ratio to average net assets:
      Net investment Income (loss)**             (2.01)                    (7.39)%
                                           ===================     =====================
      Management fees                            1.93%                      5.98%
      Incentive fees                                0%                         0%
      Other expenses                             0.22%                      2.37%
                                           -------------------     ----------------------
      Total expenses**                           2.14%                      8.35%
                                           ===================     ======================


*Not annualized
**Annualized




Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of March 31, 2010, the statements of operations for the three month ended March 31, 2010 and 2009, the statements of cash flows and changes in partners' capital (net asset value) for the three months ended March 31, 2010 and 2009 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009, cash flows and changes in partners' capital (net asset value) for the three month ended March 31, 2010 and 2009. The results of operations for the full three months ended March
31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.



         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


Fiscal Quarter ended March 31, 2010

The Partnership recorded a loss of $843,144 or $ 178.81 per Unit of Class A Units for the fiscal quarter ended March 31,2010. This compares to a loss of $1,301,369 or $265.59 per Unit of Class A Units for the fiscal quarter ended March 31, 2009. The quarter ended March 31, 2010 showed a loss of 6.01% (total return) for the Class A Units of the fund.

The Partnership continued to employ John W. Henry &
Company, Inc.'s (JWH) GlobalAnalyticsR Family of Programs.


Class A Units were negative 3.48% in January 2010 resulting in a Net Asset Value per unit of $2,873.42 as of January 31, 2010.
January performance was a continuation of the sharp market reversals and directionless patterns seen in late December. While trading these markets with a long-term trend-following approach has been difficult these past two months, we believe the underlying trading models are performing as expected under the circumstances. We believe the programs style discipline will reward clients as trends ultimately emerge from the currently cloudy and uncertain world markets.


Class A Units were negative 3.62% in February 2010 resulting in a Net Asset Value per unit of $2,769.41 as of February 28, 2010.

February's performance was a continuation of the difficult market conditions we have seen over the past few months.

     The interest rate sector contributed positively to performance for February as recently established upward trends in Asian and European debt markets continued throughout February. Trading in the currency markets also provided positive returns as the U.S. dollar showed signs of continued strength against the euro, British pound and Swiss franc due to ongoing fiscal weakness across Europe.

     The Fund's performance in equity indices was slightly negative in February as global stock markets gyrated throughout the month. Trading in the metals sector was unprofitable. The Fund incurred losses in both gold and silver as the precious metals continued to struggle to find a new direction. There we some significant rallies and reversals throughout the month and the moves were generally tied to the performance of the U.S. dollar. The energy sector was negatively affected as oil prices continued their up and down ride through the first half of the month. The performance of the agricultural sector was also negative in February after the sugar market, which rallied 10 percent in January hitting a 29-year high, sharply reversed course and fell over 17 percent in February.


Class A Units were positive 1.04% in March 2010 resulting in a Net Asset Value per unit of $2,798.33 as of March 31, 2010.

The Fund's positions in equity index futures were profitable in March. The energy sector was also profitable, benefiting from intra-sector diversification and the divergent paths of natural gas and petroleum-based fuel prices.
Crude oil prices rose more than 4 percent during the month as improving economic activity increased demand for fuel, most notably from China. At the same time, the domestic natural gas market continues to decline. Natural gas prices fell close to 20 percent during March, making it the best-performing market in the Fund as milder than normal weather across the country further exacerbated the bearish supply/demand dynamic. Performance from the agricultural sector was positive for the month with a number of markets having a significant positive impact on performance. Corn fell more than 10 percent during the month. The sugar market suffered an abrupt reversal, falling more than 20 percent during the month.

The interest rate sector of the Fund declined in March as bonds continue to move erratically as global sentiment shifts between default and recovery. Profits from positions in European interest rates were not enough to offset losses from U.S. and Japanese positions. The currency sector was slightly unprofitable during the month as a more broad-based rally in the dollar caught the program off sides in a few markets. The metals sector was unprofitable in March amidst directionless trading in the gold and silver markets. Precious metals fell as the dollar rally continued and the allure of these metals as a safe haven diminished.




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


Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2009.

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

There has been no material change with respect to risk factors since the "Risk Factors" were disclosed in the Form 10K of the Partnership dated December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds


RECENT SALES OF UNREGISTERED SECURITIES A UNITS

                                      1st quarter 2010   1st quarter 2009

Units Sold                                86.69                  13.34

Value of Units Sold                      245,000                $50,000



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

                                EVEREST FUND, L.P.

Date: May 17, 2010     By:  Everest Asset Management, Inc.,
                                                    its General Partner


				          By:__/s/ Peter Lamoureux_____

					        Peter Lamoureux
					        President
1


39