Form 10-Q
period 2010-06-30
EVEREST FUND L P
filed 2010-08-16
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                  	            4

Statements of Financial Condition                                           4
June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

Condensed Schedule of Investments                                           6
June 30, 2010 (Unaudited)

Condensed Schedule of Investments                                           7
December 31, 2009 (Audited)

Statements of Operations                                                   8-10
For the Six and Three Months Ended June 30, 2010 and 2009 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)               11-13
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009 (Unaudited)                13-15

Notes to Financial Statements June 30, 2010                                15

Item 2.    Management's Discussion and Analysis of Financial               34
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about                  40
                                              Market Risk
Item 4.    Controls and Procedures	                                   40

Part II:	Other Information                                          40

Item 1.	   Legal Proceedings                                               40

Item 1A.	Risk Factors	                                           41

Item 2.      Unregistered Sales of Equity Securities and Use               41
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                                   42

Item 4. Submission of Matters to a Vote of Security Holders                42

Item 5. 	Other Information	                                   42

Item 6. 	Exhibits	                                           42-43

PART I.  FINANCIAL INFORMATION


Item 1 Financial Statements

Following are f Financial Statements for the six months ended June 30, 2010



                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
	JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)

                                              UNAUDITED     AUDITED
                                            JUNE 30, 2010  DECEMBER 31, 2009
                                        -----------------   -----------------
                            ASSETS
Cash and cash equivalents                    $12,182,486      $13,926,125
Equity in broker trading accounts:
   Cash and cash equivalents                   1,006,625          271,494
   Net unrealized trading gains(losses)
                            on open contracts    630,251          150,735
Interest receivable                               18,857           47,952
                                        -----------------   ----------------
      TOTAL ASSETS                           $13,838,219      $14,396,306
                                          ===============   ================
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                           $79,069         $144,670
   General partner management fee payable         60,550           73,529
   Advisor's management fee payable               22,017           23,342
   Advisor's incentive fee payable		     0                0
   O&O Payable				           4,951	      0
   Accrued expenses                               67,570           70,229
                                              -----------      ------------
      TOTAL LIABILITIES                          234,157          311,770
                                              -----------      ------------

PARTNERS' CAPITAL

   Limited partners, A Shares (4,534.8759
and 4,730.8865 units outstanding)             13,604,063       14,084,536
                                            -------------      ------------
      TOTAL PARTNERS' CAPITAL                 13,604,063       14,084,536
                                            -------------      ------------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                             $13,838,219      $14,396,306
                                            =============      ============

The accompanying notes are an integral part of this statement.

                                EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 JUNE 30, 2010
		                   UNAUDITED

                               EXPIRATION   NUMBER OF   MARKET        % OF PARTNERS'
                                    DATES   CONTRACTS   VALUE (OTE)    CAPITAL
                         ----------------   ---------  ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates                 Sep 10         110        $348,993         2.57%
Metals                   Aug 10-Sep 10         46         115,330         0.85%
Agriculture              Sep 10-Dec 10         82          99,910         0.73%
Currencies               Sep 10-Jun 11         80          75,200         0.55%
Indices                         Mar 11         27         (14,022)       -0.10%
                                        -----------      ----------    ----------
Total long positions                                      625,411         4.60%
SHORT POSITIONS:
FUTURES POSITIONS
Interest rates                  Sep 10          6          11,527         0.08%
Energy			 Sep 10-Oct 10         31          26,451         0.19%
Agriculture              Oct 10-Dec 10         90          17,662         0.13%
Currencies                      Sep 10         20         (50,800)       -0.37%
                                        -----------     ----------     -----------
   Total short positions                                    4,840         0.04%
                                                       -----------     -----------
TOTAL OPEN CONTRACTS                                      630,251         4.63%
                                                       ===========     ===========

The accompanying notes are an integral part of this statement.

                     THE EVEREST FUND, L.P.
                  (an Iowa Limited Partnership)
                CONDENSED SCHEDULE OF INVESTMENTS
                            December 31, 2009
                               AUDITED
                                                                    Unrealized
                                                                    % of(Loss)
                          Expiration    Number         Partners'    On Open
                             Date     of Contracts     Capital      Contracts
                          ________    ____________    _________    __________
Long U.S. Futures Contracts
  Interest rates        Mar10 - Sept10     55          -0.16%        ($22,705)
  Energy                    Apr 10         10          -0.15%         (21,390)
  Agriculture               Mar 10         116          1.06%         149,919
  Indices                   Mar 10         14           0.21 %         29,410
                                                     ----------       ----------
    Total Long Futures Contracts                     0.96 %           135,234
                                                     ----------       ----------
Short U.S. Futures Contracts
   Interest rates           Mar 10         26           -0.05%          (7,078)
   Energy                   Mar 10-Apr 10   8           -0.21%         (29,800)
   Agriculture              Mar 10         88            0.16 %         23,110
   Currencies               Mar 10         43            0.21 %         29,269
                                                     ----------       ----------
   Total Short Futures Contracts                         0.11 %         15,501
                                                     ----------       ----------
Total Futures Contracts                                  1.07 %        $150,735
                                                     ==========       ==========
The accompanying notes are an integral part of these financial statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
				   UNAUDITED

                                          SIX MONTHS ENDED         SIX MONTHS ENDED
				          JUNE 30, 2010            JUNE 30, 2009
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                       $69,249                  $(493,559)
Change in net unrealized trading gain
  (loss) on open contracts                   477,946 	               (584,035)
Net foreign currency translation loss        (10,334)  	                 (6,272)
Brokerage Commissions                        (23,432)  	                (18,925)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                 513,429                 (1,102,791)

Interest income, net of cash management fees  31,058    	         79,507
                                            ----------------    -------------------
   TOTAL INCOME (LOSS)                       544,487                 (1,023,284)
                                            ----------------    -------------------
EXPENSES:
   General partner management fees           369,764    	        506,445
   Advisor Management fees                   131,265      	        132,636
   Incentive fees			         0                        0
   Administrative expenses                    55,140                     83,622
                                            ----------------    -------------------
   TOTAL EXPENSES                            556,169    	        722,704
                                            ----------------    -------------------
NET INCOME (LOSS)                           $(11,682)               $(1,745,988)
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD          $6.69                 $(363.72)
                                            ================    ===================


The accompanying notes are an integral part of these statements.


                                  EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
                                                   UNAUDITED

                                                 THREE MONTHS ENDED       THREE MONTHS ENDED
                                                  JUNE 30, 2010              JUNE 30, 2009
                                                --------------------   ----------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                               $1,095,389            $(280,859)
Change in net unrealized trading gain
  (loss) on open contracts                               20,505              163,237
Net foreign currency translation loss                   (12,741)              (2,370)
Brokerage Commissions                                   (11,706)             (10,145)
                                                -------------------    --------------------
   NET TRADING INCOME (LOSS)                          1,091,447             (130,138)

Interest income, net of cash management fees             13,014               36,534
                                                -------------------    --------------------
   TOTAL INCOME (LOSS)                                1,104,461              (93,604)
                                                -------------------    --------------------
EXPENSES:
   General partner management fees                      180,892              240,233
   Advisor Management fees                               65,695               62,928
   Incentive fees                                          0                    0
   Administrative expenses                               26,412               47,854
                                                -------------------    --------------------
   TOTAL EXPENSES                                       272,999              351,015
                                                -------------------    --------------------
NET INCOME (LOSS)                                     $(831,462)           $(444,619)
                                                ===================    ====================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
A SHARES, OUTSTANDING ENTIRE PERIOD
                                                       $(185.50)             $(98.13)
                                                ===================    ====================


The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE SIX MONTHS ENDED JUNE 30, 2010
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES             TOTAL
                            ----------   ----------------   ------------
BALANCES, January 1, 2010    4,730.89     14,084,536          14,084,536
Additional Units Sold          252.60        745,000             745,000
Redemptions                   (424.22)    (1,206,415)         (1,206,415)
Less Offering Costs             --            (7,376)             (7,376)
Net Loss                        --           (11,682)            (11,682)
                           -----------   ---------------    -------------
BALANCES, June 30, 2010      4,559.26    $13,604,063        $ 13,604,063
                           ===========   ===============    =============

Net asset value per unit,
   January 1, 2010		    $2,977.15
Net profit (loss) per unit               6.69
                                 ------------
Net asset value per unit
   June 30, 2010                    $2,983.83
                                 ============



The accompanying notes are an integral part of these statements.
                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2009
				  UNAUDITED


                             UNITS     LIMITED PTRS
                           A SHARES    A SHARES              TOTAL
                       -------------   -------------      ------------
BALANCES, January 1, 2009  4,940.65     18,713,395         18,713,395
Additional Units Sold         13.34         50,000             50,000
Redemptions                 (351.66)    (1,258,919)        (1,258,919)
Less Offering Costs           --              (49                (495)
Net Loss                      --        (1,745,988)        (1,745,988)
                        ------------   -------------      -------------
BALANCES, June 30, 2009    4,602.33    $15,757,993        $15,757,993
                        ============   =============      =============

Net asset value per unit,
   January 1, 2009		   $3,787.64
Net profit (loss) per u              (363.72)
                                  -------------
Net asset value per unit
   June 30, 2009                   $3,423.92
                                  =============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
				  UNAUDITED

                                               SIX MONTHS ENDED    SIX MONTHS ENDED
                                                JUNE 30, 2010         JUNE 30, 2009
                                      ---------------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income(loss)                                  $(11,682)              $(1,745,988)
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:

         Unrealized gain or loss on open commodity
                             futures contracts        (479,516)                 583,879
      Decrease (increase) in interest receivable        29,095                  (25,334)
      Decrease (increase) in other receivable            --                       ---
      (Decrease) increase in incentive fees payable      --                    (885,100)
      (Decrease) increase in management fees payable    (1,325)                  (6,615)
      (Decrease)increase in General Partner management
                                    fees payable       (12,979)	                 (9,928)
      (Decrease) increase in O&O Expense                 4,951                    --
     (Decrease) increase in other accrued expenses      (2,659)                 (14,235)
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   (474,115)              (2,103,320)
                                                 ----------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                  (1,272,017)              (1,391,801)
   Partner addition of units,net of offering costs     737,624                   49,505
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   (534,393)              (1,342,296)
                                                 ----------------   --------------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS (1,008,508)              (3,445,616)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD   14,197,619               19,265,788
                                                 ----------------   --------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD        $13,189,111              $15,820,172
                                                 ================   ====================
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts               $1,006,625               $15,779,446
     Cash and cash equivalents                      12,182,486                    40,726
                                                 -----------------  --------------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS    $13,189,111               $15,820,172
                                                 =================  ====================

The accompanying notes are an integral part of these statements



			EVEREST FUND, L.P.
                     	NOTES TO FINANCIAL STATEMENTS
                             	June 30, 2010


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

Foreign Currency Translation
The Partnership's functional currency is the U.S. dollar, however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated at the prevailing exchange rates as of the date of the statement of financial conditions. Gains and losses on investment activity are translated at the prevailing exchange rate on the date of each respective transaction while period end balances are translated at the period end currency rates. Realized and unrealized foreign exchange gains or losses are included in trading income or loss in the statements of operations.

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

The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

                                        Fair Value Measurements Using
                                    ----------------------------------------

                                                    Quoted Prices in       Significant            Significant
                                                   Active Markets for         Other               Unobservable
                                                     Identical Assets       Observable Inputs     Inputs
                                      Total            (Level I)              (Level II)              (Level III)
                                     -----------    ------------------   -------------------     --------------
Assets
 Cash and equivalents                $ 13,189,111     $ 13,189,111             $  -                   $   -
                                     -------------  -----------------     ---------------         --------------
Investments
  Long Futures
    Contracts                        625,411            625,411                   -                       -

  Short Futures
    Contracts                          4,840              4,840                   -                       -
                                    ---------------     ----------------      ---------------     --------------
                                     630,251            630,251                   -                       -
                                    ---------------     ----------------      ---------------     --------------

Total assets at fair
value                                $ 13,819,362        $13,819,362              $ -                  $   -
                                    ===============     ================      ===============     ==============



The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

                                     Fair Value Measurements Using
                                ----------------------------------------

                                              Quoted Prices in       Significant           Significant
                                              Active Markets for     Other                Unobservable
                                              Identical Assets       Observable Inputs    Inputs
                                   Total           (Level I)          (Level II)          (Level III)
                                -----------   ----------------       ---------------     --------------
Assets
 Cash and equivalents           $15,820,172      $15,820,172           $      -              $   -
                                -----------    ---------------       ---------------     --------------
Investments
  Long Futures
    Contracts                       -12,370         -12,370                   -                  -

  Short Futures
    Contracts                        88,137          88,137                   -                  -
                               -------------   --------------        ---------------     --------------
                                     75,767          75,767                   -                  -
                               -------------   --------------        ---------------     --------------

Total assets at fair
value                          $ 15,895,939     $15,895,939             $     -             $    -
                               =============   ==============        ===============     ==============



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

John W. Henry & Company, Inc. (JWH) serves as the Partnership's commodity trading advisor. JWH receives a monthly management fee equal to 0.167%
(2% annually) of the Partnership's month-end net asset value, (as defined), and a quarterly incentive fee of 20% of the Partnership's new net trading profits. The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

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

The clearing agreements with the clearing brokers provide that the clearing brokers charge the Partnership brokerage commissions at the rate of between $5.80 to $10.70 per round-turn trade, plus applicable exchange, give up fees and National Futures Association fees for futures contracts and options on futures contracts executed on domestic exchanges and over the counter markets. For trades on certain foreign exchanges, the rates may be higher.

The Partnership also reimburses the clearing brokers for all delivery, insurance, storage or other charges incidental to trading and paid to third parties.

The Partnership earns interest on 95% of the Partnership's average monthly cash balance on deposit with its clearing brokers at a rate equal to the average 91-day Treasury Bill rate during that month.

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM''). At June 30, 2010 and 2009 approximately 99.34% and 99.69%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25%
(.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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







                    Asset Derivatives

                    Balance Sheet
                    Location                       Fair Value    #of contracts

Agricultural
   Net unrealized trading gains on open contracts   99,910           82
Currencies
   Net unrealized trading gains on open contracts    75,200          80
Metals
   Net unrealized trading gains on open contracts   115,330          46
Interest rates
   Net unrealized trading gains on open contracts   348,993          110
Indices
   Net unrealized trading gains on open contracts   -14,022          27
                                                   =========      ==========
                                                    625,411         345




                Liability Derivatives

                Balance Sheet
                 Location                         Fair Value       #of contracts     Net

Agricultural
    Net unrealized trading gains on open contracts    17,662             90        117,572
Currencies
    Net unrealized trading gains on open contracts   -50,800             20         24,400
Energy
    Net unrealized trading gains on open contracts    26,451             31         26,451
        115,330Interest rates
    Net unrealized trading gains on open contracts    11,527              6        360,520
    -14,022                                         =========       =========     =========
                                                       4,840             147       630,251






Trading Revenue for the

              Six Months Ended June 30, 2010


Line Item in Income Statement


Realized                              35,483

Change in unrealized                 477,946
                               =============
                                   1,513,429


Includes net foreign currency translation gain(loss)



                        Trading Revenue for the

                  Three Months Ended June 30, 2010


Line Item in Income Statement


Realized                        1,070,943

Change in unrealized               20,505
                               =============
                                1,091,447


Includes net foreign currency translation gain(loss)

Total average of futures contracts bought and sold
S six months ended June 30, 2010

Total                         (292,832)
                            ============
6 month average                (48,805)




Total average of futures contracts bought and sold
Three months ended June 30, 2010

Total                           742,627
                            ============
3 month average                 247,542



For the three months ended June 30, 2010, the monthly average of futures contracts bought and sold was approximately 247,542.



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


(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the six months ended June 30, 2010 and June 30, 2009.

                                              June 30, 2010         June 30, 2009
                                           -------------------     ---------------------
                                                 Class A                   Class A
                                           -------------------     ---------------------
Total return before distributions*                 .22%                     (9.60)%
                                           ===================     =====================
Ratio to average net assets:
      Net investment Income (loss)**            (3.99)%                     (3.96)%
                                           ===================     =====================
      Management fees                             2.81%                       3.12%
      Incentive fees                                 0%                          0%
      Other expenses                              1.42%                       1.33%
                                           -------------------     ----------------------
      Total expenses**                            4.23%                       4.45%
                                           ===================     ======================


*Not annualized
**Annualized

The following financial highlights show the Partnership's financial performance for the three months ended June 30, 2010 and June 30, 2009.

                                              June 30, 2010         June 30, 2009
                                           -------------------     ---------------------
                                               Class A                     Class A
                                           -------------------     ---------------------
Total return before distributions*              6.63%                      (2.79)%
                                           ===================     =====================
Ratio to average net assets:
      Net investment Income (loss)**            4.35%                      (1.94)%
                                           ===================     =====================
      Management fees                           1.38%                        1.48%
      Incentive fees                               0%                           0%
      Other expenses                            0.70%                        0.68%
                                           -------------------     ----------------------
      Total expenses**                          2.08%                        2.16%
                                           ===================     ======================


*Not annualized
**Annualized



Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of June 30, 2010, the statements of operations for the three and six months ended June 30, 2010 and 2009, the statements of cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2010 and 2009 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2010 and 2009. The results of operations for the full three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.



         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Each months ended June 30, 2010 compared to each months ended June 30, 2009



Class A Units were negative 3.48% in January 2010 resulting in a Net Asset Value per unit of $2,873.42 as of January 31, 2010. Class A Units were negative 2.49% in January 2009 resulting in a Net Asset Value per unit of $3,693.33 as of January 31, 2009.


January performance was a continuation of the sharp market reversals and directionless patterns seen in late December. While trading these markets with a long-term trend-following approach has been difficult these past two months, we believe the underlying trading models are performing as expected under the circumstances. Everest believes the program's style discipline will reward clients as trends ultimately emerge from the currently cloudy and uncertain world markets.


Class A Units were negative 3.62% in February 2010 resulting in a Net Asset Value per unit of $2,769.41 as of February 28, 2010. Class A Units were positive 0.94% in February 2009 resulting in a Net Asset Value per unit of $3,728.18 as of February 28, 2009.


February's performance was a continuation of the difficult market conditions over the past few months.

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





Class A Units were positive 3.01% in April 2010 resulting in a Net Asset Value per unit of $2,882.66 as of April 30, 2010. Class A Units were negative 2.76% in April 2009 resulting in a Net Asset Value per unit of $3,424.69 as of April 30, 2009.


The interest rate sector contributed positively to performance in April with positions in European futures contracts leading the way. The turmoil in Greece and the concomitant concerns about credit risk and the impact the crisis will have on the overall European economy prompted investors to seek the safety of German government bonds.
While bonds in the U.S. did not enjoy the same rally as those in Europe, benchmark U.S. 10-year yields did decline from 3.82 percent to 3.65 percent during the month. The developments in Europe were also an important factor influencing exchange rates during the month. The trend in interest rate differential also favored the dollar versus the euro. The Japanese yen and Swiss franc also contributed to the positive results for this sector. Global stock markets showed signs of diverging in April. Positions in U.S. equity futures were profitable, but were not enough to offset losses from European positions. Trading in the metals sector was profitable with both gold and silver generating a positive performance. Gold and silver are enjoying status as a safe haven and benefiting from the destabilizing effects of the European monetary turmoil. Trading in the energy sector was also profitable in April, with gains from crude oil and crude oil products outweighing small losses in natural gas. Crude rallied just over $2.00 for the month and made a positive contribution to performance. The agriculture sector turned in mixed performance, as small gains in sugar were not enough to offset losses from other markets in the sector.



Class A Units were positive 1.98% in May 2010 resulting in a Net Asset Value per unit of $2,939.63 as of 31, 2010.
 Class A Units were positive 5.10% in May 2009 resulting in a Net Asset Value per unit of $3,599.32 as of May 31, 2009.



The Fund performed well overall, providing a measure of diversification to its investors during the month.

The interest rate sector was the best-performer for the Fund with positions in European bonds leading the way. The currency markets also contributed positively to performance with the euro being one of the top performers in the sector. While global equity markets declined during the month amidst higher volatility, the sector was slightly unprofitable as small gains from positions in European equity futures were not enough to offset the losses from positions in U.S. and Asian futures. The biggest losses in the Fund were registered in the energy sector, where both crude and natural gas suffered from significant trend reversals. Difficult trading conditions were exacerbated by uncertainty about the long-term fallout for the energy industry as a result of the oil spill in the Gulf of Mexico. Trading metals was unprofitable as gains in gold were unable to offset losses from positions in silver. Gold set an all-time high during the middle of May. The rally in gold was impressive, considering the gains were made at a time of strength for the U.S. dollar. The agricultural sector was mixed as gains from wheat and sugar were not enough to offset losses from other markets in the sector.



Class A Units were positive 1.50% in June 2010 resulting in a Net Asset Value per unit of $2,983.83 as of June 30, 2010. Class A Units were negative 4.87% in June 2009 resulting in a Net Asset Value per unit of $3,423.92 as of June 30, 2009.


The Fund's performance in equity indices was slightly positive in June as the global stock markets fluctuated with broad rallies during the first half of the month. However, equity markets began a steady retreat mid-month. The interest rate sector provided the Fund's best returns during the month as growing fear of a double-dip recession sent investors flocking to the relative safety of government debt, despite the low yields. Trading in the currency markets was unprofitable as the recent dollar strength rally came to a halt. Trading in the metals sector was profitable in June as gold rallied to a record high with investors pouring funds into the market as the double-dip recession fears were revived. Gold profited from its status as a safe haven as central banks, pension funds and individual buyers amassed their holdings to shield wealth from Europe's financial turbulence and uncertainty in the global economy. Gold's performance was able to offset the losses produced in silver for the month. Trading in the energy sector was unprofitable for the month as fluctuations in economic sentiment caused reversals mid-month across the entire complex.
The agricultural sector performance was also slightly negative in June as the markets lacked a clear direction.






Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2009.

Item 4.			Controls and Procedures

As of June 30, 2010 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.


                      Part II.  OTHER INFORMATION


Item 1.     Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.


 Item 1A.	Risk Factors

There has been no material change with respect to risk factors since the "Risk Factors" were disclosed in the Form 10K of the Partnership dated December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds



RECENT SALES OF UNREGISTERED SECURITIES A UNITS

                  Six months ended June 30, 2010   Six months ended June 30,  2009

Units Sold                       252.60                        13.34

Value of Units Sold            $745,000                       $50,000


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

                                EVEREST FUND, L.P.

Date: August 16, 2010     By:  Everest Asset Management, Inc.,
                                                    its General Partner


				          By:__/s/ Peter Lamoureux_____

					        Peter Lamoureux
					        President








1