Form 10-K/A
period 2009-12-31
EVEREST FUND L P
filed 2010-10-25
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                   FORM 10Ka


Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended       Commission File Number
December 31, 2009                              0-17555


                The Everest Fund, L.P.
(Exact name of registrant as specified in its charter)


    Iowa                                   42-1318186
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)       Identification No.)

1100 North 4th Street, Suite 143, Fairfield, Iowa  52556
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


Evaluation of Disclosure Controls and
                    Procedures

The General Partner carried out an evaluation, under the supervision and with the participation of the General
Partner's management, including its principal executive
Officer, Peter Lamoureux, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.
Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2009, the General Partner's principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures were effective.


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

See form 8-K
               None

Exhibits:

		    See The Index to Exhibits annexed hereto.

	(c)	Financial Statement Schedules

		None.

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	 October 25, 2010		The Everest Fund, L.P.


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

Date:	October 25, 2010

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