Form 10-Q/A
period 2010-03-31
EVEREST FUND L P
filed 2010-10-26
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q Amended
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

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

As of March 31, 2010 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

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

                                EVEREST FUND, L.P.

Date: October 26, 2010     By:  Everest Asset Management, Inc.,
                                                    its General Partner


				          By:__/s/ Peter Lamoureux_____

					        Peter Lamoureux
					        President
1


39