Form 10-Q
period 2010-09-30
EVEREST FUND L P
filed 2010-11-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                  	            4

Statements of Financial Condition                                           4
September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

Condensed Schedule of Investments                                           6
September 30, 2010 (Unaudited)

Condensed Schedule of Investments                                           7
December 31, 2009 (Audited)

Statements of Operations                                                   8-10
For the Nine and Three Months Ended September 30, 2010 and 2009 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)               11-13
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)          13-15

Notes to Financial Statements September 30, 2010                           15

Item 2.    Management's Discussion and Analysis of Financial               34
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about                  42
                                              Market Risk
Item 4.    Controls and Procedures	                                   43

Part II:	Other Information                                          43

Item 1.	   Legal Proceedings                                               43

Item 1A.	Risk Factors	                                           43

Item 2.      Unregistered Sales of Equity Securities and Use               44
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                                   44

Item 4. Submission of Matters to a Vote of Security Holders                44

Item 5. 	Other Information	                                   45

Item 6. 	Exhibits	                                           45-46

PART I.  FINANCIAL INFORMATION


Item 1 Financial Statements

Following are Financial Statements for the nine months ended September 30, 2010



                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
	SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)

                                              UNAUDITED     AUDITED
                                            SEPTEMBER 30, 2010  DECEMBER 31, 2009
                                        -----------------   -----------------
                            ASSETS
Cash and cash equivalents                    $13,194,852      $13,926,125
Equity in broker trading accounts:
   Cash and cash equivalents                   509,349          271,494
   Net unrealized trading gains(losses)
                            on open contracts    1,531,078         150,735
Interest receivable                               11,011           47,952
                                        -----------------   ----------------
      TOTAL ASSETS                           $15,246,291      $14,396,306
                                          ===============   ================
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                           $91,471         $144,670
   General partner management fee payable         67,108           73,529
   Advisor's management fee payable               25,172           23,342
   Advisor's incentive fee payable		     0                0
   O&O Payable				             0	      	      0
   Accrued expenses                               76,248           70,229
                                              -----------      ------------
      TOTAL LIABILITIES                          259,998          311,770
                                              -----------      ------------

PARTNERS' CAPITAL

   Limited partners, A Shares (4,522.09306
and 4,730.8865 units outstanding)             14,986,293       14,084,536
                                            -------------      ------------
      TOTAL PARTNERS' CAPITAL                 14,986,293       14,084,536
                                            -------------      ------------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                             $15,246,291      $14,396,306
                                            =============      ============

The accompanying notes are an integral part of this statement.

                                EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 SEPTEMBER 30, 2010
		                   UNAUDITED

                               EXPIRATION   NUMBER OF   MARKET        % OF PARTNERS'
                                    DATES   CONTRACTS   VALUE (OTE)    CAPITAL
                         ----------------   ---------  ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates           DEC 10-JUN 11         115        $36,956        0.25%
Metals                   DEC 10   	       56         539,095        3.60%
Energy			 DEC 10 - JAN 11	9	    6,770	 0.05%
Agriculture              NOV 10 - MAR 11       180        619,468        4.13%
Currencies               DEC 10 - MAR 11       168        304,581        2.03%
Indices                  DEC 10        		8           7,060        0.05%
                                        -----------      ----------    ----------
Total long positions                                      1,513,930      10.10%

SHORT POSITIONS:
FUTURES POSITIONS

Energy	                  JAN 11        	 10         26,500        0.18%

Indices                   DEC 10         	  2	   (9,352)	 -0.06%
                                        -----------     ----------     -----------
   Total short positions                                    17,148        0.11%
                                                       -----------     -----------
TOTAL OPEN CONTRACTS                                     1,531,078       10.22%
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

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE nINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
				   UNAUDITED

                                          NINE MONTHS ENDED         NINE MONTHS ENDED
				        SEPTEMBER 30, 2010        SEPTEMBER 30, 2009
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                       $978,743               $(1,980,266)
Change in net unrealized trading gain
  (loss) on open contracts                  1,378,773 	                 77,667
Net foreign currency translation loss         (19,364)  	         (5,968)
Brokerage Commissions                         (33,030)  	        (29,366)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                2,305,122                (1,937,934)

Interest income, net of cash management fees    42,848    	        110,075
                                            ----------------    -------------------
   TOTAL INCOME 	                     2,347,970               (1,827,859)
                                            ----------------    -------------------
EXPENSES:
   General partner management fees            567,434    	        722,536
   Advisor Management fees                    202,986      	        186,493
   Incentive fees			         0                        0
   Administrative expenses                     81,932                   115,852
                                            ----------------    -------------------
   TOTAL EXPENSES                             852,351    	       1,024,881
                                            ----------------    -------------------
NET INCOME 	                            $1,495,619               $(2,852,740)
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD         $336.87                 ($605.17)
                                            ================    ===================


The accompanying notes are an integral part of these statements.


                                  EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                                                   UNAUDITED

                                                 THREE MONTHS ENDED       THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2010      SEPTEMBER 30, 2009
                                                --------------------   ----------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                                 $909,493            $(1,486,708)
Change in net unrealized trading gain
  (loss) on open contracts                              900,827                661,702
Net foreign currency translation loss                    (9,030)                   303
Brokerage Commissions                                    (9,598)               (10,441)
                                                -------------------    --------------------
   NET TRADING INCOME (LOSS)                          1,791,693               (835,143)

Interest income, net of cash management fees             11,790                 30,568
                                                -------------------    --------------------
   TOTAL INCOME                                	      1,803,483               (804,575)
                                                -------------------    --------------------
EXPENSES:
   General partner management fees                      197,670                216,091
   Advisor Management fees                               71,721                 53,856
   Incentive fees                                          0                     0
   Administrative expenses                               26,792                 32,230
                                                -------------------    --------------------
   TOTAL EXPENSES                                       296,182                302,177
                                                -------------------    --------------------
NET INCOME                                           $1,507,301            $(1,106,752)
                                                ===================    ====================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
A SHARES, OUTSTANDING ENTIRE PERIOD
                                                       $330.19               ($241.45)
                                                ===================    ====================


The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES             TOTAL
                            ----------   ----------------   ------------
BALANCES, January 1, 2010    4,730.89      14,084,536          14,084,536
Additional Units Sold          294.30         870,000            8 70,000
Redemptions                   (503.09)     (1,455,249)         (1,455,249)
Less Offering Costs             --             (8,614)             (8,614)
Net profit (Loss)               -- 	    1,495,619           1,495,619
                           -----------   ---------------    -------------
BALANCES, SEPTEMBER 30, 2010 4,522.0931   $14,986,293         $14,986,293
                           ===========   ===============    =============

Net asset value per unit,
   January 1, 2010		    $2,977.15
Net profit (loss) per unit             336.87
                                 ------------
Net asset value per unit
   SEPTEMBER 30, 2010               $3,314.02
                                 ============



The accompanying notes are an integral part of these statements.
                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
				  UNAUDITED


                             UNITS     LIMITED PTRS
                           A SHARES    A SHARES              TOTAL
                       -------------   -------------      ------------
BALANCES, January 1, 2009  4,940.65     18,713,395         18,713,395
Additional Units Sold        177.68        575,000            575,000
Redemptions                 (417.55)    (1,469,884)        (1,469,884)
Less Offering Costs           --            (5,693)            (5,693)
Net Loss                      --        (2,852,740)        (2,852,740)
                        ------------   -------------      -------------
BALANCES, June 30, 2009    4,700.78    $14,960,078        $14,960,078
                        ============   =============      =============

Net asset value per unit,
   January 1, 2009		   $3,787.64
Net profit (loss) per u              (605.17)
                                  -------------
Net asset value per unit
   September 30, 2009              $3,182.47
                                  =============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
				  UNAUDITED

                                               SIX MONTHS ENDED    	SIX MONTHS ENDED
                                               SEPTEMBER 30, 2010      SEPTEMBER 30, 2009
                                      ---------------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $1,495,619            $(2,852,740)
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:

         Unrealized gain or loss on open commodity
                             futures contracts        (1,380,344)               (78,087)
      Decrease (increase) in interest receivable          36,941                 (8,183)
      Decrease (increase) in other receivable            --                       ---
      (Decrease) increase in incentive fees payable      --                    (885,101)
      (Decrease) increase in management fees payable    1,830                    (8,154)
      (Decrease)increase in General Partner management
                                    fees payable       (6,422)	                 (18,839)
      (Decrease) increase in O&O Expense                --                  	  --
     (Decrease) increase in other accrued expenses      6,019                    (2,680)
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   153,643                (3,853,784)
                                                 ----------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                  (1,508,448)              (1,479,795)
   Partner addition of units,net of offering costs     861,386                  569,307
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   (647,062)              (910,488)
                                                 ----------------   --------------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS   (493,419)             (4,764,272)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD   14,197,619              19,265,788
                                                 ----------------   --------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD        $13,704,200             $14,501,516
                                                 ================   ====================
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts               $  509,349             $14,231,935
     Cash and cash equivalents                      13,194,852                 269,581
                                                 -----------------  --------------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS    $13,704,201             $14,501,516
                                                 =================  ====================

The accompanying notes are an integral part of these statements



			EVEREST FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS
                       September 30, 2010



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


Effective January 1, 2009 the Partnership adopted SFAS No. 161,
Disclosure about Derivative Instruments and Hedging Activities.(See note 6)


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

The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

                                        Fair Value Measurements Using
                                    ----------------------------------------

                                                    Quoted Prices in       Significant         Significant
                                                   Active Markets for         Other            Unobservable
                                                     Identical Assets     Observable Inputs     Inputs
                                      Total            (Level I)              (Level II)       (Level III)
                                     -----------    ------------------   -------------------  --------------
Assets
 Cash and equivalents $ 13,704,201    $ 13,704,201          $  -                 $   -
                                     -------------  -----------------     ---------------     --------------
Investments Long Futures
    Contracts                            1,513,930        1,513,930                  -              -

Short Futures
    Contracts                              17,148            17,148                  -              -
                                    --------------- ----------------      ---------------     --------------
                                        1,531,078         1,531,078                  -              -
                                    --------------- ----------------      ---------------     --------------
Total assets at fair value           $ 15,235,278       $15,235,278                $ -            $ -
                                    =============== =================     ================    ==============



The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

                                                  Fair Value Measurements Using
                                                ----------------------------------------

                                              Quoted Prices in       Significant           Significant
                                              Active Markets for     Other                Unobservable
                                              Identical Assets       Observable Inputs    Inputs
                                   Total           (Level I)          (Level II)          (Level III)
                                -----------   ----------------       ---------------     --------------
Assets
 Cash and equivalents           $14,501,516       $14,501,516              $ -                $ -
                                -----------    ---------------       ---------------     --------------
Investments
  Long Futures
    Contracts                       602,328           602,328                -                  -

  Short Futures
    Contracts                       135,405           135,405                -                  -
                               -------------   --------------        ---------------     --------------
                                    737,733           737,733                -                  -
                               -------------   --------------        ---------------     --------------

Total assets at fair
value                           $15,239,249       $15,239,249              $ -                $ -
                               =============   ===============       ================    ==============



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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM''). At September 30, 2010 and 2009 approximately 99.85% and 99.87%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25%
(.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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







                    Asset Derivatives

                    Balance Sheet
                    Location                      Fair Value    #of contracts

Agricultural
   Net unrealized trading gains on open contracts    619,468         180
Currencies
   Net unrealized trading gains on open contracts    304,581         168
Energy
   Net unrealized trading gains on open contracts      6,770          9
Metals
   Net unrealized trading gains on open contracts    539,095          56
Interest rates
   Net unrealized trading gains on open contracts     36,956         115
Indices
   Net unrealized trading gains on open contracts      7,060          8
                                                     =========      ======
                                                   1,513,930         536




                Liability Derivatives

                Balance Sheet
                 Location                           Fair Value      #of contracts    Net

Agricultural
    Net unrealized trading gains on open contracts     0                           619,468
Currencies
    Net unrealized trading gains on open contracts     0                           304,581
Energy
    Net unrealized trading gains on open contracts     26,500         10            33,270
Metals
    Net unrealized trading gains on open contracts      0                          539,095
Interest rates
    Net unrealized trading gains on open contracts      0                           36,956
Indices
    Net unrealized trading gains on open contracts     -9,352          2            -2,292
                                                      =========      =========   =========
                                                       17,148          12        1,531,078






Trading Revenue for the

              Nine Months Ended September 30, 2010


Line Item in Income Statement


Realized                              926,349

Change in unrealized                1,378,773
                               ==================
                                    2,305,122


Includes net foreign currency translation gain(loss)



                        Trading Revenue for the

                  Three Months Ended September 30, 2010


Line Item in Income Statement


Realized                        890,866

Change in unrealized            900,827
                              =============
                              1,791,693


Includes net foreign currency translation gain(loss)

Total average of futures contracts bought and sold
Nine months ended September 30, 2010

Total                         598,034
                            ============
9 month average                66,448




Total average of futures contracts bought and sold
Three months ended September 30, 2010

Total                           890,866
                            ============
3 month average                 296,955



For the three months ended September 30, 2010, the monthly average of futures contracts bought and sold was approximately 296,955



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


(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the nine months ended September 30, 2010 and September 30, 2009.

                                        September 30, 2010     September 30, 2009
                                       -------------------    ---------------------
                                             Class A                   Class A
                                       -------------------    ---------------------
Total return before distributions*            11.32%                 (15.98)%
                                           ===============     ===============
Ratio to average net assets:
      Net investment Income (loss)**         (7.99)%                  (7.49)%
                                           ===============     ===============
      Management fees                          5.60%                   5.91%
      Incentive fees                              0%                      0%
      Other expenses                           2.81%                   2.47%
                                           ---------------     ----------------
      Total expenses**                         8.41%                   8.39%
                                           ===============     ===============


*Not annualized
**Annualized

The following financial highlights show the Partnership's financial performance for the three months ended September 30, 2010 and September 30, 2009.

                                          September 30, 2010       September 30, 2009
                                         -------------------     ---------------------
                                             Class A                     Class A
                                         -------------------     ---------------------
Total return before distributions*           11.07%                      (7.05)%
                                           ===============        ==============
Ratio to average net assets:
      Net investment Income (loss)**         (7.97)%                     (7.32)%
                                           ===============        ==============
      Management fees                         5.54%                       5.83%
      Incentive fees                             0%                          0%
      Other expenses                          2.76%                       2.32%
                                         -------------------     ----------------------
      Total expenses**                        8.30%                       8.15%
                                           =============         ===============


*Not annualized
**Annualized



Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of September 30, 2010, the statements of operations for the three and nine months ended September 30, 2010 and 2009, the statements of cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2010 and 2009 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2010 and 2009. The results of operations for the full three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form
10-k as filed with the Securities and Exchange Commission.



         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Each months ended September 30, 2010 compared to each months ended September 30, 2009



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


Class A Units were negative 0.53% in July 2010 resulting in a Net Asset Value per unit of $2,967.96 as of July 31, 2010. Class A Units were negative 5.09% in July 2009 resulting in a Net Asset Value per unit of $3,249.81 as of July 31, 2009.

Results for July were slightly down with the Fund at -0.53 percent.
The final performance figure belies an active month in the markets where gains generated from existing trends in interest rates and certain agricultural commodities were offset by losses in various risk-sensitive markets, including U.S. equities, which suffered from sharp and abrupt price reversals. Heightened uncertainty regarding the outlook for the U.S. economy remained a key theme as the data released during the month was mixed and did little in the way of offering clarity to investors. The Fund produced positive performance in the currency sector for the month of July. The Japanese yen, which had been strong heading into the month, appreciated another 2.3 percent against the dollar during July.
The EUR/USD exchange rate rallied more than 4 percent during the month as the downtrend in the currency, which had been in place for most of 2010, came to an abrupt end. Positions in British pound and Swiss franc were also positive in July. Positions in equity futures were unprofitable as the Fund was caught offside for much of the month-long price reversal. The S&P 500 rallied more than 6 percent in July as global credit conditions improved and earning season progressed without incident. The Fund was able to profit from positions in interest rates. The recent move higher in bond prices that began in May and continued in June was supported by flight-to-quality flows out of equities and other risky assets as turmoil in the European financial markets peaked. Fortunately for the Fund, there was a break in this relationship between bond and stock prices in July as bond prices held their ground and moved higher even as equities snapped back in July. The sharpest corrections and the most difficult markets in July were found in the metals sector. Price action in the energy sector continued to lack clear direction as the summer driving and cooling season failed to spark movement in either direction. The
Fund suffered small losses in crude oil, crude oil products and natural gas. The agricultural sector was profitable in July with the largest gains coming from a spectacular rise in the price of wheat.


Class A Units were positive 5.55% in August 2010 resulting in a Net Asset Value per unit of $3,132.56 as of August 31, 2010. Class A Units were negative 3.21% in August 2009 resulting in a Net Asset Value per unit of $3,145.60 as of August 31, 2009.

The Fund's strong returns came as investor sentiment reverted to the dour tone that has hung over the market for much of the year. All positions in the interest rate sector were profitable in August, making interest rates the best-performing sector in the Fund for the month. Performance from the currency sector was more mixed but still positive as gains from positions in the Japanese yen led the way. Trends in other currencies were less clear but profits from positions in the yen were more-than-enough to offset the mixed performance from other positions in the sector.
Trading in equities futures was slightly profitable as volatility rose and global stock markets fell during the month. The metals sector was s lightly positive with small gains in both silver and gold. The energy markets were unprofitable as wide erratic swings in crude oil and crude oil products led to false signals and trading losses. Gains from natural gas were not enough to offset losses in crude oil but it did help minimize trading losses in the sector. The agricultural market traded independently, unaffected by the factors driving other sectors of the Fund. While the trading results from the sector were slightly negative with most markets in the group finishing the month higher and, in some cases, substantially higher. The performance of the Fund in August continues to show the benefits of an allocation to managed futures and the value of diversification in an overall portfolio.


Class A Units were positive 5.79% in September 2010 resulting in a Net Asset Value per unit of $3,314.02 as of September 30, 2010. Class A Units were positive 1.17% in September 2009 resulting in a Net Asset Value per unit of $3,182.47 as of September 30, 2009.

The agricultural sector was the best-performing sector in the Fund for the month. While weather was a benign factor for natural gas prices, this was not the case in the agricultural markets as the cost of a number of crops surged. Currencies made a strong contribution to the Fund's performance in September as the dollar decline accelerated.
The strong rally in equity prices during September represented a significant reversal from August when U.S. and global indices were down sharply. Consequently, trading in the sector was slightly unprofitable. The metals sector made a significant positive contribution to the Fund's performance in September. Price action in the energy markets continues to be very choppy.

Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2009.

Item 4.			Controls and Procedures

As of September 30, 2010 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.


                      Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.


 Item 1A.	Risk Factors

There has been no material change with respect to risk factors since the "Risk Factors" were disclosed in the Form 10K of the Partnership dated December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds



RECENT SALES OF UNREGISTERED SECURITIES A UNITS

               Nine months ended September 30, 2010   Nine months ended September 30,2009

Units Sold                  294.30                                    177.68

Value of Units Sold        $870,000                                  $575,000


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

                                EVEREST FUND, L.P.

Date: November 15, 2010     By:  Everest Asset Management, Inc.,
                                                    its General Partner


				          By:__/s/ Peter Lamoureux_____

					        Peter Lamoureux
					        President