Form 10-K
period 2010-12-31
EVEREST FUND L P
filed 2011-03-31
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                   FORM 10K


Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended       Commission File Number
December 31, 2010                            0-17555


                The Everest Fund, L.P.
(Exact name of registrant as specified in its charter)

    Iowa                                   42-1318186
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)       Identification No.)

1100 North 4th Street, Suite 143, Fairfield, Iowa  52556
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
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes    No  X

State the aggregate market value of the voting and non-
voting common equity held by non-affiliates computed by
reference to the price at which the common equity was last
sold, or the average bid and asked price of such common
equity, as of the last business day of the registrant's
most recently  completed second fiscal quarter.
13,604,063

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

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The General Partner may pay up to 100% of the Partnerships it receives to the selling agents as additional selling commission. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will be approximately $80,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 2006-2010 can be found in the table in Item 6 below.

As of December 31, 2010, the General Partner had two full-time Employees and two part-time employees. Further, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to Capital Management Partners, Inc. (Capital). Capital is a CFTC-regulated introducing broker, and an NFA member. Capital is also registered with the Financial Industry Regulatory Authority, Inc. ( FINRA ) as a broker dealer. As of
December 31, 2010, Capital had 6 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of the Partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests.
Financial information about the Partnership's business, as of December 31, 2010 is set forth under Items 6 and 7 herein.

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

        (b) As of December 31, 2010, there were 4,504.579 Class A Units held by Limited Partners. A total of 294.30 Class A units were purchased by Limited Partners during 2010. A total of 520.602 Units were redeemed by Class A Limited Partners during 2010.


RECENT SALES OF UNREGISTERED SECURITIES IN 2010 A UNITS

  2010                1st quarter     2nd quarter    3rd quarter    4th quarter

Units Sold            86.69          165.91          41.7             0

Value of Units Sold  $245,000       $500,000       $125,000         $ 0


RECENT SALES OF UNREGISTERED SECURITIES IN 2009 A UNITS

  2009                  1st quarter     2nd quarter    3rd quarter    4th quarter

Units Sold               13.34            0             164.3358       95.7348

Value of Units Sold      $50,000          0             $525,000      $289,000




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

 Item 6.	Selected Financial Data

                           2006        2007        2008        2009       2010
                         -------     -------     -------     -------     ------
                                   (In thousands, except amounts per Unit)
1. Net trading Gain          $-1,117     $2,438     $9,192     $-2,618    $4,878
2. Interest and other income $940        $2,323       $453       $138       $55
3. Expenses                  $6,089       $995      $2,849     $1,333     $1,299
4. Net Income                -7,206      3,766       6,796     -3,813      3,634
5. Income (Loss)
   Per Unit: A Shares       -321.57      522.26     1,348.35   -810.50     810.82
             I Shares       -270.57      630.86         0.00      0.00       0.00
            AA Shares     -1,342.5     2,703.69         0.00      0.00       0.00
            II Shares     -1,396.40    2,812.13         0.00      0.00       0.00
6. Total Assets              19,769      11,976       19,945    14,396     17,369
7. Long Term Obligations         0          0            0           0         0
8. Cash Dividend per Unit        0          0            0           0         0
9. Total partners capital    18,711      11,693       18,713    14,085     17,063
10. Increase/decrease in NA -13,828      -7,018        7,020    -4,628      2,978

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

Off-Balance Sheet Risk

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Partnership, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Partnership at the same time, and if the commodity trading advisors were unable to offset futures interest positions of the Partnership, the Partnership could lose all of its assets and the Limited Partners would realize a 100% loss. Everest Asset Management, Inc., the General Partner,minimizes market risk through diversification of the portfolio allocations to JWH, which in turn trades a diversified portfolio, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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

For the year ended December 31, 2010, Limited Partners
redeemed a total of 520.6 Class A Units for $1,516,803.
..
During 2010, investors purchased 294.3 Class A Units for $870,000.


The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions.


See Footnote 4 of the 2010 Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of the Partnership reviews on a daily basis reports of the performance of the Partnership, including monitoring the daily net asset value of the Partnership. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity
Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General
Partner with assurance that the Partnership, will not suffer trading losses through the Commodity Broker.
Results of Operations

Calendar Year 2010

At December 31, 2010 the Partnership had approximately
$17.063 million in Class A assets .The JWH allocation was approximately $17.063 million. The balance was being held in interest-bearing accounts in anticipation of future allocations to JWH or other traders.

The Partnership recorded a gain of $3,634,051 or $806.74 per Class A unit, for the year 2010. That represents a gain of 27.23% for the year.

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


Class A Units were positive 5.79% in September 2010 resulting in a Net Asset Value per unit of $3,314.02 as of September 30, 2010.

The agricultural sector was the best-performing sector in the Fund for the month. While weather was a benign factor for natural gas prices, this was not the case in the agricultural markets as the cost of a number of crops surged. Currencies made a strong contribution to the Fund's performance in September as the dollar decline accelerated.
The strong rally in equity prices during September represented a significant reversal from August when U.S. and global indices were down sharply. Consequently, trading in the sector was slightly unprofitable. The metals sector made a significant positive contribution to the Fund's performance in September. Price action in the energy markets continued to be very choppy.

Class A Units were a positive 9.63% in October 2010 resulting in a Net Asset Value of $3,633.30 as of October 31, 2010.
The Fund performed exceptionally well in October, generating just under a 10 percent return for the month. While trends in financial markets have remained largely intact, it was the agricultural markets, which are driven by different factors, that fueled the outsized gains for the month. Cotton rallied 23 percent to close the month at the highest level since the market began trading in New York more than 140 years ago. Sugar also had an explosive rally in October, gaining 24 percent for the month. The grain markets in the U.S. also enjoyed a powerful rally during the month and contributed positively to the month's performance.

Metals prices continued their ascent in October. The price of gold made a new record high of $1,388 per ounce in October and finished the month up 3.66 percent. Silver followed gold higher, posting an impressive 12.5 percent return for the month.
Positions in both metals were profitable for the month.

The Fund continues to perform well through these uncertain times filled with strong government rhetoric and opposing views on what actions will lead to a sustained global economic recovery. Profits from trading in European currencies led the way in the first quarter with the second quarter seeing strong trends in interest rates and metals as the recovery slowed and it became apparent to market participants that monetary policy would need to stay accommodative. Performance since the beginning of the third quarter has been led by trading in Asian currencies and the agricultural markets. These continual shifts in market price trends present challenges to trend followers but also opportunities to participate in these unforeseen movements by maintaining a diverse portfolio that utilizes a systematic and disciplined approach to identify and invest without a fundamental or directional bias.

Class A Units were a negative 3.62% in November 2010 resulting in a Net Asset Value of $3,501.86 as of November
30, 2010.
Heading into November, the Fund had posted positive performance in seven of the prior eight months. Looking back at the price action throughout the month, across multiple sectors, reveals an interruption in many of the trends that have been responsible for much of this year's strong performance. We are pleased that the Fund was able to preserve much of the year's gains as it systematically controlled risk by reducing, liquidating or reversing positions in some sectors based upon the extreme intra-month price fluctuations experienced in November. Just as important, the Fund held onto many positions that experienced significant price volatility throughout the month as it utilizes its long-term models, controlling risk, but allowing room for price variations that often occur but are temporary in the long-term lifecycle of a market trend. November showed that the markets can still be negatively affected by the vestiges of 2008, including credit concerns and imbalances in the global financial system exposing them to ongoing surges in volatility. Price trends in many individual markets were impacted in November but the Fund's risk controls and model diversification, covering both the short- and long-term time horizons, have allowed the Fund to make adjustments and remain positioned to take advantage of the existing and new opportunities that have exposed themselves throughout this mercurial month.

Class A Units were a positive 8.17% in December 2010 resulting in a Net Asset Value of $3,787.96 as of December
31, 2010.
The Fund concluded a very good year with another month of positive performance in December. The Fund benefited from the strong performance of the metals sector as the rally in precious metals continued. Gold and silver both registered new all-time highs during December.

The agriculture sector reclaimed performance leadership in December and made a significant contribution to the month's Gains. Cotton was the best-performing market in the sector. Similar price patterns played out across the sector in grains and soft commodities making it the best-performing market in the Fund. The energy sector registered a second consecutive month of positive performance in December.

While equity markets cheered the tax cuts, the mood in the bond market was decidedly less sanguine. Government bond prices fell on the month. The Fund was able to generate a positive return from the interest rate sector. Price action in the currency markets was relatively muted during the last month of the year. Small gains from positions in the Japanese yen and Swiss franc were sufficient to offset small losses from positions in the British pound and the euro. Trading in equity index futures was slightly profitable in December as global stock markets rallied and volatility fell to multi-year lows.


Results of Operations

Calendar Year 2009

At December 31, 2009 the Partnership had approximately
$14.1 million in Class A assets .The JWH allocation was approximately $14.1 million. The balance was being held in interest-bearing accounts in anticipation of future allocations to JWH or other traders.

The Partnership recorded a loss of $3,812,810 or $810.85 per Class A unit, for the year 2009. That represents a loss of 21.40% for the year.

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

Class A Units were a positive 8.97% in November 2009 resulting in a Net Asset Value of $3,343.97 as of November
30, 2009

November was a strong month for performance. The metals sector was best-performing sector in the portfolio for the month on the back of a surge in the price of gold. The precious metal rallied 12.7 percent and closed the month at $1181 per ounce, which represents a year-to-date gain of more than 30 percent. The speculative demand for gold is being fueled by concerns about the U.S. budget deficit, the value of the U.S. dollar and the prospects for future inflation. The move in gold is in part linked to the value of the U.S. dollar, which declined in November against both the euro and the yen. Equity prices continued to climb a wall of worry as most indices made yearly highs during November. A notable laggard has been the Japanese Nikkei, which actually declined
7 percent in November. The energy sector continues to benefit from the intra-sector divergence between petroleum-based energy prices and natural gas. Natural gas made new lows during the month as gas in storage is at all-time highs at the same time end demand remains soft. On the other hand, crude oil managed to move higher on the month as industry data showed that inventories were tighter than what was being priced in the market. The agricultural markets in the Fund traded in a subdued pattern, but nonetheless profitable.



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

The Trading Value at Risk in Different Market Sectors of the Partnership

The following table indicates the trading Value at Risk
associated with the open positions of the Partnership by
market category as of December 31, 2010. All open position
trading risk exposures of the Partnership have been
included in calculating the figures set forth below. As of
December 31, 2010, the total capitalization of the
Partnership was approximately $17,063,171, all in Class A
shares.       .

December 31, 2010

of Total
Market Sector              Value at Risk                    %
Capitalization
Commodities		   .78     			   4.62%
Energies		   .18		                   1.07%
Financial Stock Indices    .08                             0.44%

Interest Rates	           .25	                           1.47%
Metals		           .20	                           1.17%
Currencies	           .34			           1.97 %
Total		           1.83 million	                  10.74%



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

The Partnership holds a portion of its assets in cash on deposit with Newedge Financial Inc. ("Newedge") with substantially all of the remainder on deposit with Horizon Cash Management, LLC. (Horizon) in short term, highly liquid investments. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by Newedge at the 91-day
Treasury bill rate. In addition, should short term interest rates decline, so will the interest earnings for assets on deposit with Horizon. The Partnership assets managed by Horizon are deposited in an account in the custodial department of the Northern Trust Company, and invested in U.S. government securities and other interest-bearing obligations at the direction of Horizon. Horizon is responsible for the investment management of the assets of the Partnership not deposited with Newedge as margin monies or held in Partnership operating accounts. Horizon is registered with the Securities and Exchange Commission
(SEC) as an investment adviser. Horizon may invest in U.S. government securities and other instruments as permitted by the agreement with the Partnership. Horizon receives an annual fee of 0.25% payable monthly on the assets it manages. However, Horizon only receives its service fee if the accrued monthly interest income earned on the assets of the Partnership managed by Horizon exceeds the 91-day U.S. Treasury Bill rate. As of December 31, 2010, the
Partnership had approximately $16.3 million in cash on deposit with Newedge and Horizon.

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

The following were the primary trading risk exposures of the Partnership as of December 31,2010, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2010.

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








THE EVEREST FUND, LIMITED PARTNERSHIP
Supplementary Summarized Quarterly Data
For the four Quarters for 2010 and 2010




                    March 31, 2010  June 30, 2010  September 30, 2010  December 31, 2010
                         Class A        Class A        Class A              Class A
Net Income             $-843,144       $ 831,462       $1,507,301          $2,138,432

Increase in Net
Asset Value Per Unit   $-178.81        $185.50         $330.19             $473.94



Net Asset Value Per Unit
                      $2,798.33       $2,983.83       $3,314.02            $3,787.96

Ending Net Asset Value
                      $12,690,099     $13,604,063    $14,986,293           $17,063,171








                   March 31, 2009  June 30, 2009   September 30, 2009   December 31, 2009
                     Class A          Class A        Class A              Class A
Net Income           $-1,301,369      $-444,619      $-1,106,752          $-960,069

Increase in Net
Asset Value Per Unit $-265.59         $-98.14        $-241.45             $-205.32


Net Asset Value Per Unit
                     $3,522.05        $3,423.92      $3,182.47            $2,977.15

Ending Net Asset Value
                     $17,118,494      $15,757,993    $14,960,078          $14,084,536





Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures


Evaluation of Disclosure Controls and
                    Procedures

The General Partner carried out an evaluation, under the supervision and with the participation of the General
Partner's management, including its principal executive
Officer, Peter Lamoureux, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.
Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2010, the General Partner's principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures were effective.


Changes In Internal Control Over Financial Reporting

There was no change in the Partnership's internal control over financial reporting in the 12 months ended December
31, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

      Management assessed the effectiveness of the Partnership's internal control over financial reporting , based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.
Based on that assessment, management concluded that, as of December 31, 2010, the Partnership's internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

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

The officer and director of the General Partner as of December 31, 2010 is listed below:

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

Item 12.  Security Ownership of Certain Owners and
Management and Related Stockholder Matters.

          (a)  As of December 31, 2010 there were two partners
known to the Partnership to own beneficially more than 5%
of the outstanding Units:
RBRF Limited Partnership  5.75%
Alan L Schoolcraft  16.71%

          (b) As of December 31, 2010, management ownership was: by Peter Lamoureux with 77.353 class A units. This represents 1.72% of class A units of the Partnership.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees

For the year ended December 31,2010 the aggregate fee billed by Donahue Associates, LLC, Independent
Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

For the year ended December 31,2009 the aggregate fee billed by Donahue Associates, LLC, Independent
Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,700.



Audit Related Fees

 None.

Tax Fees


The audit committee pre-approved all fees for the Everest Partnership, L.P. for fiscal year 2010 and 2009.

For the year ended December 31, 2010, the aggregate fees billed by Donahue Associates, LLC for federal and state tax return preparation totaled $6,000.


For the year ended December 31, 2009, the aggregate fees billed by Donahue Associates, LLC for federal and state tax return preparation totaled $5,000.



All Other Fees

None.




Part IV


Item 15.  Exhibits, Financial Statement, Schedules.

     (a) The following documents are included herein:

         (1)     Financial Statements:

                 	a. Report of Independent Registered
Public Accounting Firm:
Donahue Associates, LLC for 2010
Donahue Associates, LLC for 2009

b. Statements of Financial Condition, December 31, 2010 and 2009.

c. Statements of Operations, Years Ended December 31, 2010 and 2009.

d. Statements of Changes in Partners' Capital, Years Ended
December 31, 2010 and 2009.

e. Statements of Cash Flows, Years Ended December 31, 2010 and 2009.

f. Schedule of Investments, December 31, 2010

g. Schedule of Investments, December 31, 2009


Notes to Financial Statements.

Acknowledgment


  (2) All financial statement schedules have been omitted because the information required by the schedules is not applicable, or because the information required is contained in the financial statements included herein or the notes thereto.

        (3)  Exhibits:

                See the Index to Exhibits annexed hereto.

See form 8-K
Form 8-K filed  on September 29, 2010
Exhibits:

		    See The Index to Exhibits annexed hereto.

	(c)	Financial Statement Schedules

		None.

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	 March 31, 2011		The Everest Fund, L.P.


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

Date:	March 31, 2011

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


Yours truly,
Peter Lamoureux
President



EVEREST FUND, L.P.
 (An Iowa Limited Partnership)

ACKNOWLEDGEMENT












                 The Everest Fund, L.P.
              (an Iowa Limited Partnership)


                      FINANCIAL REPORT

                   For the Years Ending
            December 31, 2010 and December 31, 2009

















                 The Everest Fund, L.P.
              (an Iowa Limited Partnership)


                  Table of Contents


Page(s)

I.	  Report of Independent Registered Public Accounting Firm    1

II.	  Financial Statements

                     Statements of Financial Condition	              2

                     Statements of Operations		              3

                     Statements of Changes in Partners' Capital	      4

                     Statements of Cash Flows			      5

                     Condensed Schedules of Investments		      6

III.	 Notes to the Financial Statements	       	              7-17







DONAHUE ASSOCIATES, LLC
Certified Public Accountants



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the General Partner
The Everest Fund, L.P.
We have audited the accompanying statement of financial condition, including the condensed schedules of investments, of The Everest
Fund, L.P. as of December 31, 2010 and December 31, 2009, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Everest
Fund, L.P. as of December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Donahue Associates LLC
Monmouth Beach, New Jersey
March 15, 2011



The Everest Fund, L.P.
(an Iowa Limited Partnership)
Statements of Financial Condition
As of  December 31, 2010  and December 31, 2009







                                            2010              2009
ASSETS

Equity in broker trading accounts:

   Cash and cash equivalents             $14,708,768       $13,113,057
   Net unrealized gain (loss) on open
                            contracts      1,035,839           150,734
                                         -----------       -----------
Total equity at broker trading accounts  $15,744,607       $13,263,791
   Cash and cash equivalents               1,623,908         1,084,562
   Interest receivable                           198            47,952
                                         -----------       -----------

Total Assets                             $17,368,713       $14,396,305
                                         ===========       ===========


LIABILITIES


     Management fees payable                 $28,685           $23,342
     Incentive fees payable                  119,237                 0
     Brokerage commissions & fees payable     75,486            73,529
     Accounts payable & accrued expenses      82,135            70,229
     Redemptions payable                           0           144,670

Total Liabilities                           $305,543          $311,770
                                         -----------       -----------

PARTNERS' CAPITAL

    Limited partners, Class A shares:
4,504.58 and 4,730.89 units outstanding   17,063,170        14,084,535
                                         -----------       -----------


Total Liabilities & Partners' Capital    $17,368,713       $14,396,305
                                         ===========       ===========








The accompanying notes are an integral part of these financial statements.





The Everest Fund, L.P.
(an Iowa Limited Partnership)

Statements of Operations
For the Years Ended December 31, 2010 and 2009









                                           2010              2009
Trading gains (losses):


   Net realized trading gains (losses)  $4,036,082       ($2,069,031)
   Change in unrealized gains (losses)     883,535          (507,342)
   Brokerage commissions & fees            (41,580)          (42,097)
                                        -----------      ------------
        Net gain (loss) from trading    $4,878,037       ($2,618,470)



Net investment income:

  Income:
    Interest income                        54,655            138,455
    Dividend income                             1                 21
    Other income (loss)                         0               (36)
                                        ----------       ------------
Total income                              $54,656           $138,440



  Expenses:
   Management fees- general partner       $794,807          $935,444
   Management fees- advisors               285,527           260,245
   Advisor incentive fees                  119,237                 0
   Professional fees                        94,384           127,908
   Administrative expenses                   4,687             9,183
                                       -----------        ----------
   Total administrative expenses         1,298,642         1,332,780
                                       -----------        ----------

Net investment income (loss)            (1,243,986)       (1,194,340)
                                       ------------       -----------


Net income (loss)                       $3,634,051       ($3,812,810)
                                       ============      ============



Net income (loss)per unit of partner interest $810.83      ($810.50)









The accompanying notes are an integral part of these financial statements.




The Everest Fund, L.P.
 (an Iowa Limited Partnership)

Statement of Changes in Partners' Capital
For the Years Ended December 31, 2010 and December 31, 2009



                                         Partners'  Units         Net Asset
                                         Equity    Outstanding  Value Per Unit
                                         --------  ------------  -------------

Partners' equity at December 31, 2008  $18,713,395   4,940.65    $3,787.64

              Additions                    864,000     273.41

              Redemptions               (1,671,496)   (483.17)

              Offering costs                (8,554)

              Net loss                  (3,812,810)
                                       ------------   --------

Partners' equity at December 31, 2009   $14,084,535  4,730.89    $2,977.14

              Additions                     870,000    294.30

              Redemptions                (1,516,803)  (520.61)

              Offering costs                 (8,613)

              Net income                  3,634,051
                                        ------------  ---------

Partners' equity at December 31, 2010   $17,063,170  4,504.58    $3,787.96
                                        ============ ==========  ==========








The accompanying notes are an integral part of these financial statements.




The Everest Fund, L.P.
 (an Iowa Limited Partnership)
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009







                                                   2010              2009
Cash flows from (for)  operating activities
Net income (loss)                            $3,634,051          ($3,812,810)
 Net changes to reconcile net income (loss) to net cash
 provided (used) by operating activities:
    Unrealized gain (loss) on open contracts       (885,105)         508,912
    Interest receivable                              47,754          (27,967)
    Incentive fees payable                          119,237         (885,100)
    Brokerage commissions & fees payable              1,957          (14,426)
    Management fees payable                           5,343           (2,936)
    Accounts payable & accrued expenses              11,906          (29,580)
                                                ------------      ------------
Net cash provided (used) by operating activities $2,935,143      ($4,263,907)


Cash flows from (for)  financing activities:

  Partner additions, net of offering costs         $861,387         $855,446
  Redemptions paid                               (1,661,473)      (1,659,708)
                                                ------------     ------------
Net cash provided (used) by financing activities   (800,086)        (804,262)
                                                ------------     ------------
Net change in cash & cash equivalent position    $2,135,057      ($5,068,169)

Cash & cash equivalent balance at January 1st    14,197,619       19,265,788
                                                ------------     ------------

Cash & cash equivalent balance at December 31st $16,332,676      $14,197,619
                                                ============     ============


Supplemental disclosures of cash flow information:
     Redemptions payable                             $0            $144,670


     Cash & cash equivalents consist of:

           Cash in broker trading accounts      $14,708,768      $13,113,057
           Cash & cash equivalents                1,623,908        1,084,562
                                                -----------      -----------
Total cash & cash equivalents                   $16,332,676      $14,197,619
                                                ===========      ===========






The accompanying notes are an integral part of these financial statements.





The Everest Fund, L.P.
(an Iowa Limited Partnership)

Condensed Schedule of Investments
As of December 31, 2010







                                          Number    Percent of   Gain (Loss)
                            Expiration      of       Partners'     on Open
                               Date      Contracts   Capital     Contracts
                            ----------  ----------  ----------  ------------


Long U.S. Futures Contracts

  Interest rates              Sep-11        9          0.01%        $1,053

   Metals                Feb 11-Mar 11     56          3.02%       515,000
   Energy                Mar 11-Apr 11     50          0.49%        84,126
  Agriculture                 Mar-11       230         1.54%       262,745
  Currencies                  Mar-11       80          0.87%       147,700
  Indices                     Mar-11       16          0.07%        12,211
                                                     --------   -----------
     Total Long Futures Contracts                      6.00%    $1,022,835
                                                     --------   -----------
Short U.S. Futures Contracts

  Interest Rates              Mar-11       118         0.17%       $29,348
  Energy                      Apr-11        1         -0.01%        (1,250)
  Currencies             Mar 11-Dec 11     22         -0.09%       (15,094)
                                                    ---------   -----------

   Total Short Futures Contracts                       0.07%        13,004
                                                    ---------   -----------
Total Futures Contracts                                6.07%    $1,035,839
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











The Everest Fund, L.P.
 (an Iowa Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and December 31, 2009

1.	Organization and Business

The Everest Fund, L.P., formerly Everest Futures Fund, L.P. (an Iowa Limited Partnership), (the "Partnership") is a limited partnership organized in June 1988, under the Iowa Uniform Limited Partnership Act (the "Act") for the purpose of engaging in the speculative trading of commodity futures and options thereon and forward contracts (collectively referred to as "Commodity Interests").The sole General Partner of the Partnership is Everest Asset Management, Inc. (the "General Partne").

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

2.	Summary of Significant Accounting Policies

Revenue Recognition
Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis and realized gains or losses are recognized when contracts are liquidated. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or toss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39-"Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Inter-bank market.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions thataffect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board issued Accounting Standard Update 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 adds new requirements for disclosures about transfers into and out of Level 1 and 2 inputs and separate disclosures about fair value measurements, particularly with respect to purchases, sales, issuances and settlements relating to Level 3 inputs. It also clarifies existing fair value disclosures about the level of disaggregation, will require that entities provide fair value measurement disclosures for each class of assets and liabilities, and adds requirements relating to inputs and valuation techniques used to measure fair value. Generally, ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, however, the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 inputs is not required until fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a significant impact on the Partnership's financial condition and results of operations.


Notes to the Financial Statements, continued

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

The following section describes the valuation techniques used by the Partnership to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on 3rd party-quoted dealer values on the Inter-bank market.
These financial instruments are classified in Level 1 of the fair value
hierarchy.   The table below demonstrates the Partnership's fair value
hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009:











Fair Value of Financial Instruments continued

Fair Value Measurement of Assets




                                 Total         Level 1       Level 2     Level 3

Assets at December 31, 2010:

 Cash and cash equivalents     $14,708,768   $14,708,768

 Positions in futures and
          option contracts       1,035,839     1,035,839
                              ------------  ------------  ----------  ---------


Total assets at fair value     $15,744,607   $15,744,607       $0          $0
                              ============  ============  ==========  ==========







                                Total         Level 1       Level 2     Level 3


Assets at December 31, 2009:

 Cash and cash equivalents   $13,113,057   $13,113,057

 Positions in futures and
        option contracts         150,734       150,734
                             -----------   ------------  ----------   ----------
Total assets at fair value   $13,263,791    $13,263,791        $0           $0
                             ===========   ============  ==========   ==========



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



Fair Value of Derivative Instruments


                                                         2010      2009
Speculative Instruments    Location- Statement of    Fair Value  Fair Value
                             Financial Condition
Futures Contracts       Net unrealized gain (loss)
                              on open contracts      $1,035,839   $150,734





                                                         2010       2009
Speculative Instruments   Location- Statement       Fair Value   Fair Value
                              of Operations
Futures Contracts  Net realized trading gains(losses) $4,036,082  ($2,069,031)
Futures Contracts   Change in unrealized gains(losses)  $883,535    ($507,342)

Notes to the Financial Statements, continued


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

Beginning in mid-October 2005, the Partnership engaged Calyon Financial, Inc. ("CFI") as the Partnership's futures and options on futures broker, and engaged, Calyon Financial, SNC ("CFS") as the Partnership's foreign currency or forwards currency broker, (collectively referred to as the "Clearing Brokers"). On January 2, 2008 Calyon Financial, Inc. and SNC changed their company title to Newedge Financial, Inc. Newedge Financial, Inc. further changed their name to Newedge USA, LLC, as a result of a merger on September 1, 2008 between Newedge Financial, Inc. and Newedge USA, LLC. The agreements provide that the Clearing Brokers charge the Partnership brokerage commissions at the rate of between $5.80 to $10.70 per round-turn trade, plus applicable exchange, give up fees and NFA fees for futures contracts and options on futures Agreements and Related Party Transactions, continued


contracts executed on domestic exchanges and over the counter markets. For trades on certain foreign exchanges, the rates may be higher.

The Partnership also reimburses the Clearing Brokers for all delivery, insurance, storage or other charges incidental to trading and paid to third parties.

The Partnership earns interest on 95% of the Partnership's average monthly cash balance on deposit with its Brokers at a rate equal to the average 91-day Treasury Bill rate for US Treasury Bills issued during that month.

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM"). At December 31, 2010 and December 31, 2009 approximately 86% and 93%, respectively, of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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


Financial Instruments, Off-Balance Sheet Risks and Contingencies, continued

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


The unrealized gain (loss) on open futures and forward contracts is comprised of the following:



                                               2010
                                 ----------------------------------
                                 Futures     Forwards      Total
                                ---------   ----------   ----------

Gross unrealized gains         $1,022,836     $29,347   $1,052,183

Gross unrealized losses               0       (16,344)     (16,344)
                               -----------  ----------  -----------
Net unrealized gains (losses)  $1,022,836     $13,003   $1,035,839
                               ===========  ==========  ===========



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





Notes to the Financial Statements, continued

7.  Financial Highlights

The following financial highlights show the Partnership's financial performance for the years ended December 31, 2010 and December 31, 2009.



                                              2010      2009
                                            Class A   Class A


Total return before distributions*          27.23%    -21.40%
                                           ========  ========
Ratio to average net assets:

Management fees                              7.62%     5.88%
Incentive fees                               0.84%     0.00%
Other expenses                               0.70%     2.50%
                                           --------  --------
Total expenses                               9.16%     8.38%
                                           ========  =========








 (*)	Total return is calculated for all shareholders throughout the year.
An individual shareholder's
return may vary from these returns based on the timing of share transactions.




Financial Highlights, continued


Per Unit Performance:
(for units outstanding through the entire period)


Net asset value at December 31, 2008      $3,787.64


Loss for fiscal year 2009                   (529.92)
Expenses for fiscal year 2009               (280.58)
                                       --------------


Net asset value at December 31, 2009       $2,977.14


Income for fiscal year 2010                 1,099.12
Expenses for fiscal year 2010                (288.29)
                                       --------------

Net asset value at December 31, 2010       $3,787.96
                                       ==============





 (**)	Total return is calculated for all shareholders throughout the year.
 An individual shareholder's return may vary from these returns based on the timing of share transactions.


8. Concentrations of Credit
The Partnership has a significant amount of its assets on deposit with the clearing futures FCM, which are not insured, at December 31, 2010 and December 31, 2009. In the event of the insolvency of the clearing FCM, recovery of the Partnership's assets may be limited to a pro rata share of available funds not covered by insurance.

The Partnership may, from time to time, have cash deposits at banks that are in excess of insured amounts.

9. Subsequent Events
The Company has made a review of material subsequent events from December 31, 2010 through the date of this report and found no material subsequent events reportable during this period.