Form 10-Q
period 2011-03-31
EVEREST FUND L P
filed 2011-05-16
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                   4

Statements of Financial Condition                              4
March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

Condensed Schedule of Investments                              6
March 31, 2011 (Unaudited)

Condensed Schedule of Investments                              7
December 31, 2010 (Audited)

Statements of Operations                                       9-10
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)   11-12
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010 (Unaudited) 12-14

Notes to Financial Statements March 31, 2011                   15

Item 2.    Management's Discussion and Analysis of Financial   36
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about      38
                                              Market Risk

Item 4.    Controls and Procedures	                       39

Part II:	Other Information                              39

Item 1.	   Legal Proceedings                                   39

Item 1A.	Risk Factors	                               40

Item 2.      Unregistered Sales of Equity Securities and Use   40
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                       41

Item 4. Submission of Matters to a Vote of Security Holders    41

Item 5. 	Other Information	                       41

Item 6. 	Exhibits	                               41-42

PART I.  FINANCIAL INFORMATION
Item 1 Financial Statements

Following are Financial Statements for the three months ended March 31, 2011



                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
	March 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010 (AUDITED)

                                              UNAUDITED     AUDITED
                                           March 31, 2011   DECEMBER 31, 2010
                                        -----------------   -----------------
                            ASSETS
Cash and cash equivalents                    $15,760,042      $14,708,768
Equity in broker trading accounts:
   Cash and cash equivalents                   1,331,643        1,623,908
   Net unrealized trading gains(losses)
                            on open contracts    1,108,779      1,035,839
Interest receivable                                  (21)             198
                                        -----------------   ----------------
      TOTAL ASSETS                           $18,200,443      $17,368,713
                                          ===============   ================
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                           $   0         $        0
   Management fee payable                         29,902           28,685
   Brokerage commissions and fees payable         84,678           75,486
   Incentive fee payable		         143,073          119,237
   O&O Payable				             931	       0
   Accounts payable & accrued expenses            80,594           82,135
                                              -----------      ------------
      TOTAL LIABILITIES                          339,178          305,543
                                              -----------      ------------

PARTNERS' CAPITAL

   Limited partners, A Shares (4,562.89568
and 4,504.57959 units outstanding)            17,861,265       17,063,170
                                            -------------      ------------
      TOTAL PARTNERS' CAPITAL                 17,861,265       17,063,170
                                            -------------      ------------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                             $18,200,443      $17,368,713
                                            =============      ============

The accompanying notes are an integral part of this statement.

                                EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2011
		                   UNAUDITED

                               EXPIRATION   NUMBER OF   MARKET        % OF PARTNERS'
                                    DATES   CONTRACTS   VALUE (OTE)    CAPITAL
                         ----------------   ---------  ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates           Jun 11                20        $(47,642)       -0.27%
Metals                   May 11 - Jun 11       56         544,420        3.05%
Energy			 Jun 11 - Jul 11       58	  130,720	 0.73%
Agriculture              May 11                97         597,108        3.34%
Currencies               Jun 11 - Mar 12       86         133,050        0.74%
                                        -----------      ----------    ----------
Total long positions                                    1,357,656        7.60%

SHORT POSITIONS:
FUTURES POSITIONS

Interest rates	          Jun 11 - Dec 12        59         8,891        0.05%
Agriculture		  May 11		 49	 (129,335)      -0.72%
Currencies        	  Jun 11                 12        (1,350)      -0.01%
Indices                   Jun 11         	  8	 (127,083)	-0.71%
                                        -----------     ----------     -----------
   Total short positions                                 (248,877)      -1.39%
                                                       -----------     -----------
TOTAL OPEN CONTRACTS                                     1,108,779       6.21%
                                                       ===========     ===========

The accompanying notes are an integral part of this statement.

                     THE EVEREST FUND, L.P.
                  (an Iowa Limited Partnership)
                CONDENSED SCHEDULE OF INVESTMENTS
                            December 31, 2010
                               AUDITED
                                                                    Unrealized
                                                                    % of(Loss)
                          Expiration    Number         Partners'    On Open
                             Date     of Contracts     Capital      Contracts
                          ________    ____________    _________    __________
Long U.S. Futures Contracts
  Interest rates         Sep 11             9           0.01%          $1,053
  Metals		 Feb 11 - Mar 11   56	        3.02%         515,000
  Energy                 Mar 11 - Apr 11   50           0.49%          84,126
  Agriculture            Mar 11           230           1.54%         262,745
  Currencies             Mar 11            80           0.87%         147,700
  Indices                Mar 11            16           0.07%          12,212
                                                     ----------       ----------
    Total Long Futures Contracts                        5.99 %      1,022,836
                                                     ----------       ----------
Short U.S. Futures Contracts
   Interest rates        Mar 11           118            0.17%         $29,347
   Energy                Apr 11             1           -0.01%          (1,250)
   Currencies            Mar 11 -  Dec 11  22           -0.09%         (15,094)
                                                     ----------       ----------
   Total Short Futures Contracts                         0.08 %        $13,004
                                                     ----------       ----------
Total Futures Contracts                                  6.07 %     $1,035,840
                                                     ==========       ==========
The accompanying notes are an integral part of these financial statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED March 31, 2011 AND 2010
				   UNAUDITED

                                          THREE MONTHS ENDED     THREE MONTHS ENDED
				           March 31, 2011        March 31, 2010
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                       $1,001,785              $(1,026,140)
Change in net unrealized trading gain
  (loss) on open contracts                       72,939 	         457,442
Net foreign currency translation loss            (8,425)  	           2,407
Brokerage Commissions                           (11,245)  	         (11,726)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                  1,055,054                 (578,017)

Interest income, net of cash management fees      9,848    	          18,044
                                            ----------------    -------------------
   TOTAL INCOME 	                      1,064,902                 (559,973)
                                            ----------------    -------------------
EXPENSES:
   General partner management fees             250,635    	        188,872
   Advisor Management fees                      89,052      	         65,570
   Incentive fees			       143,073                        0
   Professional fees                            10,793
   Administrative expenses                       1,962                    28,728
                                            ----------------    -------------------
   TOTAL EXPENSES                              495,515    	         283,170
                                            ----------------    -------------------
NET INCOME 	                              $569,387                 $(843,143)
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD         $126.50                 ($178.81)
                                            ================    ===================


The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED March 31, 2011
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES             TOTAL
                            ----------   ----------------   ------------
BALANCES, January 1, 2011    4,504.58      17,063,171          17,063,171
Additional Units Sold           64.76         256,010             256,010
Redemptions                     (6.45)        (24,768)            (24,768)
Less Offering Costs             --             (2,535)             (2,535)
Net profit (Loss)               -- 	      569,387             569,387
                           -----------   ---------------    -------------
BALANCES, MARCH 31,2011    4,522.0931     $17,861,265         $17,861,265
                           ===========   ===============    =============

Net asset value per unit,
   January 1, 2011		    $3,787.96
Net profit (loss) per unit             126.50
                                 ------------
Net asset value per unit
   MARCH 31, 2011                   $3,914.46
                                 ============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED March 31, 2011 AND 2010
				  UNAUDITED

<CAPTI
                                               THREE MONTHS ENDED    	THREE MONTHS ENDED
                                               March 31, 2011           March 31, 2010
                                      ---------------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $569,387             $(843,144)
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:

         Unrealized gain or loss on open commodity
                             futures contracts        (72,940)               (459,012)
      Decrease (increase) in interest receivable          219                  36,192
      (Decrease) increase in incentive fees payable    23,836                    --
      (Decrease) increase in management fees payable    1,217                  (16,591)
      (Decrease)increase in Broker commissions &
                              fees payable             9,192	                 --
      (Decrease) increase in O&O Expense                 931                	  2,426
     (Decrease) increase in other accrued expenses     (1,541)                    4,830
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   530,301                (1,275,299)
                                                 ----------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                     (24,768)                (604,945)
   Partner addition of units,net of offering costs     253,475                  242,574
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    228,707                 (362,371)
                                                 ----------------   --------------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS    759,008             (1,637,670)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD   16,332,676              14,197619
                                                 ----------------   --------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD        $17,091,684             $12,559949
                                                 ================   ====================
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts               $1,331,643             $ 1,105,051
     Cash and cash equivalents                      15,760,042              11,454,898
                                                 -----------------  --------------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS    $17,091,684             $12,559,949
                                                 =================  ====================

The accompanying notes are an integral part of these statements

			EVEREST FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS
                        March 31, 2011



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

The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

                                        Fair Value Measurements Using
                                    -------------------------------------------------------------

                                                 Quoted Prices in     Significant       Significant
                                               Active Markets for        Other           Unobservable
                                                Identical Assets    Observable Inputs     Inputs
                                    Total         (Level I)            (Level II)       (Level III)
                                  -----------  ------------------   -----------------  --------------
Assets
 Cash and equivalents            $17,091,685      $ 17,091,685          $  -                 $   -
                                 -------------- -----------------     ---------------  --------------
Investments Long Futures
    Contracts                      1,357,656         1,357,656             -                     -

Short Futures
    Contracts                       (248,877)         (248,877)            -                     -
                                 --------------- ----------------     ---------------   --------------
                                   1,108,779         1,108,779             -                     -
                                 --------------- ----------------     ---------------   --------------
Total assets at fair value      $ 18,200,464       $18,200,464           $ -                  $  -
                                ================ ================     ===============   ==============



The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

                                      Fair Value Measurements Using
                                 -------------------------------------------------------------------

                                              Quoted Prices in       Significant           Significant
                                              Active Markets for     Other                Unobservable
                                              Identical Assets       Observable Inputs    Inputs
                                   Total           (Level I)          (Level II)          (Level III)
                                -----------   ----------------       ---------------     --------------
Assets
 Cash and equivalents           $12,559,949       $12,559,949              $ -                $ -
                             ---------------  -----------------      ---------------     --------------
Investments
  Long Futures
    Contracts                       143,361           143,361                -                  -
  Short Futures
    Contracts                       466,385           466,385                -                  -
                               -------------  -----------------      ---------------     --------------
                                    609,745           609,745                -                  -
                               -------------  -----------------      ---------------     --------------

Total assets at fair
value                           $13,169,694       $13,169,694              $ -                $ -
                               =============  =================      ===============     ==============



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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM''). At March 31, 2011 and 2010 approximately 99.86% and 99.75%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25%
(.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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





Asset Derivatives
                    Balance Sheet
                    Location                      Fair Value      #of contracts

Agricultural
   Net unrealized trading gains on open contracts    597,108           97
Currencies
   Net unrealized trading gains on open contracts    133,050           86
Energy
   Net unrealized trading gains on open contracts    130,720           58
Metals
   Net unrealized trading gains on open contracts    544,420           56
Interest rates
   Net unrealized trading gains on open contracts    (47,642)          20
                                                     =========      ======
                                                   1,357,656          317




Liability Derivatives
                Balance Sheet
                 Location                              Fair Value    #of contracts    Net

Agricultural
    Net unrealized trading gains on open contracts     (129,355)        49            467,773
Currencies
    Net unrealized trading gains on open contracts       (1,350)        12            131,700
Energy
    Net unrealized trading gains on open contracts          0            0            130,720
Metals
    Net unrealized trading gains on open contracts          0            0            544,420
Interest rates
    Net unrealized trading gains on open contracts         8,891        59            (38,751)
Indices
    Net unrealized trading gains on open contracts     (127,083)         8           (127,083)
                                                     ============    ==========     ==========
                                                       (248,877)       128          1,108,779






Trading Revenue for the Three Months Ended March 31, 2011
Line Item in Income Statement
Realized                     982,115
Change in unrealized          72,939
                           ===========
                           1,055,055
Includes net foreign currency translation gain(loss)

Trading Revenue for the Three Months Ended March 31, 2010
Line Item in Income Statement
 Realized                  (1,035,459)
 Change in unrealized         457,442
                           ===========
                             (578,018)

Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold
Three months ended March 31, 2011

Total                         982,115
                            ============
3 month average               327,372


Total average of futures contracts bought and sold
Three months ended March 31, 2010
Total                         (1,035,459)
3 month average                 (345,153)


For the three months ended March 31, 2011, the monthly average of futures contracts bought and sold was approximately 327,372.



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


(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the three months ended March 31, 2011 and March 31, 2010.

                                        March 31, 2011     March 31, 2010
                                  ---------------------  ---------------------
                                           Class A               Class A
                                   --------------------  ---------------------
Total return before distributions*         3.34%               (6.01)%
                                       ===============    ===============
Ratio to average net assets:
      Net investment Income (loss)**      (2.77)%              (2.01)%
                                       ===============    ===============
      Management fees                       1.93%                1.93%
      Incentive fees                        0.81%                   0%
      Other expenses                        0.07%                0.22%
                                       ---------------    ----------------
      Total expenses**                      2.82%                2.14%
                                       ===============    ===============


*Not annualized
**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of March 31, 2011, the statements of operations for the three months ended March 31, 2011 and 2010, the statements of cash flows and changes in partners' capital (net asset value) for the three months ended March 31, 2011 and 2010 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2011, results of operations for the three months ended March 31, 2011 and 2010, cash flows and changes in partners' capital (net asset value) for the three months ended March 31, 2011 and 2010. The results of operations for the full three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form
10-k as filed with the Securities and Exchange Commission.



         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Each months ended March 31, 2011 compared to each months ended
March 31, 2010


Class A Units were positive 1.40% in January 2011 resulting in a Net Asset Value per unit of $3,841.11 as of January 31, 2011. Class A Units were negative 3.48% in January 2010 resulting in a Net Asset Value per unit of $2,873.42 as of January 31, 2010.

The interest rate sector produced slightly positive results as global rates moved modestly higher amid signs the economy was improving.
The currency sector was unprofitable in January as directionless price patterns prevailed. Gains from trading in the British pound were not enough to offset losses from other markets in the sector. Trading in the equity sector was slightly profitable as stocks continued to move higher. Positions in Asian, European and U.S.
stock index futures were all profitable. Oil and petroleum products moved higher in January, contributing to gains for the month. Positions in heating oil were buoyed by unseasonably cold temperatures in many parts of the United States. Trading in the metals sector was unprofitable for the month. The trend in precious metals prices may have come to an end in January as gold failed to participate in an otherwise broad-based rally in commodity prices. Silver also produced negative performance in January. Trading in the agricultural sector continued to be an important source of Fund's returns.
All of the positions in the sector were profitable in January.




Class A Units were positive 3.09% in February 2011 resulting in a Net Asset Value per unit of $3,959.69 as of February 28, 2011. Class A Units were negative 3.62% in February 2010 resulting in a Net Asset Value per unit of $2,769.41 as of February 28, 2010.

Performance in February was strong as the Fund gained 3.09% for the month. The consistency of the Fund's returns is in part due to a rotation in performance leadership across the portfolio.
While one sector is undergoing a correction, performance from another sector has been strong enough to generate gains in the overall Fund. This was the case in February. As key markets in the agricultural sector suffered from meaningful pullbacks, certain energy prices, such as crude oil, surged. On the surface, it may seem that the good performance in February was simply an extension of January's positive results; generally, commodity prices were up on the month and equities continued their movement higher. The energy sector was the difference maker for the Fund in February as the price of crude oil, heating oil and gasoline all surged during the month. Positions in crude oil and crude oil products were all profitable and more than sufficient to offset small losses from trading in natural gas. The agricultural sector, which has been an important influence on the Fund's positive performance in recent months, was once again profitable in February. Cotton, for example, was the best-performing single market in the Fund during the month.
Sugar, which had been rallying along with other agricultural markets, suffered a sharp pull back and was the worst-performing market in the Fund. The metals sector produced positive results despite mixed performance from the normally correlated gold and silver markets. Significant gains from trading in silver more than offset losses from trading in gold. Positions in U.S., European and Japanese equity futures were all profitable for the month. Trading in the interest rate sector was flat in February. Trading in currencies was slightly unprofitable as the Fund suffered from intra-month reversals. The price action observed in the Japanese yen and Swiss franc was consistent with the price action in the Treasury market and an indication of the strong safe haven flows that upset trends in both bonds and currencies.


Class A Units were negative 1.14% in March 2011 resulting in a Net Asset Value per unit of $3,914.46 as of March 31, 2011. Class A Units were positive 1.04% in March 2010 resulting in a Net Asset Value per unit of $2,798.33 as of March 31, 2010.

Performance for the Fund declined one percent in March as a number of long-standing trends were disrupted by the tragic events that occurred in Japan during the month. The metals sector was a bright spot for the Fund as precious metals, and silver in particular, surged amidst the global turmoil. The energy market was also profitable in March, helping to offset losses from the Fund's
Japanese exposures. In general, the price pattern of crude oil and crude oil products was similar to that of other risk assets, including equities; they moved lower following the news from Japan and then traded higher in the second half of the month. Price patterns across the agriculture sector were diverse with some markets following the direction of overall investor risk sentiment while other markets were more tethered to idiosyncratic fundamentals. Performance from the sector was negative as gains from trading in the coffee and cotton markets were insufficient to offset losses from trading in grains and sugar. Trading in global interest rates was unprofitable in March as the sector was hit by sudden reversals that followed news of the Japanese earthquake. Trading in currencies was slightly unprofitable, with the largest losses coming from positions in the U.S. dollar against the Japanese yen.
The Fund's systematic non-predictive approach to trading these markets allowed it to maintain exposure and profit from the extension of ongoing trends in many markets, while limiting losses and adjusting positions to newly formed trends in others.


Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2010.

Item 4.			Controls and Procedures

As of March 31, 2011 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.


                      Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.


 Item 1A.	Risk Factors

There has been no material change with respect to risk factors since the "Risk Factors" were disclosed in the Form 10K of the Partnership dated December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds



RECENT SALES OF UNREGISTERED SECURITIES A UNITS

               Three months ended March 31, 2011   Three months ended March31,2010

Units Sold                 64.76                                    86.69

Value of Units Sold      $256,010                                  $245,000


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

                                EVEREST FUND, L.P.
Date: May 16, 2011     By:  Everest Asset Management, Inc.,
                                                    its General Partner
				          By:__/s/ Peter Lamoureux_______________________________-
					        Peter Lamoureux
					        President
32