Form 10-Q
period 2011-06-30
EVEREST FUND L P
filed 2011-08-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                   4

Statements of Financial Condition                              5
June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

Condensed Schedule of Investments                              7
June 30, 2011 (Unaudited)

Condensed Schedule of Investments                              8-9
December 31, 2010 (Audited)

Statements of Operations                                       10-13
For the three and six Months Ended June 30, 2011 and 2010 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)   14-15
For the six Months Ended June 30, 2011 and 2010 (Unaudited)

Statements of Cash Flows
For the six Months Ended June 30, 2011 and 2010 (Unaudited)    15-17

Notes to Financial Statements June 30, 2011                    18

Item 2.    Management's Discussion and Analysis of Financial   37
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about      44
                                              Market Risk

Item 4.    Controls and Procedures	                       44-45

Part II:   Other Information                                   45

Item 1.	   Legal Proceedings                                   45

Item 1A.   Risk Factors	                                       45

Item 2.    Unregistered Sales of Equity Securities and Use     45
                                                 of Proceeds

Item 3.    Defaults upon Senior Securities	               47

Item 4. Submission of Matters to a Vote of Security Holders    47

Item 5.    Other Information	                               47

Item 6.    Exhibits	                                       47-48

PART I.  FINANCIAL INFORMATION
Item 1 Financial Statements

Following are Financial Statements for the six and three months ended June 30, 2011



                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
	         June 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010 (AUDITED)

                                              UNAUDITED     AUDITED
                                           June 30, 2011   DECEMBER 31, 2010
                                        -----------------   -----------------
                            ASSETS
Cash and cash equivalents                    $15,074,953      $14,708,768
Equity in broker trading accounts:
   Cash and cash equivalents                   1,156,906        1,623,908
   Net unrealized trading gains(losses)
                            on open contracts     71,490        1,035,839
Interest receivable                                   58              198
                                        -----------------   ----------------
      TOTAL ASSETS                           $16,303,407      $17,368,713
                                          ===============   ================
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                           $205,589        $        0
   Management fee payable                          26,901            28,685
   Brokerage commissions and fees payable          78,997            75,486
   Incentive fee payable		                0           119,237
   O&O Payable				              248	          0
   Accounts payable & accrued expenses             59,012            82,135
                                              -----------      ------------
      TOTAL LIABILITIES                           370,746           305,543
                                              -----------      ------------

PARTNERS' CAPITAL

   Limited partners, A Shares (4,533.49069
and 4,504.57959 units outstanding)            15,932,661        17,063,170
                                            -------------      ------------
      TOTAL PARTNERS' CAPITAL                 15,932,661        17,063,170
                                            -------------      ------------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                             $16,303,407       $17,368,713
                                            =============      ============

The accompanying notes are an integral part of this statement.

                                EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 June 30, 2011
		                   UNAUDITED

                               EXPIRATION   NUMBER OF   MARKET        % OF PARTNERS'
                                    DATES   CONTRACTS   VALUE (OTE)    CAPITAL
                         ----------------   ---------  ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates           Sep 11 - Mar 12      138        $ 68,284        0.43%
Metals                   Aug 11                 9         (17,010)      -0.11%
Agriculture              Oct 11 - Dec 11       61          18,194        0.11%
Currencies               Sep 11 - Jun 12      104         (12,488)      -0.08%
Indices                  Sep 11                 2            (497)      -0.003%
                                        -----------      ----------    ----------
Total long positions                                       56,484         .35%

SHORT POSITIONS:
FUTURES POSITIONS

Interest rates	          Sep 11                  6        (8,071)      -0.05%
Energy                    Sep 11 - Oct 11        18       (82,204)      -0.52%
Agriculture		  Sep 11 - Dec 11        52	  115,520        0.73%
Currencies        	  Sep 111                 6        (3,263)      -0.02%
Indices                   Sep 11         	  4	   (6,976)	-0.04%
                                        -----------     ----------     -----------
   Total short positions                                   15,006        0.09%
                                                       -----------     -----------
TOTAL OPEN CONTRACTS                                       71,490        0.45%
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

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED June 30, 2011 AND 2010
				   UNAUDITED

                                          THREE MONTHS ENDED     THREE MONTHS ENDED
				           June 30, 2011        June 30, 2010
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                       $(444,551)              $1,095,389
Change in net unrealized trading gain
  (loss) on open contracts                   (1,037,289) 	         20,505
Net foreign currency translation loss             1,909  	        (12,741)
Brokerage Commissions                           (12,066)  	        (11,706)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                 (1,491,997)               1,091,447

Interest income, net of cash management fees      9,583    	          13,014
                                            ----------------    -------------------
   TOTAL INCOME 	                     (1,482,414)               1,104,461
                                            ----------------    -------------------
EXPENSES:
   General partner management fees             257,460    	        180,892
   Advisor Management fees                      87,480      	         65,695
   Incentive fees			             0                        0
   Professional fees                            12,654                   25,635
   Administrative expenses                       1,528                      777
                                            ----------------    -------------------
   TOTAL EXPENSES                              359,122    	        272,999
                                            ----------------    -------------------
NET INCOME 	                              $(1,841,536)             $831,462
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD         $(1,253.40)              $185.50
                                            ================    ===================


The accompanying notes are an integral part of these statements.







    EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED June 30, 2011 AND 2010
				   UNAUDITED

                                          SIX MONTHS ENDED     SIX MONTHS ENDED
				           June 30, 2011        June 30, 2010
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                         $557,233                $69,249
Change in net unrealized trading gain
  (loss) on open contracts                     (964,349) 	       477,946
Net foreign currency translation loss            (6,516)  	       (10,334)
Brokerage Commissions                           (23,310)  	       (23,432)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                   (436,942)               513,429

Interest income, net of cash management fees     19,431    	        31,058
                                            ----------------    -------------------
   TOTAL INCOME 	                       (417,511)               544,487
                                            ----------------    -------------------
EXPENSES:
   General partner management fees              508,095    	       369,764
   Advisor Management fees                      176,533      	       131,265
   Incentive fees			        143,073                      0
   Professional fees                             23,447                 52,566
   Administrative expenses                        3,490                  2,575
                                            ----------------    -------------------
   TOTAL EXPENSES                               854,638    	       556,169
                                            ----------------    -------------------
NET INCOME 	                            $(1,272,149)              $(11,682)
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD         $(273.53)                 $6.69
                                            ================    ===================


The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE SIX MONTHS ENDED June 30, 2011
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES             TOTAL
                            ----------   ----------------   ------------
BALANCES, January 1, 2011    4,504.58      17,063,171          17,063,171
Additional Units Sold          103.97         413,010             413,010
Redemptions                    (75.06)       (267,282)           (267,282)
Less Offering Costs             --             (4,089)             (4,089)
Net profit (Loss)               -- 	   (1,272,149)         (1,272,149)
                           -----------   ---------------    -------------
BALANCES, JUNE 30,2011    4,533.4906      $15,932,661         $15,932,661
                           ===========   ===============    =============

Net asset value per unit,
   January 1, 2011		   $3,787.96
Net profit (loss) per unit           (273.53)
                                 ------------
Net asset value per unit
   JUNE 30, 2011                   $3,514.44
                                 ============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED June 30, 2011 AND 2010
				  UNAUDITED

<CAPTI
                                               SIX MONTHS ENDED    	SIX MONTHS ENDED
                                               June 30, 2011           June 30, 2010
                                      ---------------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $(1,272,149)             $(11,682)
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:

         Unrealized gain or loss on open commodity
                             futures contracts        964,349               (479,516)
      Decrease (increase) in interest receivable          140                  29,095
      (Decrease) increase in incentive fees payable  (119,237)                    --
      (Decrease) increase in management fees payable   (1,784)                  (1,325)
      (Decrease)increase in Broker commissions &
                              fees payable             3,511	               (12,979)
      (Decrease) increase in O&O Expense                 248                	  4,951
     (Decrease) increase in other accrued expenses   (23,123)                   (2,659)
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  (448,045)                (474,115)
                                                 ----------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                     (61,692)                (1,272,017)
   Partner addition of units,net of offering costs     408,921                  737,624
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    347,229                 (534,393)
                                                 ----------------   --------------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS    (100,816)             (1,008,508)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD   16,332,676              14,197,619
                                                 ----------------   --------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD        $16,231,859             $13,189,111
                                                 ================   ====================
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts               $1,156,906             $ 1,006,625
     Cash and cash equivalents                      15,074,953              12,182,486
                                                 -----------------  --------------------
TOTAL END OF THE PERIOD CASH AND CASH EQUIVALENTS    $16,231,859             $13,189,111
                                                 =================  ====================

The accompanying notes are an integral part of these statements

			EVEREST FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS
                        June 30, 2011



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

The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

                                      Fair Value Measurements Using
                                -------------------------------------------------------------

                                                 Quoted Prices in     Significant       Significant
                                               Active Markets for        Other           Unobservable
                                                Identical Assets    Observable Inputs     Inputs
                                    Total          (Level I)            (Level II)        (Level III)
                                  -----------   -----------------  -----------------    --------------
Assets
 Cash and equivalents              $16,231,859     $16,231,859           $-                 $-
                                  -------------  ---------------    ---------------    --------------
Investments Long Futures
    Contracts                           56,484          56,484            -                  -

Short Futures
    Contracts                           15,005          15,005            -                  -
                                 --------------- ---------------    ---------------    --------------
                                        71,490          71,490            -                  -
                                 --------------  ---------------    ---------------    --------------
Total assets at fair value         $16,303,349     $16,303,349           $-                  $-
                                 ==============  ===============    ===============    ==============



The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

                                 Fair Value Measurements Using
                   -------------------------------------------------------------------

                       Quoted Prices in      Significant          Significant
                      Active Markets for     Other                Unobservable
                       Identical Assets   Observable Inputs       Inputs
                             Total           (Level I)             (Level II)      (Level III)
                      ------------------   ----------------      ---------------  --------------
Assets
 Cash and equivalents   $13,189,111          $13,189,111             $ -                $ -
                       ---------------     -----------------      -----------     -----------
Investments
  Long Futures
    Contracts               625,411              625,411                -                -
  Short Futures
    Contracts                 4,840                4,840                -                -
                         -------------     -----------------      ---------------  --------------
                            630,251              630,251                -                -
                         -------------     -----------------      ---------------  --------------

Total assets at fair
value                   $13,819,362          $13,819,362              $ -               $ -
                       ===============    ==================      ===============  ==============



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

Responsibility for managing the Partnership is vested solely in the General Partner. The General Partner has delegated complete trading authority to an unrelated party (see Note 5).
Although the Partnership Agreement does not permit redemptions for the first six months following a Limited Partner's admission to the Partnership, the Agreement does permit the Partnership to declare additional regular redemption dates.The Partnership will be dissolved on December 31, 2020, or upon the occurrence of certain events, as specified in the Limited Partnership agreement.

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

In addition, the General Partner charges the Partnership a monthly management fee equal to 0.50% of the Partnership's Class A beginning-of-month net asset value.

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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM''). At June 30, 2011 and 2010 approximately 99.86% and 99.75%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25%
(.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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





Asset Derivatives
                    Balance Sheet
                    Location                      Fair Value      #of contracts

Agricultural
   Net unrealized trading gains on open contracts    18,194           61
Currencies
   Net unrealized trading gains on open contracts    (12,488)        104
Energy
   Net unrealized trading gains on open contracts      0               0
Metals
   Net unrealized trading gains on open contracts    (17,010)          9
Interest rates
   Net unrealized trading gains on open contracts     68,284          138
Indices
   Net unrealized trading gains on open contracts       (497)          2
                                                     =========      ======
                                                      56,484          314




Liability Derivatives
                Balance Sheet
                 Location                            Fair Value    #of contracts     Net

Agricultural
    Net unrealized trading gains on open contracts     115,520        52            133,713
Currencies
    Net unrealized trading gains on open contracts      (3,263)        6            (15,751)
Energy
    Net unrealized trading gains on open contracts     (82,204)       18            (82,204)
Metals
    Net unrealized trading gains on open contracts        0            0            (17,010)
Interest rates
    Net unrealized trading gains on open contracts      (8,071)        6             60,213
Indices
    Net unrealized trading gains on open contracts      (6,976)        4             (7,473)
                                                      ============   =====         ==========
                                                        15,006         86            71,490






Trading Revenue for the Six Months Ended June 30, 2011

Line Item in Income Statement
Realized                                527,407
Change in unrealized                   (964,349)
                                      ===========
                                       (436,942)
Includes net foreign currency translation gain(loss)


Trading Revenue for the Six Months Ended June 30, 2010

Line Item in Income Statement
Realized                                 35,483
Change in unrealized                     47,946
                                       ===========
                                        513,429

Includes net foreign currency translation gain (loss)



Total average of futures contracts bought and sold
Six months ended June 30, 2011

Total                                527,407
                                 ============
6 month average                      175,802


Total average of futures contracts bought and sold
Three months ended June 30, 2011

Total                              (454,708)
                                 ============
3 month average                    (151,569)



For the three months ended June 30, 2011, the monthly average of futures contracts bought and sold was approximately (151,569).



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


(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the six months ended June 30, 2011 and June 30, 2010.

                                            June 30, 2011     June 30, 2010
                                        --------------------  ---------------
                                               Class A            Class A
                                        --------------------  ---------------
Total return before distributions*             (7.22)%              .22%
                                        ====================  ===============
Ratio to average net assets:
      Net investment Income (loss)**           (9.57)%           (7.97)%
                                        ====================  ===============
      Management fees                            5.82%             5.61%
      Incentive fees                             1.64%                0%
      Other expenses                             2.33%             2.83%
                                        --------------------  ---------------
      Total expenses**                           9.79%             8.44%
                                        ====================  ===============

*Not annualized
**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of June 30, 2011, the statements of operations for the three and six months ended June 30, 2011 and 2010, the statements of cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2011 and 2010 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010, cash flows and changes in partners' capital (net asset value) for the six months ended
June 30, 2011 and 2010. The results of operations for the full three
And six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form
10-k as filed with the Securities and Exchange Commission.



         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Each months ended June 30, 2011 compared to each months ended
June 30, 2010


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

Class A Units were positive 7.53% in April 2011 resulting in a Net Asset Value per unit of $4,209.22 as of April 30, 2011. Class A Units were positive 3.01% in April 2010 resulting in a Net Asset Value per unit of $2,882.66 as of April 30, 2010.

The Fund's strong gains came as interest rate markets rallied into the close of the month as did certain commodities while the dollar continued to decline. Interest rates posted negative performance for the month. Also, the agricultural sector has cooled in recent weeks with performance from the sector being slightly negative in April despite strong gains from positions in sugar. Sugar fell more than 10 percent on the month as supplies increased as a result of higher exports from India. Gains in sugar and coffee were not sufficient to offset losses in grain prices and cotton.
Positive performance in April came from a continuation of trends in place in the European currencies, energy and precious metals sectors. The Fund was able to benefit from the continued weakness of the dollar and increasing speculation in a number of commodities that have spiked to historic levels during the month. The markets remain susceptible to upside and downside overreactions to the continued flood of fundamental data released across the globe as well as an unfortunate continuation of natural disasters both domestic and abroad.

Class A Units were negative 13.27% in May 2011 resulting in a Net Asset Value per unit of $3,650.59 as of May 31, 2011.
Class A Units were positive 1.98% in May 2010 resulting in a Net Asset Value per unit of $2,939.63 as of 31, 2010.

The Fund declined in May as long-standing trends in certain commodity markets came to a violent end. The Fund was specifically affected by abrupt reversals in the price of energy and metals. Silver positions, which had been among the most profitable positions in the Fund to date, were particularly hard hit as the price of the metal declined by 30 percent in just four days. The price of crude oil fell by more than 15 percent in just three days. The absolute decline in prices witnessed over such a short period of time was the worst on record for both markets. The models used by the program were designed to capture long-term trends and will usually have difficulty during the rare times when markets reverse the way they did in May.
The interest rate sector was profitable in May. Bond prices benefited as investor flows moved out of stocks and commodities amid concerns that rising global interest rates would negatively impact economic growth.The currency sector was unprofitable with the largest loss coming from positions in the euro. The EUR/USD exchange rate fell more than 5 percent during the month as the difficult debate on how to handle the European debt problem weighs on policy makers. The agricultural sector was also unprofitable with the largest losses coming from positions in grains. While the magnitude of the decline was not as severe, corn and wheat both tracked commodity and other risk assets lower during the first half of the month, leading to losses. The coffee market bucked the trend for the month as expectation for cold weather in Brazil added to the positive fundamental backdrop for the commodity. However, gains from positions in coffee were unable to offset losses from other positions in the sector.


Class A Units were negative 3.73% in June 2011 resulting in a Net Asset Value per unit of $3,514.44 as of June 30, 2011. Class A Units were positive 1.50% in June 2010 resulting in a Net Asset Value per unit of $2,983.83 as of June 30, 2010.

The Fund declined in June as markets remained choppy throughout the month following May's sharp corrections. The interest rate sector was essentially flat for the month as gains in Asian and European debt markets were offset by a drop in the U.S. market.
Trading in the currency markets provided slightly positive returns as investors continued to flee from risk assets and into safe-haven currencies such as the Japanese yen and Swiss franc. Positive returns in these currencies more than offset losses in higher-yielding currencies, such as the euro and the British pound.
The Fund's performance in equity indices was slightly negative in June. Trading in the metals sector was unprofitable. The energy markets were the Fund's worst-performing sector for the month. Short-term volatility and price swings in Brent Crude affected the Fund's positioning in that market. The agricultural sector was also negative in June. Grain markets steadily declined throughout the month after hitting highs during the first week of the month following a strong May. June performance was the result of the continued risk-on and risk-off reactions to the global sovereign debt crisis. The global economic picture remains cloudy in the near-term with mixed signals being reported on a daily basis making it difficult for trends to gain traction in many markets.

Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2010.

Item 4.			Controls and Procedures

As of June 30, 2011 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.


                      Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.


 Item 1A.	Risk Factors

There has been no material change with respect to risk factors since the "Risk Factors" were disclosed in the Form 10K of the Partnership dated December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds



RECENT SALES OF UNREGISTERED SECURITIES A UNITS

               Six months ended June 30, 2011   Six months ended June 30,2010

Units Sold              103.97                              252.60

Value of Units Sold    $413,010                            $745,000


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

                                EVEREST FUND, L.P.
Date: August  15, 2011     By:  Everest Asset Management, Inc.,
                                            its General Partner
		By:__/s/ Peter Lamoureux_______________________________
					        Peter Lamoureux
					        President
32