Form 10-Q
period 2011-09-30
EVEREST FUND L P
filed 2011-11-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                   4

Statements of Financial Condition                              5
September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

Condensed Schedule of Investments                              7
September 30, 2011 (Unaudited)

Condensed Schedule of Investments                              8-9
December 31, 2010 (Audited)

Statements of Operations                                       10-13
For the three and nine Months Ended September 30, 2011 and 2010 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)   14-15
For the nine Months Ended September 30, 2011 and 2010 (Unaudited)

Statements of Cash Flows                                       15-17
For the nine Months Ended September 30, 2011 and 2010 (Unaudited)

Notes to Financial Statements September 30, 2011               18

Item 2.    Management's Discussion and Analysis of Financial   37
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about      44
                                              Market Risk

Item 4.    Controls and Procedures	                       44-45

Part II:   Other Information                                   45

Item 1.	   Legal Proceedings                                   45

Item 1A.   Risk Factors	                                       45

Item 2.    Unregistered Sales of Equity Securities and Use     45
                                                 of Proceeds

Item 3.    Defaults upon Senior Securities	               47

Item 4. Submission of Matters to a Vote of Security Holders    47

Item 5.    Other Information	                               47

Item 6.    Exhibits	                                       47-48

PART I.  FINANCIAL INFORMATION
Item 1 Financial Statements

Following are Financial Statements for the nine and three months ended September 30, 2011



                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
	         September 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010 (AUDITED)

                                              UNAUDITED     AUDITED
                                       September 30, 2011   DECEMBER 31, 2010
                                        -----------------   -----------------
                            ASSETS
Cash and cash equivalents                    $14,605,387      $14,708,768
Equity in broker trading accounts:
   Cash and cash equivalents                   2,022,565        1,623,908
   Net unrealized trading gains(losses)
                            on open contracts  1,021,969        1,035,839
Interest receivable                                  111              198
                                        -----------------   ----------------
      TOTAL ASSETS                           $17,650,032      $17,368,713
                                          ===============   ================
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                            $61,775        $        0
   Management fee payable                          28,682            28,685
   Brokerage commissions and fees payable          84,667            75,486
   Incentive fee payable		                0           119,237
   O&O Payable				            2,970	          0
   Accounts payable & accrued expenses             56,477            82,135
                                              -----------      ------------
      TOTAL LIABILITIES                           234,571           305,543
                                              -----------      ------------

PARTNERS' CAPITAL

   Limited partners, A Shares (4,533.49069
and 4,504.57959 units outstanding)            17,415,461        17,063,170
                                            -------------      ------------
      TOTAL PARTNERS' CAPITAL                 17,415,461        17,063,170
                                            -------------      ------------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                             $17,650,032       $17,368,713
                                            =============      ============

The accompanying notes are an integral part of this statement.

                                EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 September 30, 2011
		                   UNAUDITED

                               EXPIRATION   NUMBER OF   MARKET        % OF PARTNERS'
                                    DATES   CONTRACTS   VALUE (OTE)    CAPITAL
                         ----------------   ---------  ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates           DEc 11 - Jun 12      170         $199,355       1.14%
Currencies               Sep 11 - Jun 12       51         (12,713)      -0.07%
                                        -----------      ----------    ----------
Total long positions                                      186,643        1.07%

SHORT POSITIONS:
FUTURES POSITIONS

Interest rates	          Dec 11                  6       (12,240)      -0.07%
Metals                    Dec 11                 20        18,500        0.11%
Energy                    Jan 12                 55       166,724        0.96%
Agriculture		  Nov 11 - Jan 12       217	  488,750        2.81%
Currencies        	  Dec 11                 84       181,375        1.04%
Indices                   Dec 11         	 12	   (7,783)	-0.04%
                                        -----------     ----------     -----------
   Total short positions                                  835,326        4.80%
                                                       -----------     -----------
TOTAL OPEN CONTRACTS                                    1,021,970        5.87%
                                                       ===========     ===========

The accompanying notes are an integral part of this statement.

                         THE EVEREST FUND, L.P.
                     (an Iowa Limited Partnership)
                     CONDENSED SCHEDULE OF INVESTMENTS
                            December 31, 2010
                               AUDITED
                                                                    Unrealized
                                                                    % of(Loss)
                          Expiration    Number         Partners'    On Open
                             Date     of Contracts     Capital      Contracts
                          ________    ____________    _________    __________
Long U.S. Futures Contracts
  Interest rates         Sep 11             9           0.01%          $1,053
  Metals		 Feb 11 - Mar 11   56	        3.02%         515,000
  Energy                 Mar 11 - Apr 11   50           0.49%          84,126
  Agriculture            Mar 11           230           1.54%         262,745
  Currencies             Mar 11            80           0.87%         147,700
  Indices                Mar 11            16           0.07%          12,212
                                                     ----------       ----------
    Total Long Futures Contracts                        5.99 %      1,022,836
                                                     ----------       ----------
Short U.S. Futures Contracts
   Interest rates        Mar 11           118            0.17%         $29,347
   Energy                Apr 11             1           -0.01%          (1,250)
   Currencies            Mar 11 -  Dec 11  22           -0.09%         (15,094)
                                                     ----------       ----------
   Total Short Futures Contracts                         0.08 %        $13,004
                                                     ----------       ----------
Total Futures Contracts                                  6.07 %     $1,035,839
                                                     ==========       ==========
The accompanying notes are an integral part of these financial statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED September 30, 2011 AND 2010
				   UNAUDITED

                                          THREE MONTHS ENDED     THREE MONTHS ENDED
				          September 30, 2011     September 30, 2010
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                       $831,293                  $909,493
Change in net unrealized trading gain
  (loss) on open contracts                    950,479 	                900,827
Net foreign currency translation loss          11,555  	                 (9,030)
Brokerage Commissions                         (11,236)  	         (9,598)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                 1,782,091                1,791,693

Interest income, net of cash management fees     7,772    	         11,790
                                            ----------------    -------------------
   TOTAL INCOME 	                     1,789,863                1,803,483
                                            ----------------    -------------------
EXPENSES:
   General partner management fees             245,088    	        197,670
   Advisor Management fees                      88,228      	         71,721
   Incentive fees			             0                        0
   Professional fees                             7,155                   25,841
   Administrative expenses                       2,775                      951
                                            ----------------    -------------------
   TOTAL EXPENSES                              343,247    	        296,183
                                            ----------------    -------------------
NET INCOME 	                            $1,446,616               $1,507,301
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD         $318.94                 $330.19
                                            ================    ===================


The accompanying notes are an integral part of these statements.







    EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED September 30, 2011 AND 2010
				   UNAUDITED

                                          NINE MONTHS ENDED     NINE MONTHS ENDED
				         September 30, 2011    September 30, 2010
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                        $1,388,527                $978,743
Change in net unrealized trading gain
  (loss) on open contracts                       (13,871) 	       1,378,773
Net foreign currency translation loss              5,040  	         (19,364)
Brokerage Commissions                            (34,547)  	         (33,030)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                   1,345,149               2,305,122

Interest income, net of cash management fees      27,203    	          42,848
                                            ----------------    -------------------
   TOTAL INCOME 	                       1,372,352               2,347,970
                                            ----------------    -------------------
EXPENSES:
   General partner management fees              753,184    	         567,434
   Advisor Management fees                      264,761      	         202,986
   Incentive fees			        143,073                        0
   Professional fees                             30,602                   78,406
   Administrative expenses                        6,265                    3,526
                                            ----------------    -------------------
   TOTAL EXPENSES                             1,197,885    	         852,351
                                            ----------------    -------------------
NET INCOME 	                               $174,467               $1,495,619
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD         $45.41                   $336,87
                                            ================    ===================


The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED September 30, 2011
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES             TOTAL
                            ----------   ----------------   ------------
BALANCES, January 1, 2011    4,504.58       17,063,171          17,063,171
Additional Units Sold          181.46          713,010             713,010
Redemptions                   (142.92)        (528,127)           (528,127)
Less Offering Costs             --              (7,060)             (7,060)
Net profit (Loss)               -- 	       174,467             174,467
                           -----------   ---------------    -------------
BALANCES, September 30,2011 4,543.1142      $17,415,461        $17,415,461
                           ===========   ===============    =============

Net asset value per unit,
   January 1, 2011		   $3,787.96
Net profit (loss) per unit             45.41
                                 ------------
Net asset value per unit
   September 30, 2011              $3,833.38
                                 ============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED September 30, 2011 AND 2010
				  UNAUDITED

<CAPTI
                                               NINEMONTHS ENDED    	NINEMONTHS ENDED
                                               September 30, 2011           September 30, 2010
                                      ---------------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $174,467              $1,495,619
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:

         Unrealized gain or loss on open commodity
                             futures contracts           13,870               (1,380,344)
      Decrease (increase) in interest receivable             87                   36,941
      (Decrease) increase in incentive fees payable    (119,237)                    --
      (Decrease) increase in management fees payable         (2)                  1,830
      (Decrease)increase in Broker commissions &
                              fees payable                9,182	                 (6,422)
      (Decrease) increase in O&O Expense                  2,970                	   --
     (Decrease) increase in other accrued expenses      (25,658)                  6,019
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      55,679                 153,643
                                                 ----------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                     (466,352)             (1,508,448)
   Partner addition of units,net of offering costs      705,950                 861,386
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     239,598                (647,062)
                                                 ----------------   --------------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS     295,277                (493,419)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD    16,332,676              14,197,619
                                                 ----------------   --------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD         $16,627,952             $13,704,201
                                                 ================   ====================
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts                $2,022,565                $509,349
     Cash and cash equivalents                       14,605,387              13,194,852
                                                 -----------------  --------------------
TOTAL END OF THE PERIOD CASH AND CASH EQUIVALENTS   $16,627,952             $13,704,201
                                                 =================  ====================

The accompanying notes are an integral part of these statements

			EVEREST FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS
                        September 30, 2011




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

The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

                                      Fair Value Measurements Using
                                -------------------------------------------------------------

                                                 Quoted Prices in     Significant       Significant
                                               Active Markets for        Other           Unobservable
                                                Identical Assets    Observable Inputs     Inputs
                                    Total          (Level I)            (Level II)        (Level III)
                                  -----------   -----------------  -----------------    --------------
Assets
 Cash and equivalents              $16,627,952     $16,627,952           $-                 $-
                                  -------------  ---------------    ---------------    --------------
Investments Long Futures
    Contracts                          186,643         186,643            -                  -

Short Futures
    Contracts                          835,326         835,326            -                  -
                                 --------------- ---------------    ---------------    --------------
                                     1,021,969       1,021,969            -                  -
                                 --------------  ---------------    ---------------    --------------
Total assets at fair value         $16,303,349     $16,303,349           $-                  $-
                                 ==============  ===============    ===============    ==============



The following table presents the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

                                 Fair Value Measurements Using
                   -------------------------------------------------------------------

                                         Quoted Prices in      Significant          Significant
                                         Active Markets for        Other           Unobservable
                                           Identical Assets   Observable Inputs       Inputs
                             Total           (Level I)             (Level II)      (Level III)
                      ------------------   ----------------      ---------------  --------------
Assets
 Cash and equivalents   $13,704,201          $13,704,201             $ -                $ -
                       ---------------     -----------------      -----------     -----------
Investments
  Long Futures
    Contracts             1,513,930            1,513,930                -                -
  Short Futures
    Contracts                17,148               17,148                -                -
                         -------------     -----------------      ---------------  --------------
                          1,531,078            1,531,078                -                -
                         -------------     -----------------      ---------------  --------------

Total assets at fair
value                   $15,235,279          $15,235,279              $ -               $ -
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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM''). At September 30, 2011 and 2010 approximately 99.82% and 99.86%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25%
(.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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




Asset Derivatives
                    Balance Sheet
                    Location                      Fair Value      #of contracts

Agricultural
   Net unrealized trading gains on open contracts        0            0
Currencies
   Net unrealized trading gains on open contracts    (12,713)        51
Energy
   Net unrealized trading gains on open contracts        0            0
Metals
   Net unrealized trading gains on open contracts        0            0
Interest rates
   Net unrealized trading gains on open contracts     199,355        170
Indices
   Net unrealized trading gains on open contracts        0            0
                                                     =========      ======
                                                      186,643        221




Liability Derivatives
                Balance Sheet
                 Location                            Fair Value    #of contracts     Net

Agricultural
    Net unrealized trading gains on open contracts     488,750        217          488,750
Currencies
    Net unrealized trading gains on open contracts     181,375         84          168,663
Energy
    Net unrealized trading gains on open contracts     166,724         55          166,724
Metals
    Net unrealized trading gains on open contracts      18,500         20           18,500
Interest rates
    Net unrealized trading gains on open contracts     (12,240)        6           187,115
Indices
    Net unrealized trading gains on open contracts      (7,783)        12           (7,783)
                                                      ============   =====        ==========
                                                        835,326       394         1,021,969





Trading Revenue for the Nine Months Ended September 30, 2011

Line Item in Income Statement
Realized                               1,359,020
Change in unrealized                     (13,871)
                                      ===========
                                       1,345,149
Includes net foreign currency translation gain(loss)


Trading Revenue for the Nine Months Ended September 30, 2010

Line Item in Income Statement
Realized                                  926,349
Change in unrealized                    1,378,773
                                       ===========
                                        2,305,122

Includes net foreign currency translation gain (loss)



Total average of futures contracts bought and sold
Nine months ended September 30, 2011

Total                              1,359,020
                                 ============
9 month average                      151,002


Total average of futures contracts bought and sold
Three months ended September 30, 2011

Total                              831,612
                                 ============
3 month average                    277,204



For the three months ended September 30, 2011, the monthly average of futures contracts bought and sold was approximately 277,204.



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


(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the Nine months ended September 30, 2011 and September 30, 2010.

                                        September 30, 2011     September 30, 2010
                                        --------------------  ---------------
                                               Class A            Class A
                                        --------------------  ---------------
Total return before distributions*             1.20%              11.32%
                                        ====================  ===============
Ratio to average net assets:
      Net investment Income (loss)**           (8.92)%           (7.99)%
                                        ====================  ===============
      Management fees                           5.74%             5.60%
      Incentive fees                            1.09%                0%
      Other expenses                            2.30%             2.81%
                                        --------------------  ---------------
      Total expenses**                          9.13%             8.41%
                                        ====================  ===============

*Not annualized
**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of September 30, 2011, the statements of operations for the three and nine months ended September 30, 2011 and 2010, the statements of cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2011 and 2010 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2011, results of operations for the three and nine months ended September 30, 2011 and 2010, cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2011 and 2010. The results of operations for the full three
And nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form
10-k as filed with the Securities and Exchange Commission.



         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Each months ended September 30, 2011 compared to each months ended September 30, 2010


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


Class A Units were positive 9.46% in July 2011 resulting in a Net Asset Value per unit of $3,847.03 as of July 31, 2011. Class A Units were negative -0.53% in July 2010 resulting in a Net Asset Value per unit of $2,967.96 as of July 31, 2010.

The Fund performed well in July as it gained 9.4 percent for the month. Trends in currencies, metals and interest rates extended during the course of July, thus leading to gains for the Fund. Positions in the interest rate sector benefited directly as a result of the global credit maelstrom. Despite concerns about downgrades from credit rating agencies, U.S. and European government bond prices actually rose and yields declined during the month. All positions traded in the sector were profitable in July. The currency sector also contributed to the month's gains as positions in the Swiss franc and Japanese yen led the way. The Swiss franc, often regarded as a haven in times of turmoil, rallied to record levels against both the dollar and euro during the month.
The metals markets made a meaningful contribution to July's performance. The continued rally in gold prices was fueled by many of the same factors that were underpinning the move in the Swiss franc. Silver prices also moved higher in July, adding to the month's gains. The agricultural sector was profitable as significant gains in soft commodities from both long and short positions offset losses from trading in grains. Sugar prices rallied while coffee prices were declining. Trading in the energy markets was remarkably subdued considering the tumult in other sectors, was slightly unprofitable in July. Trading in the equity sector was essentially flat.
The Fund delivered the diversification and strong uncorrelated performance to our investors during this period of ongoing market turbulence.



Class A Units were positive 4.93% in August 2011 resulting in a Net Asset Value per unit of $4,036.56 as of August 31, 2011. Class A Units were positive 5.55% in August 2010 resulting in a Net Asset Value per unit of $3,3132.56 as of August 31, 2010.

The Fund posted another positive month in August as a surge in market volatility during the month upset the summer calm. Trading gains from positions in government bonds and gold were sufficient to overcome losses from other parts of the Fund where trading conditions were more difficult. The Fund was aided by excellent performance from the interest rate sector in August as government bond yields fell precipitously despite the move by Standard and Poor's. Equity prices, rising fear and a high profile U.S. Federal Reserve Board
(the Fed) were positive for bond prices. All positions in the interest rate sector were profitable for the month. The euro and British pound remained relatively stable during the month, lacking a clear direction. Performance from the currency sector was slightly negative for the month.
Trading in the equity sector was mixed as small gains from positions in European equity futures offset small losses from trading in U.S. and Japanese equity futures. Trading in the metals sector was significantly profitable as the price of gold surged to new all-time highs. . Gold, much like government bonds and the Swiss franc, has enjoyed its status as a safe-haven and a store of value during these turbulent times. Positions in silver were also profitable.
Trading in the energy sector was difficult as crude oil experienced abrupt moves in both directions. This change of direction led to losses across the petroleum complex. Trading in natural gas, on the other hand, was modestly profitable as the long-term down trend in this market remains in place. Trading in the agricultural sector was mixed as gains from trends in corn and soybeans were not sufficient enough to offset losses from other markets.


Class A Units were negative 5.03% in September 2011 resulting in a Net Asset Value per unit of $3,833.38 as of September 30, 2011. Class A Units were positive 5.79% in September 2010 resulting in a Net Asset Value per unit of $3,314.02 as of September 30, 2010.

Despite the extension of trends in certain key sectors, performance declined in September. The negative result for the month can, in part, be linked to sudden and violent reversals in the price of metals and agricultural commodities. The abrupt reversal in trends in metals and agricultural commodities led to losses, which were significant enough to offset gains from other parts of the Fund. The interest rate sector was profitable as bond prices continued to benefit from the economic uncertainty overhanging the markets. The Fund's positions in bond futures in the U.S. and Europe were profitable and more than offset small losses from shorter-term interest rate futures. The currency market intervention conducted in August by the Swiss National Bank and the Bank of Japan limited gains from the sector and the much needed offset to losses from other parts of the Fund.
Trading in the stock market contracts was especially erratic. While the Fund was able to generate a small profit from the sector, the magnitude of the gains did not match the headline numbers. The market traded in violent swings for most of September but did not extend below this initial move during the course of the month. The Fund's trading model in some cases adjusted to the change in direction but there was little net follow through on the move.
Trading in the metals sector was difficult as both gold and silver suffered significant price reversals during the month.
Gold fell 12 percent for the month, while silver fell a historic
27 percent. The speed at which the markets reversed was as much a problem for the Fund as the size of the reversal. The Fund was able to adjust to take advantage of the decline in energy prices that occurred during the month. Brent crude oil futures declined 11 percent month-on-month. All positions in the energy sector were profitable. Trading in the agricultural market was difficult in September as a number of market trends reversed sharply. The sugar market, which had been in an uptrend for more than a year due in part to supply issues in Brazil, fell more than 12 percent during the month. The corn market, which traded at an all-time high in August due to declining domestic stockpiles, fell more than 20 percent during the month - the largest single price change in history. Soybeans traded in a manner similar to corn. In short, trading in the agricultural markets was unprofitable due to large trend reversals across the sector.


Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2010.

Item 4.			Controls and Procedures

As of September 30, 2011 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

                      Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.


 Item 1A.	Risk Factors

There has been no material change with respect to risk factors since the "Risk Factors" were disclosed in the Form 10K of the Partnership dated December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES A UNITS

      Nine months ended September 30, 2011   Nine months ended September 30, 2010

Units Sold              181.46                              294.30

Value of Units Sold    $713,010                            $870,000


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

                                EVEREST FUND, L.P.
Date: November 14, 2011     By:  Everest Asset Management, Inc.,
                                            its General Partner
		By:__/s/ Peter Lamoureux_______________________________
					        Peter Lamoureux
					        President
32