Form 10-K
period 2011-12-31
EVEREST FUND L P
filed 2012-03-30
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                   FORM 10K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended       Commission File Number
December 31, 2011                            0-17555

                The Everest Fund, L.P.
(Exact name of registrant as specified in its charter)

    Iowa                                   42-1318186
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)       Identification No.)

1100 North 4th Street, Suite 143, Fairfield, Iowa  52556
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
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes    No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fourth fiscal quarter: $15,024,420.

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

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will be approximately $89,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 2010-2011 can be found in the table in Item 6 below.

As of December 31, 2011, the General Partner had two full-time employees and two part-time employees. Further, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to Capital Management Partners, Inc. (Capital). Capital is a CFTC-regulated introducing broker, and an NFA member. Capital is also registered with the Financial Industry Regulatory Authority, Inc. ( FINRA ) as a broker dealer. As of
December 31, 2011, Capital had 5 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of the Partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests.
Financial information about the Partnership's business, as of December 31, 2011 is set forth under Items 6 and 7 herein.

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

 Forex Trading Counterparty Creditworthiness.  The
Partnership will enter into an agreement with an equity in
the Newedge Group which will result in such entity acting
as the counter-party to the Partnership's foreign currency
transactions.  That is, the counterparty will be the seller
of all forex instruments purchased by the Partnership and
the buyer of all forex instruments sold by the Partnership.
The counterparty's financial benefit from entering into
these transactions with the Partnership is derived from its
ability to participate in the foreign exchange interbank
markets, which are only available to large institutional
investors.  The counterparty's compensation will be derived
from a mark-up on the bid/ask spread price quoted to the
Partnership on each transaction, and the counterparty's
ability to offset these transactions in the foreign
exchange interbank market.  In the event that the
counterparty is unable to successfully participate in this
market, the ability of the counterparty to enter into
transactions with the Partnership may be interrupted.  In
addition, the counterparty has entered into similar
agreements with other persons, and thus acts as the
counter-party in transactions effected by these other
persons.  Because the counterparty acts as counter-party in
these transactions, the Partnership is subject to the
additional risk that the counterparty will be unable to
fulfill its obligations to the Partnership.  Moreover, in
the event of a bankruptcy of the counterparty, the
Partnership may be unable to recover assets held at the
counterparty, even if such assets are directly traceable to
the Partnership.  In the event of the counterparty's
bankruptcy, there is no equivalent of the Securities
Investors Protection Corporation insurance as applicable in
the case of securities broker dealers   bankruptcies.

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



Item 3.	Legal Proceedings

   Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.


Item 4. None  - Removed and reserved by SEC.



                        PART II

Item 5.	Market for Registrant s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity
Securities.

        (a) There is no established public market for the Units and none is expected to develop.



  (b) As of December 31, 2011, there were   4,576.29
Class A Units held by Limited Partners. A total of  397.34
Class A units were purchased by Limited Partners during 2011.
A total of 325.63 Units were redeemed by Class A Limited
Partners  during 2011.




RECENT SALES OF UNREGISTERED SECURITIES IN 2011 A UNITS

  2011              1st quarter   2nd quarter    3rd quarter    4th quarter

Units Sold            64.76        39.21          77.49          74.577
Value of Units Sold  $256,010     $157,000       $300,000        $245,769





RECENT SALES OF UNREGISTERED SECURITIES IN 2010 A UNITS

  2010             1st quarter    2nd quarter   3rd quarter    4th quarter

Units Sold            86.69          165.91         41.7          0

Value of Units Sold  $245,000       $500,000      $125,000       $ 0




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

 Item 6.	Selected Financial Data

<TABLE
                                2007       2008      2009     2010     2011
                              -------     -------   -------  -------  ------
                                   (In thousands, except amounts per Unit)
1. Net trading Gain/loss      $2,438     $9,192     $-2,618   $4,878   -835
2. Interest and other income  $2,323     $453       $138      $55        37
3. Expenses                     $995     $2,849     $1,333    $1,299  1,527
4. Net Income                  3,766      6,796     -3,813     3,634 -2,325
5. Income (Loss)
   Per Unit: A Shares         522.26    1,348.35   -810.50   806.75  -512.12
             I Shares         630.86        0.00      0.00     0.00     0.00
            AA Shares       2,703.69        0.00      0.00     0.00     0.00
            II Shares       2,812.13        0.00      0.00     0.00     0.00
6. Total Assets               11,976      19,945    14,396   17,369   15,178
7. Long Term Obligations          0         0          0         0        0
8. Cash Dividend per Unit         0         0          0         0        0
9. Total partners capital     11,693      18,713    14,085   17,063   15,024
10. Increase/decrease in NA  -7,018        7,020    -4,628    2,978   -2,039

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

For the year ended December 31, 2011, Limited Partners redeemed a total of 325.63 Class A Units for $662,767.

During 2011, investors purchased 397.34 Class A Units for $958,779.


The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions.


See Footnote 4 of the 2011 Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of the Partnership reviews on a daily basis reports of the performance of the Partnership, including monitoring the daily net asset value of the Partnership. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity
Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General
Partner with assurance that the Partnership, will not suffer trading losses through the Commodity Broker.

Results of Operations

Calendar Year 2011

At December 31, 2011 the Partnership had approximately
$15.024 million in Class A assets , all of which have been allocated to JWH . The balance was being held in interest-bearing accounts in anticipation of future allocations to JWH or other traders.

The Partnership recorded a loss of $2,325,269 or $512.12 per Class A unit, for the year 2011. That represents a loss of 13.33% for the year.

The Partnership continued to employ John W. Henry &
Company, Inc.  s (JWH) GlobalAnalyticsR Family of Programs.


Class A Units were positive 1.40% in January 2011 resulting in a Net Asset Value per unit of $3,841.11 as of January 31, 2011.

The interest rate sector produced slightly positive results as global rates moved modestly higher amid signs the economy was improving.The currency sector was unprofitable in January as directionlessprice patterns prevailed. Gains from trading in the British pound were not enough to offset losses from other markets in the sector. Trading in the equity sector was slightly profitable as stocks continued to move higher. Positions in Asian, European and U.S.stock index futures were all profitable. Oil and petroleum products moved higher in January, contributing to gains for the month.Positions in heating oil were buoyed by unseasonably cold temperatures in many parts of the United States. Trading in the metals sector was unprofitable for the month. The trend in precious metals prices may have come to an end in January as gold failed to participate in an otherwise broad-based rally in commodity prices. Silver also produced negative performance in January. Trading in the agricultural sector continued to be an important source of Fund's returns.
All of the positions in the sector were profitable in January.


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

Class A Units were negative 13.27% in May 2011 resulting in a Net Asset Value per unit of $3,650.59 as of 31, 2011.

The Fund declined in May as long-standing trends in certain commodity markets came to a violent end. The Fund was specifically affected by abrupt reversals in the price of energy and metals. Silver positions, which had been among the most profitable positions in the Fund to date, were particularly hard hit as the price of the metal declined by 30 percent in just four days. The price of crude oil fell by more than 15 percent in just three days. The absolute decline in prices witnessed over such a short period of time was the worst on record for both markets. The models used by the program were designed to capture long-term trends and will usually have difficulty during the rare times when markets reverse the way they did in May.
The interest rate sector was profitable in May. Bond prices benefited as investor flows moved out of stocks and commodities amid concerns that rising global interest rates would negatively impact economic growth. The currency sector was unprofitable with the largest loss coming from positions in the euro. The EUR/USD exchange rate fell more than 5 percent during the month as the difficult debate on how to handle the European debt problem weighs on policy makers. The agricultural sector was also unprofitable with the largest losses coming from positions in grains. While the magnitude of the decline was not as severe, corn and wheat both tracked commodity and other risk assets lower during the first half of the month, leading to losses. The coffee market bucked the trend for the month as expectation for cold weather in Brazil added to the positive fundamental backdrop for the commodity. However, gains from positions in coffee were unable to offset losses from other positions in the sector.

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

Class A Units were a negative 12.20% in October 2011 resulting in a Net Asset Value of $3,365.64 as of October 31, 2011.

A large number of markets in the Fund experienced abrupt reversals in October as investor sentiment swung from extreme pessimism to optimism in just a few weeks.
Bond prices, which had been trading near historical highs heading into October, sold off sharply during the month as investors became more sanguine about the prospects for the European financial system and the global economy. Heading into the month, the Fund was largely long global bond prices as investors sought safety amid the equity market rout. Prices in these markets reversed during the month, which led to losses for the Fund.
Trading in the currency market was also difficult for the Fund. Heading into October, most European currencies were in downtrends relative to the U.S. dollar. The positive developments with respect to the European credit crisis caused a sharp reversal in these currencies with EUR/USD exchange leading the way.
The metals markets were unprofitable with the bulk of the sector's losses coming from positions in the silver market.
The losses in silver for October can be traced to a significant spike in silver volatility that actually occurred in September. The bull market in silver came to an abrupt end when the market plunged 37 percent in a short period of time on large stop loss selling. This price caused the Fund to reverse its position in the market. In October, the silver market rallied
14 percent - normally a big move but when viewed in the context of September's price action it may represent simply normalization in market prices.


Class A Units were a negative 3.43% in November 2011 resulting in a Net Asset Value of $3,250.11 as of November
30, 2011.

The performance of the Fund declined in November as the broad set of global markets traded in the portfolio continued to struggle to find direction amid elevated levels of volatility.
The largest losses in the Fund came from the interest rate sector as positions in German Bunds were hit particularly hard.
The Bund market traded near four-month lows at the end of October, only to reverse and trade at a new all-time high on November 10th. The agricultural sector was profitable as positions in grains, cotton and sugar drove returns. Agricultural commodities in general came under heavy selling in November driven by ongoing concerns over euro area debt and bearish market-specific fundamentals.
The currency sector was slightly unprofitable in lackluster trading. Repercussions from central bank intervention in October continued to weigh on trading, most notably in the Japanese yen.
The majority of trading in European currencies was also slightly unprofitable as they continue to be dogged by headlines tracking the European credit crisis.
Positions in the equity sector were all slightly negative on the month. Exposure to global stock index futures was relatively light for much of November owing to the generally directionless price patterns in the markets.
Precious metal trading was also slightly unprofitable on the month as prices were unable to withstand the wave of selling that engulfed the markets for much of November. Portfolio risk reduction and bear equity market sentiment were greater influences on the price of gold. As equity prices recovered later in the month, so did the price of gold. Positions in gold and silver were both unprofitable for the month.
The energies sector was essentially flat in November. Gains from positions in natural gas almost offset losses from petroleum-based products. Natural gas prices, which have been in a structural downtrend for a number of years largely due to the success of horizontal drilling techniques used to extract gas from shale in parts of the United States, fell further in November.


Class A Units were a positive 1.02% in December 2011 resulting in a Net Asset Value of $3,283.10 as of December
31, 2011.

The month and the year 2011 were characterized by price
 swings that were not sustained in any one direction up or down. Price behavior in the sectors traded by the fund was mired by what seemed like an endless number of significant price and direction changes and sharp increases in volatility. This type of trading environment is not conducive to trend followers as the frequent and significant directional changes do not provide the amplitude and duration needed in a price move to generate long-term profits.

The Fund and its advisor JWH have added up side value to client portfolios over the last 5, 7 and 10 year time frames, and even over the last 3 years where the Fund has not increased returns over the equity markets, it has lowered volatility in a hypothetical 80% S&P500 / 20% Everest portfolio (as measured by worst drawdown and standard deviation). The Fund has continued a remarkable degree of non-correlation to the equity markets. As you can see from the enclosed chart titled "Direction of Monthly Returns" the Fund and the S&P 500 have only both been negative in 9 out of the last 60 months, providing a compelling reason to maintain both investments: that is to say, at least one of the two investments have been positive in 51 out of the last 60 months. We know that patience is not easy, nor is maintaining a disciplined investment strategy. Keep in mind that the Fund will not pay an incentive fee to the advisor until JWH makes approximately 25% from December's NAV.


Results of Operations

Calendar Year 2010

At December 31, 2010 the Partnership had approximately
$17.063 million in Class A assets .The JWH allocation was approximately $17.063 million. The balance was being held in interest-bearing accounts in anticipation of future allocations to JWH or other traders.

The Partnership recorded a gain of $3,634,051 or $806.75 per Class A unit, for the year 2010. That represents a gain of 27.23% for the year.

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

The Fund's performance in equity indices was slightly negative in February as global stock markets gyrated throughout the month. Trading in the metals sector was unprofitable. The Fund incurred losses in both gold and silver as the precious metals continued to struggle to find a new direction. There we some significant rallies and reversals throughout the month and the moves were generally tied to the performance of the U.S. dollar. The energy sector was negatively affected as oil prices continued their up and down ride through the first half of the month. The performance of the agricultural sectorwas also negative in February after the sugar market, which rallied 10 percent in January hitting a 29-year high, sharply reversed course and fell over 17percent in February.


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

The Trading Value at Risk in Different Market Sectors of the Partnership

The following table indicates the trading Value at Risk associated with the open positions of the Partnership by market category as of December 31, 2011. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2011, the total capitalization of the Partnership was approximately $15,024,420, all in Class A shares.

December 31, 2011

Market Sector      Value at Risk        % of Total Capitalization
Commodities		   .58     	    3.88%
Energies	           .19              1.29%
Financial Stock Indices    .05              0.31%
Interest Rates	           .34	            2.26%
Metals		           .71	            4.73%
Currencies	           .29              1.95%
Total		           2.16 million    14.42%

December 31, 2010, the total capitalization of the Partnership was approximately $17,063,171, all in Class A shares.

December 31, 2010

Market Sector      Value at Risk     % of Total Capitalization
Commodities              .78                4.62%
Energies                 .18	            1.07%
Financial Stock Indices  .08                0.44%
Interest Rates	         .25	            1.47%
Metals		         .20	            1.17%
Currencies	         .34	            1.97 %
Total		         1.83 million	   10.74%


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

The Partnership holds a portion of its assets in cash on deposit with Newedge USA, LLC ("Newedge USA") with substantially all of the remainder on deposit with Horizon Cash Management, LLC. (Horizon) in short term, highly liquid investments. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by Newedge USA at the 91-day
Treasury bill rate. In addition, should short term interest rates decline, so will the interest earnings for assets on deposit with Horizon. The Partnership assets managed by Horizon are deposited in an account in the custodial department of the Northern Trust Company, and invested in U.S. government securities and other interest-bearing obligations at the direction of Horizon. Horizon is responsible for the investment management of the assets of the Partnership not deposited with Newedge USA as margin monies or held in Partnership operating accounts. Horizon is registered with the Securities and Exchange Commission
(SEC) as an investment adviser. Horizon may invest in U.S. government securities and other instruments as permitted by the agreement with the Partnership. Horizon receives an annual fee of 0.25% payable monthly on the assets it manages. However, Horizon only receives its service fee if the accrued monthly interest income earned on the assets of the Partnership managed by Horizon exceeds the 91-day U.S. Treasury Bill rate. As of December 31, 2011, the
Partnership had approximately $15.02 million in cash on deposit with Newedge USA and Horizon.

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

The following were the primary trading risk exposures of the Partnership as of December 31,2011, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2011.

Foreign Currency Balances. The primary foreign currency balances of the Partnership are in Japanese yen, Euros, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Partnership holds a portion of its assets in cash at Newedge USA, LLC ("Newedge USA") and
 Newedge  Alternative Strategies, Inc. ("NAST").
95% of these assets earn interest at the average rate paid on 91-day U.S. Treasury Bills purchased during the month.
Substantially all of remainder is held at Horizon in short term liquid investments.

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

THE EVEREST FUND, LIMITED PARTNERSHIP
Supplementary Summarized Quarterly Data
For the four Quarters for 2011 and 2010.

                 March 31, 2011  June 30, 2011  September 30, 2011  December 31, 2011
                       Class A       Class A          Class A            Class A
Net Income             $569,387     $ -1,841,536    $1,446,616          $-2,499,738
Increase in Net
Asset Value Per Unit   $126.50      $-400.02         $318.94             $-550.28
Net Asset Value Per Unit
                      $3,914.46    $3,514.44       $3,833.38            $3,283.10
Ending Net Asset Value
                      $17,861,265  $15,932,661    $17,415,461           $15,024,419



                March 31, 2010  June 30, 2010  September 30, 2010  December 31, 2010
                         Class A        Class A        Class A            Class A
Net Income             $-843,144       $ 831,462       $1,507,301        $2,138,432

Increase in Net
Asset Value Per Unit   $-178.81        $185.50         $330.19            $473.94



Net Asset Value Per Unit
                      $2,798.33       $2,983.83       $3,314.02           $3,787.96

Ending Net Asset Value
                      $12,690,099     $13,604,063    $14,986,293        $17,063,171








Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure
None.
Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and
                    Procedures

The General Partner carried out an evaluation, under the supervision and with the participation of the General
Partner's management, including its principal executive
Officer, Peter Lamoureux, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.
Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2011, the General Partner's principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures were effective.

Changes In Internal Control Over Financial Reporting

There was no change in the Partnership's internal control
Over  financial reporting in the 12 months ended December
31, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

      Management assessed the effectiveness of the Partnership's internal control over financial reporting , based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.
Based on that assessment, management concluded that, as of December 31, 2011, the Partnership's internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

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

The officer and director of the General Partner as of December 31, 2011 is listed below:

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

Item 12.  Security Ownership of Certain Owners and
Management and Related Stockholder Matters.

          (a)  As of December 31, 2011 there were two partners
known to the Partnership to own beneficially more than 5%
of the outstanding Units:
RBRF Limited Partnership  5.655%
Alan L Schoolcraft  16.449%

          (b) As of December 31, 2011, management ownership was: by Peter Lamoureux with 77.353 class A units. This represents 1.69% of class A units of the Partnership.

        (c) As of December 31, 2011, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General
Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions.

          (a)    None other than the compensation
arrangements described herein.

          (b)    None.

          (c)    None.

The Partnership filed Registration Statements on Form S-18 and Form 10, therefore this information is not required to be included.

Item 14.  Principal Accounting Fees and Services

Audit Fees

For the year ended December 31,2011 the aggregate fee billed by Donahue Associates, LLC, Independent
Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,750.

For the year ended December 31, 2010 the aggregate fee billed by Donahue Associates, LLC, Independent
Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

Audit Related Fees

 None.

Tax Fees


The audit committee pre-approved all fees for the Everest Partnership, L.P. for fiscal year 2011 and 2010.

For the year ended December 31, 2011, the aggregate fees billed by Donahue Associates, LLC for federal and state tax return preparation totaled $7,000.


For the year ended December 31, 2010, the aggregate fees billed by Donahue Associates, LLC for federal and state tax return preparation totaled $6,000.


All Other Fees

None.


Part IV


Item 15.  Exhibits, Financial Statement, Schedules.

     (a) The following documents are included herein:

         (1)     Financial Statements:

                 	a. Report of Independent Registered
Public Accounting Firm:
Donahue Associates, LLC for 2011
Donahue Associates, LLC for 2010
b. Statements of Financial Condition, December 31, 2011 and 2010.

c. Statements of Operations, Years Ended December 31, 2011 and 2010.

d. Statements of Changes in Partners' Capital, Years Ended
December 31, 2011 and 2010.

e. Statements of Cash Flows, Years Ended December 31, 2011 and 2010.

f. Schedule of Investments, December 31, 2011

g. Schedule of Investments, December 31, 2010


Notes to Financial Statements.

Acknowledgment


  (2) All financial statement schedules have been omitted because the information required by the schedules is not applicable, or because the information required is contained in the financial statements included herein or the notes thereto.

        (3)  Exhibits:

                See the Index to Exhibits annexed hereto.
      Form 8-K     -None

Exhibits:

		    See The Index to Exhibits annexed hereto.

	(c)	Financial Statement Schedules

		None.

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	 March 30, 2012		The Everest Fund, L.P.


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

Date:	March 30, 2012

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


Yours truly,
Peter Lamoureux
President



EVEREST FUND, L.P.
 (An Iowa Limited Partnership)

ACKNOWLEDGEMENT







                   The Everest Fund, L.P.
              (an Iowa Limited Partnership)


                      FINANCIAL REPORT

                   For the Years Ending
            December 31, 2011 and December 31, 2010




                 The Everest Fund, L.P.
              (an Iowa Limited Partnership)


                  Table of Contents




Page(s)

I.	  Report of Independent Registered Public Accounting Firm    1

II.	  Financial Statements

                     Statements of Financial Condition	              2

                     Statements of Operations		              3

                     Statements of Changes in Partners' Capital	      4

                     Statements of Cash Flows			      5

                     Condensed Schedules of Investments		      6

III.	 Notes to the Financial Statements	       	              7-16





             DONAHUE ASSOCIATES, LLC
           Certified Public Accountants



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
The Everest Fund, L.P.
We have audited the accompanying statement of financial condition, including the condensed schedules of investments, of The Everest Fund, L.P. as of December 31, 2011 and December 31, 2010, and the related statements of operations, changes in partners' capital and cash flows each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Everest Fund, L.P. as of December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.



Donahue Associates LLC
Monmouth Beach, New Jersey
March 15, 2012



                      The Everest Fund, L.P.
                  (an Iowa Limited Partnership)
                Statements of Financial Condition
         As of  December 31, 2011  and December 31, 2010




ASSETS                                      2011           2010


Equity in broker trading accounts:

     Cash and cash equivalents            $12,127,486   $14,708,768
     Net unrealized gain (loss) on open
                              contracts       591,296     1,035,839
                                          -----------     -----------
Total equity at broker trading accounts   $12,718,782    $15,744,607


Cash and cash equivalents                  $2,459,727     $1,623,908
   Interest receivable                              0            198
                                          -----------    -----------


Total Assets                              $15,178,509    $17,368,713
                                         ============    ===========



LIABILITIES

     Management fees payable                  $24,925        $28,685
     Incentive fees payable                         0        119,237
     Brokerage commissions & fees payable      69,868         75,486
     Accounts payable & accrued expenses       59,296         82,135
                                          -----------    -----------
Total Liabilities                            $154,089       $305,543




PARTNERS' CAPITAL


Limited partners, Class A shares: 4,576.29
            and 4,504.58 units outstanding  15,024,420    17,063,170
                                           -----------   -----------


Total Liabilities & Partners' Capital      $15,178,509   $17,368,713
                                           ===========   ===========



The accompanying notes are an integral part of these financial statements.


                   The Everest Fund, L.P.
                (an Iowa Limited Partnership)
                   Statements of Operations
        For the Years Ended December 31, 2011 and 2010


Trading gains (losses):                      2011           2010

   Net realized trading gains (losses)    ($344,639)      $4,036,082
   Change in unrealized gains (losses)     (444,543)         883,535
   Brokerage commissions & fees             (46,079)        (41,580)
                                         ------------    ------------
           Net gain (loss) from trading   ($835,261)      $4,878,037


Net investment income:
  Income:
    Interest income                          36,557          54,655
    Dividend income                               0               1
                                         -----------     ------------
       Total income                          $36,557        $54,656


Expenses:
   Management fees- general partner         $979,073       $794,807
   Management fees- advisors                 339,860        285,527
   Advisor incentive fees                    143,073        119,237
   Professional fees                          57,327         94,384
   Administrative expenses                     7,232          4,687
                                         ------------    ------------
          Total administrative expenses    1,526,565      1,298,642
                                         ============    ============



         Net investment income (loss)    (1,490,008)     (1,243,986)
                                         ------------    ------------


Net income (loss)                       ($2,325,269)     $3,634,051
                                        ==============   ============



Net income(loss)per unit of partner interest ($512.12)      $806.75






The accompanying notes are an integral part of these financial statements.



                       The Everest Fund, L.P.
                   (an Iowa Limited Partnership)
            Statement of Changes in Partners' Capital
        For the Years Ended December 31, 2011 and December 31, 2010



                                     Partners'    Units      Net Asset
                                       Equity   Outstanding  Value Per Unit

Partners' equity at December 31,2009 $14,084,535   4,730.89    $2,977.14

              Additions                  870,000     294.30

              Redemptions            (1,516,803)   (520.61)

              Offering costs             (8,613)

              Net income               3,634,051
                                    ------------  -----------


Partners' equity at December 31,2010 $17,063,170   4,504.58    $3,787.96

              Additions                  958,779     397.34

              Redemptions              (662,767)   (325.63)

              Offering costs             (9,493)

              Net loss               (2,325,269)
                                    ------------  ------------


Partners' equity at December 31,2011 $15,024,420   4,576.29    $3,283.10
                                    ============  ============



The accompanying notes are an integral part of these financial statements.


                 The Everest Fund, L.P.
             (an Iowa Limited Partnership)
                Statements of Cash Flows
      For the Years Ended December 31, 2011 and 2010



                                                2011          2010
Cash flows from (for) operating activities
    Net income (loss)                        ($2,325,269)    $3,634,051
 Net changes to reconcile net income (loss)
                               to net cash
 provided (used) by operating activities:
    Unrealized gain (loss) on open contracts      444,543     (885,105)
    Interest receivable                               198       47,754
    Incentive fees payable                      (119,237)      119,237
    Brokerage commissions & fees payable          (5,618)        1,957
    Management fees payable                       (3,760)        5,343
    Accounts payable & accrued expenses          (22,839)       11,906
                                             -------------  -----------
       Net cash provided (used) by operating
                                  activities ($2,031,982)    $2,935,143



Cash flows from (for)  financing activities:
  Partner additions, net of offering costs       $949,286     $861,387
  Redemptions paid                              (662,767)   (1,661,473)
                                             -------------  -----------
       Net cash provided (used) by financing
                                  activities      286,519     (800,086)
                                             -------------  -----------


       Net change in cash & cash equivalent
                                   position  ($1,745,463)    $2,135,057




Cash & cash equivalent balance at January 1st  16,332,676    14,197,619
                                             -------------  -----------


Cash & cash equivalent balance at December31st $14,587,213  $16,332,676
                                             =============  ===========



       Cash & cash equivalents consist of:

          Cash in broker trading accounts      $12,127,486  $14,708,768

Cash & cash equivalents                          2,459,727    1,623,908
                                              ------------   ----------
        Total cash & cash equivalents          $14,587,213  $16,332,676
                                             =============  ===========





The accompanying notes are an integral part of these financial statements.


               The Everest Fund, L.P.
           (an Iowa Limited Partnership)
         Condensed Schedule of Investments
                As of December 31, 2011




                                             Percent of  Gain (Loss)
             Expiration Dates   Number of    Partners'   on Open
                                Contracts    capital     Contracts
                               ----------   -----------  ----------
Long U.S. Futures
Contracts

Interest rates Mar 12 - Sep 12    157         1.31%      $196,358
Agriculture    Mar 12             10          0.00%         (250)
                                            ---------   ---------
  Total Long Futures Contracts                1.31%       196,108
                                            ---------   ---------



Short U.S. Futures
Contracts

Interest rates     Mar 12          4         -0.01%      ($2,070)
Metals         Feb 12 - Mar 12    60          2.29%       343,720
Energy         Mar 12 - Apr 12    55          0.17%        25,835
Agriculture        Mar 12         166         0.30%        45,668
Currencies     Mar 12 - Dec 12    126        -0.26%      (39,013)
Indices            Mar 12          9          0.14%        21,048
                                            ---------   ---------
  Total Short Futures Contracts               2.63%      $395,188
                                            ---------   ---------
Total Futures Contracts                       3.94%      $591,296
                                            =========   =========




The accompanying notes are an integral part of these financial statements.


              The Everest Fund, L.P.
            (an Iowa Limited Partnership)
          Condensed Schedule of Investments
              As of December 31, 2010


                                Percent of  Gain (Loss)
             Expiration Dates   Number of    Partners'   on Open
                                Contracts    capital     Contracts
                               ----------   -----------  ----------
Long U.S. Futures
Contracts

Interest rates    Sep-11          9           0.01%       $1,053
   Metals    Feb 11 - Mar 11     56           3.02%      515,000
   Energy    Mar 11 - Apr 11     50           0.49%       84,126
   Agriculture    Mar-11         230          1.54%      262,745
   Currencies     Mar-11         80           0.87%      147,700
   Indices        Mar-11         16           0.07%       12,211
                                            ---------   ----------
     Total Long Futures Contracts             6.00%     $1,022,835
                                            ---------   ----------
Short U.S. Futures
Contracts

  Interest Rates  Mar-11         118          0.17%      $29,348
  Energy          Apr-11          1          -0.01%      (1,250)
  Currencies  Mar 11 - Dec 11    22          -0.09%     (15,094)
                                            ---------   ----------
     Total Short Futures Contracts            0.07%       13,004
                                            ---------   ----------
Total Futures Contracts                       6.07%     $1,035,839
                                           ==========   ==========



The accompanying notes are an integral part of these financial statements.


            The Everest Fund, L.P.
         (an Iowa Limited Partnership)
       Notes to the Financial Statements
   For the Years Ended December 31, 2011 and December 31, 2010

1.	Organization and Business

The Everest Fund, L.P., (the "Partnership") is a limited partnership organized in June 1988, under the Iowa Uniform Limited Partnership
Act (the "Act") for the purpose of engaging in the speculative trading of commodity futures and options thereon and forward contracts (collectively referred to as "Commodity Interests"). The sole General Partner of the Partnership is Everest Asset Management, Inc. (the "General Partner").

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

Note 2, continued

Cash and Cash Equivalents

Cash equivalents represent short-term highly liquid investments with maturities of 90 days or less at the date of acquisition.

Redemptions Payable

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

Foreign Currency Translation

The Partnership's functional currency is the U.S. dollar, however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated at the prevailing exchange rates as of the date of the statements of financial condition. Gains and losses on investment activity are translated at the prevailing exchange rate on the date of each respective transaction while year-end balances are translated at the year-end currency rates. Realized and unrealized foreign exchange gains or losses are included in trading income in the statements of operations.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based upon the pro rata share of the profits or losses of the Partnership. The Partnership files U.S. federal and state tax returns.

Recent Accounting Pronouncements:

ASU No. 2011-02; A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring ("TDR"). In April, 2011, the FASB issued ASU
No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The adoption of ASU No. 2011-02 will not have a material affect on the Partnership's financial statements.


Note 2, continued

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Reporting Financial Standards (IFRS).The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.


3.  Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Financial Accounting Standards Board has defined a hierarchy for fair value measurements. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to
unobservable inputs (Level 3).   The three levels of the fair value
hierarchy are described below:

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


Note 3, continued

The table below demonstrates the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011and December 31, 2010:



                                Level 1       Level 2     Level 3
Assets at December 31, 2011:

Open positions in futures and
             option contracts  $591,296
                              ----------   ----------   ---------

Total assets at fair value     $591,296        $0          $0
                              ==========   ==========   ==========




                                Level 1       Level 2     Level 3
Assets at December 31, 2010:


Open positions in futures and
             option contracts  $1,035,839
                               ----------   ----------   ---------

Total assets at fair value     $1,035,839       $0          $0
                              ===========   ==========   ==========




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





Fair Value of Derivative Instruments



                                                         2011      2010
Speculative Instruments    Location- Statement of    Fair Value  Fair Value
                             Financial Condition
                          -----------------------    ----------  ----------
Futures Contracts       Net unrealized gain (loss)
                              on open contracts      $591,296   $1,035,839




                                                         2011       2010
Speculative Instruments   Location- Statement        Fair Value   Fair Value
                              of Operations
                          ----------------------     ----------   ----------
Futures Contracts Net realized trading gains(losses) ($344,639) $4,036,082 Futures Contracts Change in unrealized gains(losses) ($444,543) $883,535



Note 3, continued





In the normal course of business, the Partnership utilizes derivative contracts, such as futures and option contracts, in connection with its trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Partnership's derivative activities are classified by the following primary underlying risks: interest rate, foreign currency exchange rate, and commodity price risks. At December 31, 2011, the volume of the Partnership's derivative activities based on their notional amounts categorized by primary underlying risk is as follows.




                              Long             Short
Primary underlying risk:      Exposure         Exposure

 Interest Rate                $276,761         $71,441,185

 Foreign Currency             1,450,461         51,166,493

 Commodity Price                323,250         31,487,038
                           --------------     -------------

 Totals                      $2,050,472       $154,094,717
                          ===============     =============







The Partnership is subject to these risks in the normal course of its investment objectives. The Partnership uses futures and option contracts to gain exposure to, or hedge against, changes in the value of commodities, interest rates, or foreign currencies. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. Option contracts entered into give the Partnership the right, but not the obligation, to buy or sell within a limited period of time, a futures contract at a contracted price.

The purchase and sale of futures and options contracts requires margin deposits with the clearing futures commission merchant (FCM) equal to a certain percentage of the total contract amount. Subsequent payments are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract. These daily gains or losses are recognized by the Partnership in the statement of operations.


4.  Limited Partner Agreement

The Limited Partners and General Partner share in the profits and losses of the Partnership in proportion to the number of units or unit equivalents held by each. However, no Limited Partner is liable for obligations of the Partnership in excess of their capital contribution and profits. Distributions of profits are made solely at the discretion of the General Partner.

Responsibility for managing the Partnership is vested solely in the General Partner. The General Partner has delegated complete trading authority to an unrelated party (see Note 5).


Note 4, continued

Limited Partners may cause any or all of their Class A units to be redeemed as of the end of any month at the month end net asset value on fifteen days' prior written notice to the general partner, or such lesser period as is acceptable to the Partnership. Although the Partnership Agreement does not permit redemptions for the first six months following a Limited Partner's admission to the Partnership, the Agreement does permit the Partnership to declare additional regular redemption dates.

The Partnership will be dissolved on December 31, 2020, or upon the occurrence of certain events, as specified in the Partnership agreement.

5.  Agreements and Related Party Transactions

John W. Henry & Company, Inc. (JWH) serves as the Partnership's commodity trading advisor. JWH receives a monthly management fee equal to 0.167% (2% annually) of the Partnership's month-end net asse t value, as defined, and a quarterly incentive fee of 20% of the Partnership's new net trading profits, as defined. The incentive fee is retained by JWH even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

Effective November 2003, the General Partner charges the Partnership a monthly management fee equal to 0.50% (6% annually) of the Partnership's Class A beginning-of-month net asset value.

The Partnership's clearing FCM is Newedge USA, LLC (Newedge), a company headquartered in Chicago, Illinois and an FCM registered with the Commodity Futures Trading Commission (CFTC). Newedge charges the Partnership a brokerage commission rate of between $5.80 to $10.70 per round-turn trade, plus applicable exchange fees, give up fees and other fees for futures contracts and options contracts executed on registered domestic and foreign exchanges. For trades on certain foreign exchanges, the rates may be higher.

The Partnership earns interest on 95% of the Partnership's average monthly cash balance on deposit with Newedge at a rate equal to the average 91-day Treasury Bill rate for US Treasury Bills issued during that month.

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM"). At December 31, 2011 and December 31, 2010 approximately 79% and 86%, respectively, of the Partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25%
(.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.


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

The purchase and sale of futures and options requires margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value the Partnership holds. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities. A customer's cash and other property such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM's segregation requirements. In the event of an FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than an FCM backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk. The Partnership trades only with those counterparties that it believes to be creditworthy. All positions of thePartnership are valued each day on a mark-to-market basis. There can be no assurance a counterparty will be able to meet its obligations to the Partnership.


Note 6, continued


The unrealized gain (loss) on open futures and forward contracts is comprised of the following:



                                               2011
                                 ----------------------------------
                                 Futures     Forwards      Total
                                ---------   ----------   ----------

Gross unrealized gains          $196,358     $436,271     $632,629

Gross unrealized losses             (250)     (41,083)     (41,333)
                               -----------  ----------  -----------
Net unrealized gains (losses)   $196,108     $395,188     $591,296
                               ===========  ==========  ===========





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
                               ===========  ==========  ===========




The Partnership's policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, the Partnership has a policy of reviewing the credit standing of each FCM or counter party with which it conducts business.

The limited partners bear the risk of loss only to the extent of the net asset value of their Partnership units.



7.  Financial Highlights

The following financial highlights show the Partnership's financial performance for the years ended December 31, 2011 and December 31, 2010.



                                             2011      2010
                                            Class A   Class A


Total return before distributions          (13.33)    27.23%
                                           ========  ========
Ratio to average net assets:

Management fees                              5.78%     7.62%
Incentive fees                               0.85%     0.84%
Other expenses                               2.39%     0.70%
                                           --------  --------
Total expenses                               9.02%     9.16%
                                           ========  =========











Total return is calculated for all partners throughout the year.
An individual partner's return may vary from these Partnership returns based on the timing of unit transactions.


8. Concentrations of Credit

The Partnership has a significant amount of its assets on deposit with the clearing FCM, which are not insured. In the event of the insolvency of the clearing FCM, recovery of the Partnership's assets may be limited to a pro rata share of available funds.

The Partnership may, from time to time, have deposits at banks that are in excess of insured amounts.


9. Subsequent Events
The Partnership has made a review of material subsequent events from December 31, 2011 through the date of this report and found no material subsequent events reportable during this period.




