Form 10-Q
period 2012-03-31
EVEREST FUND L P
filed 2012-05-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                   3

Statements of Financial Condition                              3
March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

Condensed Schedule of Investments                              4
March 31, 2012 (Unaudited)

Condensed Schedule of Investments                              5
December 31, 2011 (Audited)

Statements of Operations                                      5-6
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)  6-7
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011 (Unaudited) 7-8

Notes to Financial Statements March 31, 2012                   8

Item 2.    Management's Discussion and Analysis of Financial   18
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about      20
                                              Market Risk

Item 4.    Controls and Procedures	                       21

Part II:	Other Information                              21

Item 1.	   Legal Proceedings                                   21

Item 1A.	Risk Factors	                               21

Item 2.      Unregistered Sales of Equity Securities and Use   21
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                       22

Item 4. Submission of Matters to a Vote of Security Holders    22

Item 5. 	Other Information	                       22

Item 6. 	Exhibits	                               22

PART I.  FINANCIAL INFORMATION
Item 1 Financial Statements

Following are Financial Statements for the three months ended March 31, 2012



                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
	March 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011 (AUDITED)

                                              UNAUDITED     AUDITED
                                           March 31, 2012   DECEMBER 31, 2011
                                        -----------------   -----------------
                            ASSETS
Cash and cash equivalents                    $10,417,211      $12,127,485
Equity in broker trading accounts:
   Cash and cash equivalents                   2,041,043        2,459,727
   Net unrealized trading gains(losses)
                            on open contracts    (42,465)         591,296
Interest receivable                                   79             (100)
                                        -----------------   ----------------
      TOTAL ASSETS                           $12,415,868      $15,178,408
                                          ===============   ================
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                           $42,000         $      0
   Management fee payable                         20,491           24,925
   Brokerage commissions and fees payable         57,911           69,868
   Incentive fee payable		               0                0
   Accounts payable & accrued expenses            63,158           59,195
                                              -----------      ------------
      TOTAL LIABILITIES                          183,561          153,989
                                              -----------      ------------

PARTNERS' CAPITAL

   Limited partners, A Shares (4,487.08148
and 4,576.28727 units outstanding)            12,232,307       15,024,419
                                            -------------      ------------
      TOTAL PARTNERS' CAPITAL                 17,861,265       15,024,419
                                            -------------      ------------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                             $12,415,868      $15,178,408
                                            =============      ============

The accompanying notes are an integral part of this statement.

                                EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2012
		                   UNAUDITED

                               EXPIRATION   NUMBER OF   MARKET        % OF PARTNERS'
                                    DATES   CONTRACTS   VALUE (OTE)    CAPITAL
                         ----------------   ---------  ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates           Jun 12 - Dec 12       79        $ 20,026        0.16%
Energy			 Jun 12 - Jul 12       59	  (99,804)	-0.82%
Agriculture              May 12               119         184,541        1.51%
Currencies               Jun 12                37          12,175        0.10%
Indices			 Jun 12	               20          95,973        0.78%
                                        -----------      ----------    ----------
Total long positions                                      212,911        1.74%

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	          Jun 12               56          (70,801)      -0.58%
Metals			  May 12 - Jun 12      45	   (31,050)      -0.25%
Energy			  Jul 12               12	    10,800	  0.09%
Agriculture		  May 12	       74	   (85,350)      -0.70%
Currencies        	  Jun 12               52          (78,975)      -0.65%
                                        -----------     ----------     -----------
   Total short positions                                  (255,376)      -2.09%
                                                       -----------     -----------
TOTAL OPEN CONTRACTS                                       (42,465)      -0.35%
                                                       ===========     ===========

The accompanying notes are an integral part of this statement.

                     THE EVEREST FUND, L.P.
                  (an Iowa Limited Partnership)
                CONDENSED SCHEDULE OF INVESTMENTS
                            December 31, 2011
                               AUDITED
                                                                    Unrealized
                                                                    % of(Loss)
                          Expiration    Number         Partners'    On Open
                             Date     of Contracts     Capital      Contracts
                          ________    ____________    _________    ___________
Long U.S. Futures Contracts
  Interest rates         Mar 12 - Sep 12    157           1.31%        $196,358
  Agriculture            Mar 12              10           0.00%           (250)
                                                     ----------       ----------
    Total Long Futures Contracts                          1.31 %        196,108
                                                     ----------       ----------
Short U.S. Futures Contracts
   Interest rates        Mar 12               4          -0.01%         ($2,070)
   Metals                Feb 12 - Mar 12     60           2.29%         343,720
   Energy                Mar 12 - Apr 12     55           0.17%          25,835
   Agriculture           Mar 12             166           0.30%          45,668
   Currencies            Mar 12 -  Dec 12   126          -0.26%         (39,013)
   Indices               Mar 12               9           0.14%          21,047
                                                     ----------       ----------
   Total Short Futures Contracts                          2.63 %       $395,188
                                                     ----------       ----------
Total Futures Contracts                                   3.94 %       $591,296
                                                     ==========       ==========
The accompanying notes are an integral part of these financial statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED March 31, 2012 AND 2011
				   UNAUDITED

                                          THREE MONTHS ENDED     THREE MONTHS ENDED
				           March 31, 2012        March 31, 2011
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                       $(1,630,600)              $1,001,785
Change in net unrealized trading gain
  (loss) on open contracts                      (633,761) 	          72,939
Net foreign currency translation loss                550  	          (8,425)
Brokerage Commissions                            (13,411)  	         (11,245)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                  (2,277,223)               1,055,055

Interest income, net of cash management fees       9,633    	            9,848
                                            ----------------    -------------------
   TOTAL INCOME 	                      (2,267,590)               1,064,903
                                            ----------------    -------------------
EXPENSES:
   General partner management fees             190,641    	        250,635
   Advisor Management fees                      63,888      	         89,053
   Incentive fees			             0                  143,073
   Professional fees                            19,015                   10,794
   Administrative expenses                         566                    1,962
                                            ----------------    -------------------
   TOTAL EXPENSES                              274,110    	        495,516
                                            ----------------    -------------------
NET INCOME 	                           $(2,541,700)                 $569,387
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD         $(556.99)                 $126.50
                                            ================    ===================


The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED March 31, 2012
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES            TOTAL
                            ----------   ----------------  ------------
BALANCES, January 1, 2012    4,576.29      15,024,419        15,024,419
Additional Units Sold           29.26          83,776            83,776
Redemptions                   (118.47)       (333,359)        (333,359)
Less Offering Costs             --               (829)            (829)
Net profit (Loss)               -- 	   (2,541,700)      (2,541,700)
                           -----------   ---------------   -------------
BALANCES, MARCH 31,2012    4,487.0815     $12,232,307       $12,232,307
                           ===========   ===============   =============

Net asset value per unit,
   January 1, 2012		    $3,283.10
Net profit (loss) per unit            (556.99)
                                 ------------
Net asset value per unit
   MARCH 31, 2012                   $2,726.12
                                 ============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED March 31, 2012 AND 2011
				  UNAUDITED

<CAPTI
                                             THREE MONTHS ENDED     THREE MONTHS ENDED
                                               March 31, 2012           March 31, 2011
                                      ---------------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $(2,541,700)          $(2,325,271)
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:
         Unrealized gain or loss on open commodity
                             futures contracts          633,761                444,543
      Decrease (increase) in interest receivable          (179)                    298
      (Decrease) increase in incentive fees payable         0                (119,237)
      (Decrease) increase in management fees payable    (4,434)                (5,618)
      (Decrease)increase in Broker commissions &
                              fees payable             (11,957)	               (3,760)
     (Decrease) increase in other accrued expenses        3,963               (22,939)
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  (1,920,546)           (2,031,982)
                                                 ----------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                     (291,359)             (662,767)
   Partner addition of units,net of offering costs       82,947                949,286
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (208,412)               286,519
                                                 ----------------   --------------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS  (2,128,958)           (1,745,464)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD     14,587,212            16,332,676
                                                 ----------------   --------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD          $12,458,254           $14,587,212
                                                 ================   ====================
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts                $2,041,043             $2,459,727
     Cash and cash equivalents                       10,417,211             12,127,485
                                                 -----------------  --------------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS     $12,458,254            $14,587,212
                                                 =================  ====================

The accompanying notes are an integral part of these statements

			EVEREST FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS
                        March 31, 2012



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


Recently adopted accounting pronouncements
ASU No. 2011-02; A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring ("TDR"). In April, 2011, the FASB issued ASU
No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The adoption of ASU No. 2011-02 will not have a material affect on the Partnership's financial statements.



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



Effective January 1, 2009 the Partnership adopted SFAS No. 161,
Disclosure about Derivative Instruments and Hedging Activities.(See note 6)


(3)	FAIR VALUE  OF FINANCIAL INSTRUMENTS
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


The table below demonstrates the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and March 31, 2011:

                                     Level 1        Level 2      Level 3
Assets at March 31,2012:
Open positions in futures and
             option contracts       $(42,465)
                                    ----------     ----------    ---------
Total assets at fair value          $(42,465)          $0            $0
                                    ==========     ==========    ==========


                                     Level 1        Level 2       Level 3
Assets at March 31, 2011:
Open positions in futures and
             option contracts       $1,108,779
                                    ----------     ----------    ---------
Total assets at fair value          $1,108,779        $0             $0
                                   ===========     ==========    ==========


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

Fair Value of Derivative Instruments

                                                                  2012         2011
Speculative Instruments   Location- Statement of Financial    Fair Value   Fair Value
                                             Condition
______________________    ________________________________    __________   ___________
Futures Contracts       Net unrealized gain (loss)
                                          on open contracts    $(42,465)    $1,108,769


                                                                  2012          2011
Speculative Instruments   Location- Statement of Operations    Fair Value   Fair Value
_______________________   _________________________________   ____________  __________
Futures Contracts       Net realized trading gains(losses)    ($1,630,600)  $1,001,785
Futures Contracts       Change in unrealized gains(losses)      ($633,761)     $72,939



Asset Derivatives
                    Balance Sheet
                    Location                          Fair Value      #of contracts
                  _____________________              ____________     _____________
Agricultural
   Net unrealized trading gains on open contracts       184,541           119
Currencies
   Net unrealized trading gains on open contracts        12,175            37
Energy
   Net unrealized trading gains on open contracts       (99,804)           59
Metals
   Net unrealized trading gains on open contracts             0             0
Interest rates
   Net unrealized trading gains on open contracts        20,026            79
Indices
   Net unrealized trading gains on open contracts        95,973            20
                                                     ============     ===========
                                                        212,911           314




Liability Derivatives
                Balance Sheet Location
                                                      Fair Value     #of contracts    Net
                                                    _____________   ______________  _______
Agricultural
    Net unrealized trading gains on open contracts     (85,350)           74         99,191
Currencies
    Net unrealized trading gains on open contracts      (78,975)          52        (66,800)
Energy
    Net unrealized trading gains on open contracts       10,800           12        (89,004)
Metals
    Net unrealized trading gains on open contracts      (31,050)          45        (31,050)
Interest rates
    Net unrealized trading gains on open contracts      (70,801)          56        (50,775)
Indices
    Net unrealized trading gains on open contracts         0               0         95,973
                                                     ============    ==========    =========
                                                       (255,376)         239        (42,465)




Trading Revenue for the Three Months Ended March 31, 2012
Line Item in Income Statement

Realized                    (1,630,050)
Change in unrealized          (633,761)
                            ===========
                            (2,263,811)

Includes net foreign currency translation gain(loss)


Trading Revenue for the Three Months Ended March 31, 2011
Line Item in Income Statement


 Realized                      982,115
 Change in unrealized           72,939
                             ===========
                             1,055,055

Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold
Three months ended March 31, 2012
Total                        (1,630,050)
                             ============
3 month average                (543,350)

Total average of futures contracts bought and sold
Three months ended March 31, 2011

Total                            982,115
                              ===============
3 month average                  327,372

For the three months ended March 31, 2012, the monthly average of futures contracts bought and sold was approximately (543,350).


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

(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the three months ended March 31, 2012 and March 31, 2011.

                                     March 31, 2012     March 31, 2011
                                ---------------------  -----------------
                                        Class A               Class A
                                 --------------------  -----------------
Total return before distributions*      (16.97)%               3.34%
                                      ===============    ===============
Ratio to average net assets:
      Net investment Income (loss)**     (7.98)%              (2.77)%
                                      ===============    ===============
      Management fees                      1.44%                1.93%
      Incentive fees                       0.00%                0.81%
      Other expenses                       0.63%                0.07%
                                      ---------------    ---------------
      Total expenses**                     2.07%                2.82%
                                      ===============    ===============

*Not annualized
**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of March 31, 2012, the statements of operations for the three months ended March 31, 2012 and 2011, the statements of cash flows and changes in partners' capital (net asset value) for the three months ended March 31, 2012 and 2011 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2012, results of operations for the three months ended March 31, 2012 and 2011, cash flows and changes in partners' capital (net asset value) for the three months ended March 31, 2012 and 2011. The results of operations for the full three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form
10-k as filed with the Securities and Exchange Commission.



 Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operation

Each months ended March 31, 2012 compared to each months ended
March 31, 2011.

Class A Units were negative 13.32% in January 2012 resulting in a Net Asset Value per unit of $2,845.95 as of January 31, 2012. Class A Units were positive 1.40% in January 2011 resulting in a Net Asset Value per unit of $3,841.11 as of January 31, 2011.

The New Year started on a decidedly negative note for the Fund as performance declined in January. All six sectors of the portfolio posted negative returns with the largest losses coming from the metals sector. There was no dominant or clear theme running through the markets in January that easily explains the Fund's returns. The interest rate sector was the best performing sector in the Fund for the month. The foreign exchange markets were more difficult to trade in January as the Fund suffered from significant reversals across the sector during the month. The stock market was slightly unprofitable as gains from positions in U.S. equity index futures were insufficient to offset losses from positions in the Nikkei and European index futures. The largest losses came from the metals sector and from positions in gold and silver. Gold and silver ended 2011 in clear down trends with closing prices near multi-month lows. The energy sector was unprofitable as gains from positions in natural gas could not offset losses from petroleum products. Agricultural commodities were also unprofitable for the month with all markets in the sector detracting from performance.
The month was filled with radical trend reversals in many markets that have previously provided excellent returns and portfolio protection for our investors. Fund's portfolios have been structured to provide investors with a broad exposure to historically uncorrelated markets and market sectors that have an opportunity to enhance the risk and return profiles of their overall investment portfolios.


Class A Units were negative 0.66% in February 2012 resulting in a Net Asset Value per unit of $2,827.04 as of February 29, 2012. Class A Units were positive 3.09% in February 2011 resulting in a Net Asset Value per unit of $3,959.69 as of February 28, 2011.

After a tumultuous start to the year, the Fund's performance stabilized in February. This period of relative quiet reflected a less volatile market environment for many of the sectors traded in the Fund. Global equity prices rose while registering lower levels of volatility. The energy sector was one area where there continues to be a high level of uncertainty. The Fund was able to profit as energy prices rose. Gains from positions in energy, indices and currencies helped reduce the losses in the other sectors resulting in a minimal loss for the Fund. The currency sector was profitable for February as positions in the Japanese yen paced gains. Gains from positions in the yen more than offset small net losses from trading in European currencies. The rally in global stock prices propelled performance in the equity sector in the latest period. Positions in the Japanese Nikkei 225 were the most profitable in the sector. Positions in the metal sector were unprofitable in February as the listless trading conditions that prevailed for most of the month were upset in a one day shock on the last trading day of the month. Gold trended higher on low volatility for most of February, while it generally followed the path of stocks. The energy sector was profitable in February as crude oil prices moved higher and traded over $100 per barrel for most of the month. Positions in all energy markets were profitable in February. The agricultural sector was unprofitable as gains from positions in the cotton market were unable to offset losses in other parts of the sector.
There was an absence of trends across the balance of the sector with generally lower levels of volatility. After a difficult start to the year, a period of calm has come across many of the market sectors in the Fund amid lower levels of volatility.


Class A Units were negative 3.57% in March 2012 resulting in a Net Asset Value per unit of $2,726.12 as of March 31, 2012. Class A Units were negative 1.14% in March 2011 resulting in a Net Asset Value per unit of $3,914.46 as of March 31, 2011.

The Fund declined in March as the markets closed out the first Quarter in a decidedly quiet tone. The interest rate sector was the worst-performing sector in the Fund in March as the long run move in bond prices may have ended. The currency sector was essentially flat as gains from positions in the Japanese yen nearly offset losses from trading in European currencies as exchange rate flows generally tracked the changes in market risk sentiment.
Trading in equities was predictably profitable given the underlying state of the markets as positions in the Nikkei 225 led the way. Trading in metals was unprofitable in March as meaningful losses in silver more than offset small gains from trading in gold. While the rally in crude oil prices lost some momentum in March, the energy sector was nevertheless still profitable as sector leadership rotated to the natural gas market. In the petroleum complex, small gains in crude oil and London gas oil offset small losses from positions in heating oil. The agricultural sector was slightly unprofitable in March as gains from positions in soybeans and coffee were unable to offset losses in other parts of the sector. Unfortunately, soybeans were the only strong trend in the sector as most other markets lacked direction.


Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2011.

Item 4.			Controls and Procedures

As of March 31, 2012 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.


                      Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.


 Item 1A.	Risk Factors

There has been no material change with respect to risk factors since the "Risk Factors" were disclosed in the Form 10K of the Partnership dated December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds



RECENT SALES OF UNREGISTERED SECURITIES A UNITS

                    Three months             Three months
                  ended March 31, 2012     ended March31,2011

Units Sold              29.26                     64.76

Value of Units Sold    $83,777                  $256,010


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

                                EVEREST FUND, L.P.
Date: May 15, 2012     By:  Everest Asset Management, Inc.,
                                                    its General Partner
				          By:__/s/ Peter
Lamoureux_______________________________
					        Peter Lamoureux
					        President
32