Form 10-Q
period 2012-06-30
EVEREST FUND L P
filed 2012-08-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                   2

Statements of Financial Condition                              2
June 30, 2012 (Unaudited) and December 31, 2011 (Audited)

Condensed Schedule of Investments                              3
June 30, 2012 (Unaudited)

Condensed Schedule of Investments                              4
December 31, 2011 (Audited)

Statements of Operations                                      5-6
For the Three and Six  Months Ended June , 2012 and 2011 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)  6-7
For the Six  Months Ended June 30, 2012 and 2011 (Unaudited)

Statements of Cash Flows
For the six Months Ended June 30, 2012 and 2011 (Unaudited)   8-9

Notes to Financial Statements June 30, 2012                    9

Item 2.    Management's Discussion and Analysis of Financial   17
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about      20
                                              Market Risk

Item 4.    Controls and Procedures	                       20

Part II:	Other Information                              21

Item 1.	   Legal Proceedings                                   21

Item 1A.	Risk Factors	                               21

Item 2.      Unregistered Sales of Equity Securities and Use   21
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                       21

Item 4. Submission of Matters to a Vote of Security Holders    21

Item 5. 	Other Information	                       21

Item 6. 	Exhibits	                               21

PART I.  FINANCIAL INFORMATION
Item 1 Financial Statements

Following are Financial Statements for the three months ended June 30, 2012



                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
	June 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011 (AUDITED)


                                              UNAUDITED     AUDITED
                                           June 30, 2012   DECEMBER 31, 2011
                                        -----------------   -----------------
                            ASSETS
Cash and cash equivalents                    $10,686,801      $12,127,485
Equity in broker trading accounts:
   Cash and cash equivalents                   2,096,288        2,459,727
   Net unrealized trading gains(losses)
                            on open contracts   (202,403)         591,296
Interest receivable                                1,012             (100)
                                        -----------------   ----------------
      TOTAL ASSETS                           $12,581,697      $15,178,408
                                          ===============   ================
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                           $20,822         $      0
   Management fee payable                         20,690           24,925
   Brokerage commissions and fees payable         61,791           69,868
   Incentive fee payable		               0                0
   O&O Payable                                       594                0
   Accounts payable & accrued expenses            45,716           59,195
                                              -----------      ------------
      TOTAL LIABILITIES                          149,613          153,989
                                              -----------      ------------

PARTNERS' CAPITAL

   Limited partners, A Shares (4,533.49069
and 4,576.28727 units outstanding)            12,432,085       15,024,419
                                            -------------      ------------
      TOTAL PARTNERS' CAPITAL                 12,432,085       15,024,419
                                            -------------      ------------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                             $12,581,697      $15,178,408
                                            =============     =============

The accompanying notes are an integral part of this statement.

                                EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 June 30, 2012
		                   UNAUDITED

                               EXPIRATION   NUMBER OF   MARKET        % OF PARTNERS'
                                    DATES   CONTRACTS   VALUE (OTE)    CAPITAL
                         ----------------   ---------  ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates           Sep 12 - Mar 13       236        $ 96,146        0.77%
Agriculture              Nov 12 - Dec 12        80          84,788        0.68%
Currencies               Jun 13                136          (1,288)      -0.01%
Indices			 Sep 12	                24          (2,040)      -0.016%

Forward Positions
Currencies                                                   6,340        0.05%
                                        -----------      ----------    ----------
Total long positions                                       183,947        1.48%

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	          Sep 12               36          (53,752)      -0.43%
Metals			  Aug 12 - Sep 12      40	    39,303        0.32%
Energy			  Sep 12 - Oct 12      51	   (86,835)	 -0.70%
Agriculture		  Sep 12 - Dec 12      59	   (73,744)      -0.59%
Currencies        	  Sep 12               74          (44,738)      -0.36%
Indices                   Sep 12               28          (92,809)      -0.75%

Forward Positions
Currencies                                                  (73,775)     -0.59%
                                        -----------     ------------    ----------
   Total short positions                                   (386,350)     -3.11%
                                                        -----------     ----------
TOTAL OPEN CONTRACTS                                       (202,043)     -1.63%
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
                            December 31, 2011
                               AUDITED
                                                                    Unrealized
                                                                    % of(Loss)
                          Expiration    Number         Partners'    On Open
                             Date     of Contracts     Capital      Contracts
                          ________    ____________    _________    _____________
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

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED June 30, 2012 AND 2011
				   UNAUDITED

                                          THREE MONTHS ENDED     THREE MONTHS ENDED
				           June 30, 2012            June 30, 2011
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                          $554,239               $(444,551)
Change in net unrealized trading gain
  (loss) on open contracts                      (159,956) 	      (1,037,289)
Net foreign currency translation loss             77,562  	           1,909
Brokerage Commissions                            (17,102)  	         (12,066)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                     454,742              (1,491,997)

Interest income, net of cash management fees       9,092    	           9,583
                                            ----------------    -------------------
   TOTAL INCOME(LOSS) 	                         463,835              (1,482,414)
                                            ----------------    -------------------
EXPENSES:
   General partner management fees               173,157    	         257,460
   Advisor Management fees                        63,871      	          87,480
   Incentive fees			             0                        0
   Professional fees                              16,855                  12,654
   Administrative expenses                         2,931                   1,528
                                            ----------------    -------------------
   TOTAL EXPENSES                                256,815    	         359,122
                                            ----------------    -------------------
NET INCOME(LOSS)	                        $207,020             $(1,841,536)
                                            ================    ===================
NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD           $46.51               $(1,253.40)
                                            ================    ===================


The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED June 30, 2012 AND 2011
				   UNAUDITED

                                          SIX MONTHS ENDED       SIX MONTHS ENDED
				           June 30, 2012           June 30, 2011
                                        --------------------    ------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                       $(1,076,362)               $557,233
Change in net unrealized trading gain
  (loss) on open contracts                      (793,717) 	        (964,349)
Net foreign currency translation loss             78,112  	          (6,516)
Brokerage Commissions                            (30,514)  	         (23,310)
                                        --------------------    ------------------
   NET TRADING INCOME (LOSS)                  (1,822,480)               (436,942)

Interest income, net of cash management fees      18,725    	          19,431
                                            ----------------    ------------------
   TOTAL INCOME (LOSS) 	                      (1,803,755)               (417,511)
                                            ----------------    ------------------
EXPENSES:
   General partner management fees               363,798    	         508,095
   Advisor Management fees                       127,759      	         176,533
   Incentive fees			             0                   143,073
   Professional fees                              35,870                  23,447
   Administrative expenses                         3,498                   3,490
                                            ----------------    ------------------
   TOTAL EXPENSES                                530,925    	         854,638
                                            ----------------    ------------------
NET INCOME (LOSS)	                     $(2,334,680)            $(1,272,149)
                                            ================    ==================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD        $(510.48)                $(273.53)
                                            ================    ==================


The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE SIX MONTHS ENDED JUNE 30, 2012
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES            TOTAL
                            ----------   ----------------  ------------
BALANCES, January 1, 2012    4,576.29      15,024,419       15,024,419
Additional Units Sold           54.52         155,777          155,777
Redemptions                   (146.94)       (411,888)        (411,888)
Less Offering Costs             --             (1,542)          (1,542)
Net profit (Loss)               -- 	   (2,334,681)      (2,334,681)
                           -----------   ---------------   -------------
BALANCES, JUNE 30,2012       4,483.865    $12,432,085      $12,432,085
                           ===========   ===============   =============

Net asset value per unit,
   January 1, 2012		    $3,283.10
Net profit (loss) per unit            (510.48)
                                 --------------
Net asset value per unit
   JUNE 30, 2012                    $2,772.627
                                 ==============


The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
				  UNAUDITED

<CAPTI
                                             SIX MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30, 2012           JUNE 30, 2011
                                      ---------------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $(2,334,680)          $(1,272,149)
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:
         Unrealized gain or loss on open commodity
                             futures contracts          793,699                964,349
      Decrease (increase) in interest receivable          (1,112)                  140
      (Decrease) increase in incentive fees payable         0                (119,237)
      (Decrease) increase in management fees payable    (4,235)                (1,784)
      (Decrease)increase in Broker commissions &
                              fees payable              (8,077)	                3,511
      (Decrease) increase in O&O Expense                   594                    248
     (Decrease) increase in other accrued expenses      (13,479)              (23,123)
                                                 ----------------   -------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  (1,567,290)             (448,045)
                                                 ----------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                     (391,067)              (61,692)
   Partner addition of units,net of offering costs      154,235               408,921
                                                 ----------------   -------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (236,832)              347,229
                                                 ----------------   -------------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS  (1,804,122)             (100,816)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD     14,587,212           16,332,676
                                                 ----------------   -------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD          $12,783,089          $16,231,859
                                                 ================   ===================
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts                $2,096,288             $1,156,906
     Cash and cash equivalents                       10,686,801             15,074,953
                                                 -----------------  --------------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS     $12,783,089            $16,231,859
                                                 =================  ====================

The accompanying notes are an integral part of these statements

			EVEREST FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS
                        June 30, 2012



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


On June 12, 2012 The Everest Fund, L.P. has dismissed its Futures Clearing Firm Newede USA, LLC. Newedge USA, LLC served as the Fund's clearing broker from October 13, 2005 through June 2012. On June12, 2012 they were replaced with R.J. O'Brein and Associates, LLC (RJO), 222 South Riverside Plaza, Suite 900, Chicago, Illinois 60606. The decision to change clearing brokers was recommended and approved by the board of directors.

Currently, R.J. O'Brien and Associates, LLC ("RJO") serves as the Fund's clearing broker to execute and clear Fund's futures and equities transactions and provide other brokerage-related services. RJO Professional FX is a division of RJO. RJO Professional FX may execute foreign exchange or other over the counter transaction with the Fund as principal. RJO is a subsidiary of R.J. O'Brien Holdings Corporation. RJO is registered with the U.S. Commodity Futures Trading Commission ("CFTC") as a Futures Commission Merchant ("FCM") and is a member of the National Futures Association ("NFA") in several capacities, including as a Forex Dealer Member ("FDM") and is a member of certain principal U.S. contracts markets. RJO is a full clearing member of the CME Group, the IntercontinentalExchange, NYSE Liffe U.C., and the CBOE Futures Exchange ("CFE").
There have been no material administrative, civil or criminal action brought, pending or concluded against RJO in the past five years.
There were no disagreements with the former clearing broker on any matter of accounting principles or practices, or procedures or compliance with the applicable rules of the Commission during the most recent fiscal year and any subsequent interim periods. The move is necessitated by the desire for more efficient trading and execution, and better back office support.




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


The table below demonstrates the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30 31, 2012 and June 30, 2011:

                                     Level 1        Level 2      Level 3
Assets at June 30,2012:
Open positions in futures and
             option contracts       $(202,403)
                                    ----------     ----------    ---------
Total assets at fair value          $(202,403)          $0            $0
                                    ==========     ==========    =========


                                     Level 1        Level 2       Level 3
Assets at June 30, 2011:
Open positions in futures and
             option contracts       $71,490
                                    ----------     ----------    ---------
Total assets at fair value          $71,490            $0             $0
                                   ===========     ==========    =========


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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM''). At June 30, 2012 and 2011 Approximately 99.80% and 99.86 %, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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

Fair Value of Derivative Instruments

                                                                2012          2011
Speculative Instruments   Location- Statement of Financial    Fair Value   Fair Value
                                                                           Condition
______________________    ________________________________    __________   __________
Futures Contracts       Net unrealized gain (loss)
                                          on open contracts  $(202,403)     $71,490


                                                                 2012         2011
Speculative Instruments   Location- Statement of Operations    Fair Value   Fair Value
_______________________   _________________________________   ____________  _________
Futures Contracts       Net realized trading gains(losses)    ($1,076,362)  $557,233
Futures Contracts       Change in unrealized gains(losses)    ($793,717)    $(964,349)



Asset Derivatives
                    Balance Sheet
                    Location                          Fair Value     #of contracts
                  _____________________              ____________    _____________
Agricultural
   Net unrealized trading gains on open contracts       84,788           80
Currencies
   Net unrealized trading gains on open contracts       (1,288)          136
Energy
   Net unrealized trading gains on open contracts          0              0
Metals
   Net unrealized trading gains on open contracts          0              0
Interest rates
   Net unrealized trading gains on open contracts       96,146           236
Indices
   Net unrealized trading gains on open contracts       (2,040)          24
Currency Forwards
  Net unrealized trading gains on open contracts         6,340
                                                     ============     ===========
                                                       183,947           476




Liability Derivatives
                Balance Sheet Location
                                                      Fair Value     #of contracts    Net
                                                    _____________   ______________  _______
Agricultural
    Net unrealized trading gains on open contracts     (73,744)           59         11,044
Currencies
    Net unrealized trading gains on open contracts     (44,738)           74        (46,026)
Energy
    Net unrealized trading gains on open contracts     (86,835)           51        (86,835)
Metals
    Net unrealized trading gains on open contracts      39,303            40        (39,303)
Interest rates
    Net unrealized trading gains on open contracts     (53,752)           36        (42,394)
Indices
    Net unrealized trading gains on open contracts     (92,809)           28        (94,849)
Currency Forwards
   Net unrealized trading gains on open contracts      (73,775)                     (67,435)
                                                      ============    ==========   =========
                                                      (386,350)           288      (202,403)




Trading Revenue for the Six Months Ended June 30, 2012
Line Item in Income Statement

Realized                             (1,028,763)
Change in unrealized                   (793,717)
                                     ===========
                                     (1,822,480)

Includes net foreign currency translation gain(loss)


Trading Revenue for the Six Months Ended June 30, 2011
Line Item in Income Statement


 Realized                             527,407
 Change in unrealized                (964,349)
                                    ===========
                                     (436,942)

Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold
Six months ended June 30, 2012

Total                        (1,015,352)
                             ============
6 month average                (169,225)

Total average of futures contracts bought and sold
Six months ended June 30, 2011

Total                            527,407
                              ===============
6 month average                  175,802

For the six months ended June 30, 2012, the monthly average of futures contracts bought and sold was approximately (169,225).


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

(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the six months ended June 30, 2012 and June 30, 2011.

                                     June 30, 2012        June 30, 2011
                                ---------------------  -----------------
                                        Class A               Class A
                                 --------------------  -----------------
Total return before distributions*      (15.55)%               (7.22)%
                                      ===============    ===============
Ratio to average net assets:
      Net investment Income (loss)**     (7.85)%              (9.57)%
                                      ===============    ===============
      Management fees                      2.79%                2.91%
      Incentive fees                       0.00%                0.82%
      Other expenses                       1.28%                1.17%
                                      ---------------    ---------------
      Total expenses**                     8.14%                8.06%
                                      ===============    ===============

*Not annualized
**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as ofJune 30, 2012, the statements of operations for the three and six months ended June 30, 2012 and 2011, the statements of cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2012 and 2011 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2012, results of operations for the six months ended June 30, 2012 and 2011, cash flows and changes in partners' capital (net asset value) for the six months ended
June 30, 2012 and 2011. The results of operations for the full six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form
10-k as filed with the Securities and Exchange Commission.



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

Class A Units were negative 1.80% in April 2012 resulting in a Net Asset Value per unit of $2,677.00 as of April 30, 2012. Class A Units were positive 7.53% in April 2011 resulting in a Net Asset Value per unit of $4,209.22 as of April 30, 2011.

In a relatively quiet month the Fund declined in April as the rally in equity prices appeared to lose some momentum.
In general, commodity prices fell in April as the uptrend in crude oil prices appears to be threatened. Amidst this relatively benign market backdrop, the Fund's trading advisor added a few new markets to the portfolio with the objective of increasing the diversification of the Fund. The South African rand and the Russian ruble were added to the currency sector, while London copper and aluminum were added to the metals sector.
The interest rate sector was the best-performing sector in the Fund during April as positions in European and Japanese bond futures lead the way and offset small losses from positions in U.S., interest rates.
The currency sector was unprofitable in April. Trading in European and emerging currencies was largely mixed and not sufficient enough to offset losses from trading in the Japanese yen. In their inaugural month of trading in the Fund's portfolio, emerging currencies were flat, with the Russian ruble contributing small gains and the South African rand contributing small losses. The equity sector experienced small losses during the month. The energy sector was the worst-performing sector in the Fund during April, as positions in crude oil, crude oil products and natural gas were all unprofitable. The high levels of supply combined with weaker economic data weighed on the oil patch in April. The small month-on-month rally in natural gas led to small losses for the Fund, which ended a streak of nine consecutive months of profitable trading in this commodity. The metals market was profitable as gains from precious metals, especially silver, more than offset small losses from trading in industrial metals. The newly added London copper and London aluminum traded largely flat with just small losses for the month. The agricultural sector was also profitable in April due to strong gains from trading in the soybean market.


Class A Units were positive 15.78% in May 2012 resulting in a Net Asset Value per unit of $3,099.31 as of May 31, 2012.
Class A Units were negative 13.27% in May 2011 resulting in a Net Asset Value per unit of $3,650.59 as of May 31, 2011.

Performance in May was exceptional as the Fund gained almost
16 percent for the month.   Profits came from almost every sector
traded: metals; interest rates; currencies; energies; and agriculturals.In our opinion, this is a very good time to have the diversification of Everest and the traditional equity and bond markets. The interest rate sector was the best-performing sector in the Fund as government bond prices surged to historic levels, pushing yields on government bonds to historic levels. Performance from the currency sector was also strong as investor flight from the euro gathered momentum. The Russian ruble and the South
African rand were both profitable in their first full month of trading after being added to the Fund in April. The euro and ruble were the sector's best-performing markets. Despite the fact that most global equity markets were down significantly during May, the Fund's exposure to that sector generated only modest profits, as not all markets entered the month in clear down trends.
The metals sector, revamped in April, contributed positively to performance in May as all positions in the sector were profitable. The copper and aluminum markets - also newly added to the Fund - were both profitable in their first full month of trading. Trading in the energy sector was profitable as positions in crude oil products were more than sufficient to offset losses from trading in natural gas. All positions in crude oil and crude oil products were significantly positive in May. The Fund also benefited from strong gains in the agricultural sector, especially in cotton and sugar.

Class A Units were negative 10.54% in June 2012 resulting in a Net Asset Value per unit of $2,772.63 as of June 30, 2012. Class A Units were negative 3.73% in June 2011 resulting in a Net Asset Value per unit of $3,514.44 as of June 30, 2011.

The Fund's performance in June was disappointing with the reversal of a large portion of the profits generated in May.
The interest rate sector was unprofitable in June but, on a relative basis, performance was more encouraging as long-term trends remained largely intact and there was only a modest retracement of the strong moves of May. The currency sector was hard hit as all positions were unprofitable on the month. Trends in the equity sector were similarly upset. The S&P 500, which was down 6.26 percent in May, rebounded in June to gain almost four percent, continuing the non-correlation of the stock markets and our Everest Fund.
Trading in metals was unprofitable as gains from positions in aluminum were insufficient to offset losses from trading in gold and copper. In certain respects, trading in the energy sector was similar to the metals sector. Crude oil and crude oil products were in powerful downtrends for much of the month and were making'significant positive contributions to the Fund's performance until very late in the month. The agricultural sector was unprofitable in June as trading in sugar and corn weighed heavily in the group's performance. Both markets entered the month in long protracted down trends. Sugar prices gained more than six percent in June, ending trends for certain models used in the Fund.



Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2011.



Item 4.			Controls and Procedures

As of June 30, 2012 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.
Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.



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



RECENT SALES OF UNREGISTERED SECURITIES A UNITS

                    Six months             Six months
                  ended June 30, 2012     ended June 30,2011

Units Sold             54.52                    103.97

Value of Units Sold  $155,777                  $413,010


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

                                EVEREST FUND, L.P.
Date:   August 14, 2012     By:  Everest Asset Management, Inc.,
                                                    its General Partner
                        By:__/s/ Peter Lamoureux__________________________
					        Peter Lamoureux
					        President
32