Form 10-Q
period 2012-09-30
EVEREST FUND L P
filed 2012-11-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                   3

Statements of Financial Condition                              3
September 30, 2012 (Unaudited) and December 31, 2011 (Audited)

Condensed Schedule of Investments                              4
September 30, 2012 (Unaudited)

Condensed Schedule of Investments                              5
December 31, 2011 (Audited)

Statements of Operations                                      5-6
For the Three and nine Months Ended September 30, 2012 and 2011 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)  6-7
For the nine Months Ended September 30, 2012 and 2011 (Unaudited)

Statements of Cash Flows
For the nine Months Ended September 30, 2012 and 2011 (Unaudited) 7-8

Notes to Financial Statements September 30, 2012                8

Item 2.    Management's Discussion and Analysis of Financial   18
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about      20
                                              Market Risk

Item 4.    Controls and Procedures	                       21

Part II:	Other Information                              21

Item 1.	   Legal Proceedings                                   21

Item 1A.	Risk Factors	                               21

Item 2.      Unregistered Sales of Equity Securities and Use   21
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                       22

Item 4. Submission of Matters to a Vote of Security Holders    22

Item 5. 	Other Information	                       22

Item 6. 	Exhibits	                               22

PART I.  FINANCIAL INFORMATION
Item 1 Financial Statements

Following are Financial Statements for the three months ended September 30, 2012



                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
	September 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011 (AUDITED)

                                              UNAUDITED     AUDITED
                                           SEPTEMBER 30, 2012   DECEMBER 31, 2011
                                        -----------------   -----------------
                            ASSETS
Cash and cash equivalents                    $ 9,796,885      $12,127,485
Equity in broker trading accounts:
   Cash and cash equivalents                   2,039,736        2,459,727
   Net unrealized trading gains(losses)
                            on open contracts      1,926         591,296
Interest receivable                                   54             (100)
                                        -----------------   ----------------
      TOTAL ASSETS                           $11,838,601      $15,178,408
                                          ===============   ================
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                           $10,000         $      0
   Management fee payable                         55,404           24,925
   Brokerage commissions and fees payable         20,703           69,868
   Incentive fee payable		               0                0
   O&O Payable                                       495                0
   Accounts payable & accrued expenses            51,544           59,195
                                              -----------      ------------
      TOTAL LIABILITIES                          138,146          153,989
                                              -----------      ------------

PARTNERS' CAPITAL

   Limited partners, A Shares (4,546,14937
and 4,576.28727 units outstanding)            11,700,455       15,024,419
                                            -------------      ------------
      TOTAL PARTNERS' CAPITAL                 11,700,455       15,024,419
                                            -------------      ------------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                             $11,838,601      $15,178,408
                                            =============      ============

The accompanying notes are an integral part of this statement.

                                EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 September 30, 2012
		                   UNAUDITED

                               EXPIRATION   NUMBER OF   MARKET        % OF PARTNERS'
                                    DATES   CONTRACTS   VALUE (OTE)    CAPITAL
                         ----------------   ---------  ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates           Dec 12 - Jun 13       280        $(42,393)      -0.36%
Metals			 Dec 12			65	   147,906        1.26%
Energy			 Dec 12 - Jan 13	40	    28,819 	  0.25%
Agriculture              Nov 12 - Dec 12        48             (14)       0.00%
Currencies               Dec 12 - Sep 13       454         (15,100)      -0.13%
Indices			 Dec 12 - Jun 13	44         (48,135)      -0.411%

Forward Positions
Currencies                                                   6,313        0.05%
                                                          ----------    ----------
Total long positions                                        77,396        0.66%

SHORT POSITIONS:
FUTURES POSITIONS
Energy			  Jan 13	        4	   (18,160)	 -0.16%
Agriculture		  Dec 12 - Mar 13     120	   (51,502)      -0.44%

Forward Positions
Currencies                                                  (5,808)      -0.05%
                                                          ----------     -----------
   Total short positions                                   (75,470)      -0.65%
                                                       -----------     -----------
TOTAL OPEN CONTRACTS                                         1,926        0.02%
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

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED September 30, 2012 AND 2011
				   UNAUDITED

                                          THREE MONTHS ENDED     THREE MONTHS ENDED
				           September 30, 2012    September 30, 2011
                                        -------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                       $  (836,784)              $  831,293
Change in net unrealized trading gain
  (loss) on open contracts                       204,347 	          950,479
Net foreign currency translation loss               (324)  	           11,555
Brokerage Commissions                            (12,122)  	          (11,236)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                    (644,883)               1,782,091

Interest income, net of cash management fees       8,404    	            7,772
                                            ----------------    -------------------
   TOTAL INCOME 	                        (636,479)               1,789,863
                                            ----------------    -------------------
EXPENSES:
   General partner management fees             177,627    	        245,088
   Advisor Management fees                      61,853      	         88,228
   Incentive fees			             0                        0
   Professional fees                            17,416                    7,155
   Administrative expenses                       6,473                    2,775
                                            ----------------    -------------------
   TOTAL EXPENSES                              263,369    	        343,247
                                            ----------------    -------------------
NET INCOME (LOSS) 	                     $(899,848)              $1,446,616
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD         $(197.94)                 $318.42
                                            ================    ===================


The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
				   UNAUDITED

                                          NINE MONTHS ENDED     NINE MONTHS ENDED
				          September 30, 2012   September 30, 2011
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                       $(1,913,146)              $1,388,527
Change in net unrealized trading gain
  (loss) on open contracts                      (589,371) 	         (13,871)
Net foreign currency translation loss             77,788  	           5,040
Brokerage Commissions                            (42,635)  	         (34,547)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                  (2,467,363)               1,345,149

Interest income, net of cash management fees      27,129    	          27,203
                                            ----------------    -------------------
   TOTAL INCOME (LOSS)	                      (2,440,234)               1,372,352
                                            ----------------    -------------------
EXPENSES:
   General partner management fees             541,425    	        753,184
   Advisor Management fees                     189,612      	        264,761
   Incentive fees			             0                  143,073
   Professional fees                            53,286                   30,602
   Administrative expenses                       9,971                    6,265
                                            ----------------    -------------------
   TOTAL EXPENSES                              794,295    	      1,197,885
                                            ----------------    -------------------
NET INCOME (LOSS)	                   $(3,234,528)                $174,467
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD         $(711.49)                 $38.40
                                            ================    ===================


The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES            TOTAL
                            ----------   ----------------  ------------
BALANCES, January 1, 2012    4,576.29      15,024,419        15,024,419
Additional Units Sold          120.69         335,776           335,776
Redemptions                   (150.83)       (421,888)        (421,888)
Less Offering Costs             --             (3,324)          (3,324)
Net profit (Loss)               -- 	   (3,234,528)      (3,234,528)
                           -----------   ---------------   -------------
BALANCES, SEPTEMBER 30,2012  4,546.149    $11,700,455      $11,700,455
                           ===========   ===============   =============

Net asset value per unit,
   January 1, 2012		   $3,283.10
Net profit (loss) per unit           (709.40)
                                 ------------
Net asset value per unit
   SEPTEMBER 30, 2012              $2,573.707
                                 ============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
				  UNAUDITED

<CAPTI
                                             NINE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30, 2012    SEPTEMBER 30, 2011
                                      ---------------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $(3,234,528)          $   174,467
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:
         Unrealized gain or loss on open commodity
                             futures contracts          589,370                13,870
      Decrease (increase) in interest receivable           (154)                   87
      (Decrease) increase in incentive fees payable         0                (119,237)
      (Decrease) increase in management fees payable     30,479                    (2)
      (Decrease)increase in Broker commissions &
                              fees payable              (49,165)	         9,182
      (Decrease) increase in O&O Expense                    495                  2,970
     (Decrease) increase in other accrued expenses       (7,651)               (25,658)
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  (2,671,154)                55,679
                                                 ----------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                     (411,888)              (466,352)
   Partner addition of units,net of offering costs      332,452                705,950
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (79,436)               239,598
                                                 ----------------   --------------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS  (2,750,590)               295,277

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD     14,587,212            16,332,676
                                                 ----------------   --------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD          $11,836,621           $16,627,952
                                                 ================   ====================
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts                $2,039,736             $2,022,565
     Cash and cash equivalents                        9,796,885             14,605,387
                                                 -----------------  --------------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS     $11,836,621            $16,627,952
                                                 =================  ====================

The accompanying notes are an integral part of these statements

			EVEREST FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS
                       sEPTEMBER 30, 2012


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

On October 31, 2012 The Everest Fund, L.P. has dismissed its Commodity Trading Advisor John W. Henry & Company, Inc. after the Chairman of JWH announced that JWH would stop trading client assets as of December 31, 2012. We will be replacing JWH with EMC Capital Management, Inc., 2201 Waukegan Road, Suite West 240, Bannockburn, IL 60015; telephone: 847-267-8700.



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


The table below demonstrates the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and September 30, 2011:

                                     Level 1        Level 2      Level 3
Assets at September 30,2012:
Open positions in futures and
             option contracts       $1,926
                                    ----------     ----------    ---------
Total assets at fair value          $1,926          $0            $0
                                    ==========     ==========    =========


                                     Level 1        Level 2       Level 3
Assets at September 30, 2011:
Open positions in futures and
             option contracts       $1,021,970
                                    ----------    ----------    ---------
Total assets at fair value          $1,021,970      $0             $0
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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM''). At September 30, 2012 and 2011 Approximately 99.824% and 99.819 %, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of .25%
(.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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

Fair Value of Derivative Instruments

                                                                2012          2011
Speculative Instruments   Location- Statement of Financial    Fair Value   Fair Value
                                                                           Condition
______________________    ________________________________    __________   __________
Futures Contracts       Net unrealized gain (loss)
                                          on open contracts  $1,926     $1,021,970


                                                                 2012         2011
Speculative Instruments   Location- Statement of Operations    Fair Value   Fair Value
_______________________   _________________________________   ____________  _________
Futures Contracts       Net realized trading gains(losses)    ($1,913,146)  $1,388,527
Futures Contracts       Change in unrealized gains(losses)    ($589,371)    $(13,871)



Asset Derivatives
                    Balance Sheet
                    Location                          Fair Value     #of contracts
                  _____________________              ____________    _____________
Agricultural
   Net unrealized trading gains on open contracts       (14)               48
Currencies
   Net unrealized trading gains on open contracts       (15,100)          454
Energy
   Net unrealized trading gains on open contracts        28,819            40
Metals
   Net unrealized trading gains on open contracts       147,906            65
Interest rates
   Net unrealized trading gains on open contracts       (42,393)          280
Indices
   Net unrealized trading gains on open contracts       (48,135)           44
Currency Forwards
  Net unrealized trading gains on open contracts         6,313
                                                      ============     ===========
                                                        77,396            931




Liability Derivatives
                Balance Sheet Location
                                                      Fair Value     #of contracts    Net
                                                    _____________   ______________  _______
Agricultural
    Net unrealized trading gains on open contracts     (51,502)          120        (51,516)
Currencies
    Net unrealized trading gains on open contracts          0             0         (15,100)
Energy
    Net unrealized trading gains on open contracts     (18,160)           4          10,659
Metals
    Net unrealized trading gains on open contracts          0             0         147,906
Interest rates
    Net unrealized trading gains on open contracts          0             0         (42,393)
Indices
    Net unrealized trading gains on open contracts          0             0         (48,135)
Currency Forwards
   Net unrealized trading gains on open contracts        (5,808)                        505
                                                      ============    ==========   =========
                                                        (75,470)         124          1,926




Trading Revenue for the Nine Months Ended September 30, 2012
Line Item in Income Statement

Realized                             (1,877,993)
Change in unrealized                   (589,371)
                                     ===========
                                     (2,467,363)

Includes net foreign currency translation gain(loss)


Trading Revenue for the Nine Months Ended September 30, 2011
Line Item in Income Statement


 Realized                             1,359,020
 Change in unrealized                   (13,871)
                                     ===========
                                      1,345,149

Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold
Nine months ended September 30, 2012

Total                        (1,877,993)
                             ============
9 month average                (208,666)

Total average of futures contracts bought and sold
Nine months ended September 30, 2011

Total                            1,359,020
                              ===============
9 month average                    151,002

For the nine months ended September 30, 2012, the monthly average of futures contracts bought and sold was approximately (208,666).


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

(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the nine months ended September 30, 2012 and September 30, 2011.

                                  September 30, 2012    September 30, 2011
                                 --------------------  --------------------
                                        Class A             Class A
                                 --------------------  --------------------
Total return before distributions*      (21.61)%            1.20%
                                      ===============    ===============
Ratio to average net assets:
      Net investment Income (loss)**     (7.96)%            (8.92)%
                                      ===============    ===============
      Management fees                      5.62%             5.74%
      Incentive fees                       0.00%             1.09%
      Other expenses                       2.62%             2.30%
                                      ---------------    ---------------
      Total expenses**                     8.24%             9.13%
                                      ===============    ===============

*Not annualized
**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of September 30, 2012, the statements of operations for the three and nine months ended September 30, 2012 and 2011, the statements of cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2012 and 2011 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2012, results of operations for the nine months ended September 30, 2012 and 2011, cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2012 and 2011. The results of operations for the full nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form
10-k as filed with the Securities and Exchange Commission.



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

Performance in May was exceptional as the Fund gained almost
16 percent for the month.   Profits came from almost every sector
traded: metals; interest rates; currencies; energies; and agriculturals. In our opinion, this is a very good time to have the diversification of Everest and the traditional equity and bond markets. The interest rate sector was the best-performing sector in the Fund as government bond prices surged to historic levels, pushing yields on government bonds to historic levels. Performance from the currency sector was also strong as investor flight from the euro gathered momentum. The Russian ruble and the South
African rand were both profitable in their first full month of trading after being added to the Fund in April. The euro and ruble were the sector's best-performing markets. Despite the fact that most global equity markets were down significantly during May, the Fund's exposure to that sector generated only modest profits, as not all markets entered the month in clear down trends.

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

Trading in metals was unprofitable as gains from positions in aluminum were insufficient to offset losses from trading in gold and copper. In certain respects, trading in the energy sector was similar to the metals sector. Crude oil and crude oil products were in powerful downtrends for much of the month and were making significant positive contributions to the Fund's performance until very late in the month. The agricultural sector was unprofitable in June as trading in sugar and corn weighed heavily in the group's performance. Both markets entered the month in long protracted down trends. Sugar prices gained more than six percent in June, ending trends for certain models used in the Fund.

Class A Units were positive 5.31% in July 31, 2012 resulting in a Net Asset Value per unit of $2,919.89 as of July 31, 2012. Class A Units were positive 9.46% in July 31, 2011 resulting in a Net Asset Value per unit of $3,847.03 as of July 31, 2011.

The Fund's performance was strong in July.
The agricultural sector made the difference between a modestly positive month and the strong performance delivered in July. Corn and soybean prices surged during the month as drought conditions across much of the grain belt significantly damaged the U.S. crop.
The trend in these markets was powerful and made a significant contribution to the month's positive performance.

Trading in the interest rate sector was profitable as yields touched historic lows. All positions in the sector were profitable for the month. Trading in the currency sector was more mixed; but nonetheless, still modestly profitable in July led by positions in the euro and Swiss franc. The South African rand and Russian ruble were directionless leading to small losses for the month. Trading in the equity sector was unprofitable as positions continue to be upset by abrupt changes in investor sentiment. Trading in Japanese equities was also challenging in July. The energy sector was also unprofitable in July as the downtrend in oil prices reversed during July.

Trading in the metals sector was relatively subdued as small losses from trading in gold and copper offset small gains from trading in aluminum. Industrial metal prices have also lacked direction for some time as the markets have struggled to reconcile increased monetary stimulus with reduced expectation for global demand. Positions across the complex have been relatively light, reflecting the lack of clear direction in the market, which has resulted in a reduced impact on Fund performance attributable to the sector. Trading in the agricultural sector was far from subdued.
Corn prices rallied 27 percent for the month and were up more than 60 percent since mid-June, as drought conditions in the U.S. Midwest persist. Soybean prices rallied 15 percent during the month. The lack of rainfall represents the worst drought since 1956, while crop conditions are the poorest since 1988. The two markets generated significant positive performance for the
 Fund and more than offset small losses incurred from trading in other parts of the sector.


Class A Units were negative 6.08% in August 31, 2012 resulting in a Net Asset Value per unit of $2,742.39 as of August 31, 2012. Class A Units were positive 4.93% in August 31, 2011 resulting in a Net Asset Value per unit of $4,036.56 as of August 31, 2011.

Performance declined in August as trends in interest rates and currencies reversed course near mid-month.

Price reversals in interest rates were the key factor affecting performance in August. The Fund entered the month with positions that were profiting from the long-term decline in government bond yields. The extent of this increase in interest rates was sufficient to cause a change in the make-up and signals of the positions held within the interest rate sector of the portfolio.

Trading in currencies was unprofitable as small gains from positions in the British pound were insufficient to offset the losses from trading in other currencies.
Trading in the equity sector was slightly negative as gains from positions in U.S. and European equities were offset by losses from trading in the Japanese Nikkei 225.

Trading in energies was unprofitable as gains from positions in oil and oil products were offset by losses from trading in natural gas. Trading in the metals sector was especially quiet in August as the price action in all the markets remained largely range-bound. Small gains from trading in gold did not quite offset small losses from trading in aluminum and copper.

Trading in agricultural commodities was positive as the summer-long rally in soybean prices continued. Soybean prices gained more than seven percent for the month, while setting another all-time high during August. Grain prices remain underpinned by supply losses caused by the U.S. drought. The Fund was also able to profit from certain downtrends in agricultural prices. Raw sugar prices declined 12.5 percent in August as optimal weather conditions in Brazil, the world's largest exporter of sugar, weighed on prices.


Class A Units were negative 6.15% in September 30, 2012 resulting in a Net Asset Value per unit of $2,573.71 as of September 30, 2012. Class A Units were positive 5.03% in September 30, 2011 resulting in a Net Asset Value per unit of $3,833.38 as of September 30, 2011.

Performance declined in September as most financial markets continue to be held in check or under the firm control of politicians and economic policy makers.
What has been extremely positive for the valuation of stocks and bonds has been more challenging for the trend-dependent strategies used by Fund.

Trading in the interest rate sector was little changed as recent action steps by global monetary authorities have sapped the market of much of its volatility. It has been a difficult environment for trend-followers. The sector was unprofitable for the month as small gains from positions in Libor and Eurodollar contracts were insufficient to offset small losses from positions in bond futures.

The currency sector was quiet as small position sizes across the sector meant that there were only small changes to profit/loss on the individual market level. Small profits from positions in the British pound and the Russian ruble slightly offset losses from other positions in the sector.


The energy sector was unprofitable in September. Crude oil prices, which entered the month in an uptrend due in part to the increases in monetary stimulus and also the heightened geopolitical risk linked to turmoil in Syria, reversed course sharply during the month. Natural gas, which has been in an extended long-term down trend, rallied in September leading to losses.

Trading in the metals sector was profitable as strong gains in the gold market more than offset losses from trading in industrial metals. Copper and aluminum also moved higher during September but the Fund was not positioned early in the month to take advantage of the rally in industrial metals.

The agricultural sector suffered meaningful losses during the month, partly as a result of the sharp turnaround in grain prices. The market traded at a record price early in the month, following reports that the U.S. crop will drop to a nine-year low after the hottest and driest summer in the Midwest since 1936. The Fund also suffered from a reversal in the prices of coffee.





Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2011.



Item 4.			Controls and Procedures

As of September 30, 2012 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.
Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.



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



RECENT SALES OF UNREGISTERED SECURITIES A UNITS

                    NIne months             Nine months
               ended September 30, 2012     ended September 30,2011

Units Sold                 120.69                    181.46

Value of Units Sold      $335,776                  $713,010


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

                                EVEREST FUND, L.P.
Date:   November 14, 2012     By:  Everest Asset Management, Inc.,
                                                    its General Partner
                        By:__/s/ Peter Lamoureux__________________________
					        Peter Lamoureux
					        President
32