Form 10-K
period 2012-12-31
EVEREST FUND L P
filed 2013-04-01
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                   FORM 10K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended       Commission File Number
December 31, 2012                            0-17555

                The Everest Fund, L.P.
(Exact name of registrant as specified in its charter)

    Iowa                                   42-1318186
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)       Identification No.)

1100 North 4th Street, Suite 143, Fairfield, Iowa  52556
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
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes    No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fourth fiscal quarter: $8,637,424.

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

During its operation, the Partnership has had various trading advisors. In December 1990, John W. Henry &
Company, Inc. (JWH) began trading for the Partnership as one of the Partnership's trading advisors. In May 1994, JWH became the sole trading advisor to the Partnership.
After another tough month of trading, John W. Henry,
 the Chairman of JWH announced that JWH would stop trading client assets as of December 31, 2012.
The Partnership terminated JWH as of October 31st.
The Fund began trading on December 3rd 2012 with the new advisor EMC Capital Management, Inc (EMC).


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

In 2009 the Partnership retained the JWH Global Analytics Program ( JWH GAP )as its sole trading program. As of December 31, 2009 100% of the Partnership's assets were traded by the JWH GAP through October 31, 2012.
The Partnership began trading on December 3rd 2012 with the new advisor EMC Capital Management, Inc (EMC). 100% of the Partnership's assets are being traded by the EMC Classic Program.


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

The address of the General Partner and the Partnership is 1100 North 4th Street, Suite 143, Fairfield, Iowa 52556, and the telephone number at such location is (641) 472-
5500.  The General Partner changed its name as of March 1,
1994 and amended its Certificate of Incorporation, with no other changes, accordingly. In accordance with the provisions of the Commodity Exchange Act and the rules of the National Futures Association (NFA), the General Partner is registered as a commodity pool operator and a commodity trading advisor, EMC is registered as a commodity trading advisor and the Commodity Broker is registered as a futures commission merchant, each subject to regulation by the Commodity Futures Trading Commission (CFTC). Each is also a member of the NFA in such capacity.

The General Partner, to the exclusion of the limited partners of the Partnership (the Limited Partners ), manages and conducts the business of the Partnership. Thus the General Partner (i) selects and monitors the independent commodity trading advisor(s) and the Commodity
Broker; (ii) allocates and/or reallocates assets of the Partnership to or from EMC and/or the advisor(s); (iii) determines if an advisor or commodity broker should be removed or replaced; (iv) negotiates management fees, incentive fees and brokerage commissions; (v) determines its own compensation with respect to management and administrative fees; and (vi) performs such other services as the Partnership may from time to time request, except that all trading decisions are made by EMC and not the General Partner. In addition, the General Partner selects the commodity broker(s) that will clear trades for the advisor(s). On June 12, 2012 The Partnership dismissed its
Futures Clearing Firm Newede USA, LLC. Newedge USA, LLC served as the Fund's clearing broker from October 13, 2005 through June 2012. On June 12, 2012 they were replaced with R.J. O'Brien and Associates, LLC (RJO), 222 South
Riverside Plaza, Suite 900, Chicago, Illinois 60606.

The General Partner is responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other federal or state agencies having jurisdiction over the Partnership's operations; calculation of the Net Asset
Value (meaning the total assets less total liabilities of the Partnership ( for a more precise definition, see the Exhibit Form 10 - General Form for Registration of
Securities incorporated by reference hereto ) and directing payment of the management and incentive fees payable to EMC or the advisor(s)under an advisory agreement(s) entered into with the commodity trading advisor(s).


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

Everest pays EMC Capital Management, Inc (EMC). , its current commodity trading advisor, a monthly management fee equal to 0.167% (approximately 2% annually) of Everest s month-end Allocated Assets, as defined, and a quarterly incentive fee equal to 20% of Everest's trading profits allocable to its trading exclusive of interest income on Allocated
Assets, as defined. The incentive fee is retained by EMC even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by Everest.


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

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will be approximately $90,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 2011-2012 can be found in the table in Item 6 below.

As of December 31, 2012, the General Partner had two full-time employees and two part-time employees. Further, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to Capital Management Partners, Inc. (Capital). Capital is a CFTC-regulated introducing broker, and an NFA member.
Capital is also registered with the Financial Industry
Regulatory Authority, Inc. ( FINRA ) as a broker dealer.
As of December 31, 2012, Capital had 5 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of the Partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests.
Financial information about the Partnership's business, as of December 31, 2012 is set forth under Items 6 and 7 herein.

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

Competition

EMC and any other advisor(s) of the Partnership, its or their respective principals, affiliates and employees are free to trade for their own accounts and to manage other commodity accounts during the term of the Advisory
Agreement and to use the same information and trading strategy which EMC obtains, produces or utilizes in the performance of services for the Partnership through its investment in Everest. To the extent that EMC recommends similar or identical trades to the Partnership and other accounts which it manages, the Partnership may compete with those accounts for the execution of the same or similar trades.

Other trading advisors who are not affiliated with the Partnership may utilize trading methods which are similar in some respects to those methods used by EMC, or any other future Partnership's advisor(s). These other trading advisors could also be competing with the Partnership for the same or similar trades as requested by the Partnership's advisor(s).

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

The Partnership's Trading Account May Be Leveraged or de-levereged. The general partner may, in its sole discretion, periodically adjust the size of the trading account with EMC by increasing or decreasing the cash, other assets or notional Partnerships allocated to it (and thus the amount by which the Partnership's assets are leveraged). Because the trading account may be leveraged, (i) the Partnership may incur greater risk since the Partnership may experience greater losses, as measured by a percentage of assets actually allocated to EMC, due to the notional Partnership's component; (ii) the Partnership's returns may experience greater volatility compared to the returns which the Partnership would have achieved on a non-leveraged basis; and (iii) the Partnership may receive more frequent and larger margin calls. Because the trading account may be de-leveraged, the partnership may incur smaller gains than it would if the EMC trading program had been fully allocated to.

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

Exchange for Physical. EMC may make use of a trading technique referred to as exchange for physical in which a cash or spot market position (which may be a forward contract) is exchanged, often outside of regular trading hours, for a comparable futures position. The CFTC has released a study of the exchange for physical market that recommended that a number of new regulatory restrictions be applied to it. If these recommendations or restrictions are adopted, the ability of EMC to use this market may be curtailed.

Trading Decisions Based on Technical Analysis. EMC uses trading programs that employ technical factors in identifying price moves. The success of technical analysis depends upon the occurrence in the future of price movements. Technical systems will not be profitable, and may in fact produce losses, if there are no market moves of the kind the system seeks to follow. Any factor that would make it more difficult to execute the trades identified, such as a reduction of liquidity, also would reduce profitability. There is no assurance that the trading systems of EMC will generate profits under all or any market conditions.

Possible Effects of Other Similar Systems. Commodity trading systems, which use market data like EMC uses, are not new. If many traders follow similar systems, these systems may generate similar buy and sell orders at the same time. Depending on the liquidity of a market, this could cause difficulty in executing orders. The General
Partner believes that, although there has been an increase in the number of trading systems in recent years, there also has been an increase in the overall trading volume and liquidity in the futures markets. Any increase in the proportion of Partnerships traded using trend-following systems could alter trading patterns or affect execution of trades to the detriment of the Partnership.

No Assurance of EMC'S Continued Services. EMC has exclusive responsibility for trading commodity interests allocated to it. EMC is dependent on the services of certain key persons. The loss of the services of such persons would make it difficult or impossible for EMC to continue to provide services to the Partnership. In addition, the advisory contract between the Partnership and EMC may be terminated by either party on sixty (60) days written notice.

Changes in Trading Strategies. The trading strategies of most trading advisors are continually developing. EMC is free to make any changes in trading strategies. Changes in commodity interests traded or leverage used are not considered changes in trading strategy.

Possible Effects of Speculative Position Limits. The CFTC and U.S. exchanges have established speculative position limits. These limits control the number of net long or net short speculative futures or options (on futures) positions any person may hold or control in futures or options contracts traded on U.S. exchanges. EMC controls the commodity trading of other accounts. All positions and accounts owned or controlled by EMC and its principals are combined with the Partnership's positions established by EMC for position limit purposes. In order to avoid exceeding position limits, it is possible that EMC will have to modify its trading instructions, and that positions held by the Partnership will have to be liquidated. That could have a negative effect on the operations of the Partnership and its profitability. See, Risk Factors
Increase in Amount of Partnerships Managed. In addition, all commodity accounts of the General Partner and its affiliates may also be combined with the Partnership for position limit purposes.

Increase in Amount of Partnerships Managed. EMC expects to manage additional Partnerships in the future. It is not known if managing additional Partnerships, including
Partnerships raised in this offering, will have any effect on its performance or trading strategies. In many cases, the rates of return achieved by an advisor deteriorate as assets under management increase. Increases in Partnerships managed may affect the number of futures or options positions an advisor would otherwise hold for each account it manages because of speculative position limits imposed by U.S. exchanges. There is no assurance that changes in strategies, if any, in response to increased Partnerships will be successful. There can be no guarantee that the investment results of that portion of the assets allocated to EMC will be similar to those achieved by it in the past in its other accounts.

Changes in the Number of Available Futures Contracts and
Related Options. U.S. and foreign exchanges have established new futures and options contracts in the past few years. This trend could continue. If EMC trades these contracts in the future, there is no assurance that its trading strategies will produce profits.

Past Performance Is Not Necessarily Indicative of Future
Results. Although some of the client accounts of EMC have been profitable in the past, you should take seriously the warning the CFTC and the NFA require. PAST PERFORMANCE IS
NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.  AN
INVESTMENT IN THE PARTNERSHIP IS SPECULATIVE AND
INVOLVES A SUBSTANTIAL RISK OF LOSS.

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

EMC PROGRAMS

Effects of Trading Multiple Investment Programs. EMC makes trading decisions for each of its investment programs independently of trading decisions for the other EMC investment programs.

Mandatory Closing Out of Offsetting Positions. CFTC rules require offsetting positions taken by EMC for clients be closed out.


Swap Transactions. EMC may periodically enter into transactions which are characterized as swap transactions and which may involve interest rates, currencies, securities interests, commodities, and other items. Swap contracts are not traded on exchanges and are not regulated by the CFTC. Swap transactions are individually negotiated, non-standardized agreements between two parties to exchange cash flows measured by different interest rates, exchange rates or prices, with payments calculated by reference to a principal amount or quantity. As a result, the Partnership will not receive the protection afforded by the Commodity
Exchange Act in connection with this trading activity by EMC. The absence of regulation could expose the Partnership to significant losses in the event of trading abuses or financial failure by participants in the swap markets. EMC has not previously traded swaps and has no experience in that market. Transactions in these markets also present certain risks similar to those in the futures, forward and options markets. Only the accounts of eligible swap participants as defined in Part 35 of CFTC Regulations, may engage in swaps.

Options Transactions.   EMC may engage in the trading of
options (both puts and calls) on futures on behalf of the Partnership. The value of an option depends largely upon the likelihood of favorable price movements in the underlying futures contract in relationship to the exercise
(or strike) price during the life of the option. Therefore many of the risks applicable to trading the underlying futures contract are also applicable to options trading. In addition, there are a number of other risks associated with the trading of options. For example, the purchaser of an option runs the risk of loss of his/her entire investment
(the premium he pays). Similarly, the uncovered writer of an option is subject to an adverse price movement in the underlying futures position, any such movement may exceed the premium income from the option transaction. Spread positions using options are subject to the same risks involved in the purchase and writing of options. In addition, in the event the Partnership were to write uncovered options as one part of a spread position and such option were exercised by the purchasing party, the Partnership would be required to purchase and deliver the underlying futures contract in accordance with the terms of the option. Finally, an options trader runs the risk of market illiquidity preventing offsetting positions for any particular option. (See Commodity Trading May Be Illiquid above.)

	Business Interruption Risk.
Any business interruption events, whether weather-related or otherwise, that affect the Illinois area could disrupt the trading operations of EMC, despite the back up precautions it has established. EMC has a business continuity plan, but it cannot guarantee that business interruption events will not have an impact on its operations.

Electronic Trading and Order Routing Systems.  EMC may from
time to time trade on electronic trading and order routing
systems which differ from traditional open outcry pit
trading and manual order routing methods.   Transactions
using an electronic system are subject to the rules and regulations of the exchanges offering the system or listing the contract. Characteristics of electronic trading and order routing systems vary widely among the different electronic systems with respect to order matching procedures, opening and closing procedures and prices, error trade policies and trading limitations or requirements. There are also differences regarding qualifications for access and grounds for termination and limitations on the types of orders that may be entered into the system. Each of these matters may present different risk factors with respect to the trading on or using a particular system. Each system may also present risks related to system access, varying response times and security. In the case of internet-based systems, there may be additional risks related to service providers and the receipt and monitoring of electronic mail.

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

	Reliance on Timely and Accurate Market Data. EMC's ability to detect market trends and trade them profitably depends on its access to timely and accurate market price data throughout the trend identification and trading processes. If price data is not available or is delayed, EMC would be unable to trade for client accounts until reliable data sources have been restored. Data reconciliation procedures are applied each day to confirm accurate price quotations, and on the subsequent day prices that were employed in the EMC systems are re-reconciled in an attempt to identify changes from previously posted prices. EMC's traders are required to confirm a price from multiple sources before executing a trade, and, during volatile market conditions, traders request confirmation of high and low prices from the floor before placing a trade.
Inaccurate information may be generated by a data vendor, or an exchange may transmit inaccurate prices that a vendor then distributes to EMC, but which are later cancelled or amended by the exchange. In addition, EMC may obtain from third parties, such as clearing firms, information about price or about contract specifications and changes to them.
Inaccurate price information may cause EMC to enter or close trades that it would not otherwise have entered or closed, to trade or fail to trade at times that would have been indicated by accurate data, or to be completely unable to place a trade. Communications or technical failure may also cause an electronic trading tool to fail, which could cause EMC to fail to act when a trading stop is reached.
As a result of such potential data problems, client accounts may be unable to exit positions or miss the opportunity to establish new positions. EMC receives price data electronically. Data providers typically make no representations or warranties about the accuracy or timeliness of the data they provide, and assume no financial liability for lost profits, trading losses or other consequential damages. Data providers also disclaim any responsibility for events of force majeure, as well as for actions (or inaction) of third party information, hardware and software providers, and for interruption of means of communication. Because all of the data required for EMC s trading is provided from third parties, EMC, cannot, despite its employment of the precautions described above, make any assurances that its efforts will detect erroneous or incomplete data, or prevent client accounts from incurring losses or missing profit opportunities.

PARTNERSHIP ISSUES

Substantial Charges to Partnership. The Partnership pays substantial fees and charges and has substantial operating costs. As a result, it must make substantial profits for your units to increase in value. These include an incentive fee to EMC that is based on, among other things, unrealized appreciation in open commodity interest positions. The incentive fee is paid (and retained by EMC) even if that portion of the Partnership's assets traded by it experience subsequent losses or the appreciation is never realized. It is therefore possible that the Partnership may pay an incentive fee in years in which the Partnership breaks even or experiences losses.

Possible Misallocation of Incentive Fees. The Partnership pays quarterly incentive fees on trading profits, if any, earned by EMC. Trading profits are calculated on the overall profits earned by EMC on its allocated assets and not just on increases in the Net Asset Value of each unit.
As a result, the Partnership might pay incentive fees even if Partnership units decline in value. In addition, if, at the time limited partners purchase units, there is an accrued incentive fee expense, that accrued expense will reduce the purchase price of their units. If the accrual is reversed because of later losses, the incentive fee will be misallocated because the reversal of the accrued incentive fee expense will be allocated equally to all outstanding units rather than only to those outstanding during the period when the incentive fee expense accrued.
Similarly, if you buy units after an incentive fee has been paid and after a later loss attributable to EMC, your units will not be assessed an incentive fee until there are new trading profits, even if your units have increased in value.

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

Partnership Trading Is Not Transparent. EMC makes all of the trading decisions for the portion of the Partnership's assets allocated to it. While the General Partner receives daily trade confirmations from the commodity broker, only the monthly performance of the Partnership is reported to limited partners. Accordingly, an investment in the Partnership does not offer limited partners the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers.

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

FOREIGN INSTRUMENTS

Counterparty Creditworthiness -- Non-U.S. Markets.  EMC may
trade commodity interests on foreign exchanges and in the
over-the-counter markets.  Unlike U.S. exchange traded
futures contracts where the exchange clearing corporation
acts as the counterparty to each customer transaction, the
over-the-counter markets and some foreign markets are
principals   markets.  This means that the performance of
the contract is the responsibility only of the individual firm or member on the other side of the trade and not of any exchange or clearing corporation. In those transactions, the Partnership will be subject to the risk of the inability of, or refusal by, the counterparty to perform.

Trading on Foreign Exchanges and Currency Exchange Rate
Fluctuations. Neither existing CFTC regulations nor regulations of any other U.S. governmental agency apply to transactions on foreign markets. If a foreign clearing house default or bankruptcy occurs, the Partnership's rights and responsibilities are likely to differ from those existing on U.S. exchanges. The
Partnership is at risk for fluctuations in the exchange rate between the currencies in which the commodity interest is traded and U.S. dollars. It also is possible that in the future, U.S. or foreign governments could impose exchange controls. There is no restriction on how much of the Partnership's trading can be conducted on foreign markets. The Partnership may pay brokerage commissions in foreign currencies. If the exchange rate of those currencies and the U.S. dollar fluctuates, the commission rate paid for those trades might increase (decrease).

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

Failure of Commodity Brokerage Firms. Futures commission merchants must maintain the Partnership's assets in a segregated account. If the Partnership's futures clearing broker RJO becomes bankrupt, the Partnership could lose money. In addition, even if RJO adequately segregates the assets of the Partnership, the Partnership may be able to recover only a pro rata share of the property available for distribution to all of RJO's customers.

 Forex Trading Counterparty Creditworthiness.  The
Partnership will enter into an agreement with an equity in
the RJO which will result in such entity acting
as the counter-party to the Partnership's foreign currency
transactions.  That is, the counterparty will be the seller
of all forex instruments purchased by the Partnership and
the buyer of all forex instruments sold by the Partnership.
The counterparty's financial benefit from entering into
these transactions with the Partnership is derived from its
ability to participate in the foreign exchange interbank
markets, which are only available to large institutional
investors.  The counterparty's compensation will be derived
from a mark-up on the bid/ask spread price quoted to the
Partnership on each transaction, and the counterparty's
ability to offset these transactions in the foreign
exchange interbank market.  In the event that the
counterparty is unable to successfully participate in this
market, the ability of the counterparty to enter into
transactions with the Partnership may be interrupted.  In
addition, the counterparty has entered into similar
agreements with other persons, and thus acts as the
counter-party in transactions effected by these other
persons.  Because the counterparty acts as counter-party in
these transactions, the Partnership is subject to the
additional risk that the counterparty will be unable to
fulfill its obligations to the Partnership.  Moreover, in
the event of a bankruptcy of the counterparty, the
Partnership may be unable to recover assets held at the
counterparty, even if such assets are directly traceable to
the Partnership.  In the event of the counterparty's
bankruptcy, there is no equivalent of the Securities
Investors Protection Corporation insurance as applicable in
the case of securities broker dealers   bankruptcies.

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

Absence of Regulation Applicable to Investment Companies.
The Partnership is not registered as an investment company or mutual Partnership. Therefore, the SEC does not regulate it under the Investment Company Act of 1940
(the 1940 Act). Although the Partnership has the right to invest in securities, limited partners are not protected by the 1940 Act. The General Partner is, however, registered with the CFTC as commodity pool operator (CPO), EMC is registered with the CFTC as a CTA and RJO is registered with the CFTC as a futures commission merchant (FCM).

Item 1B. N/A

Item 2.	Properties

The Partnership does not utilize any physical properties in the conduct of its business. The General Partner uses its offices to perform its administrative functions.


The address of the General Partner and the Partnership is 1100 North 4th Street, Suite 143, Fairfield, Iowa 52556, and the telephone number at such location is (641) 472-
5500.



Item 3.	Legal Proceedings

   Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.


Item 4. None  - Removed and reserved by SEC.



                        PART II

Item 5.	Market for Registrant s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity
Securities.

        (a) There is no established public market for the Units and none is expected to develop.



  (b) As of December 31, 2012, there were    3,658.32
Class A Units held by Limited Partners. A total of  120.69
Class A units were purchased by Limited Partners during 2012.
A total of  1,038.66 Units were redeemed by Class A Limited
Partners  during 2012.


RECENT SALES OF UNREGISTERED SECURITIES IN 2012 A UNITS

  2012             1st quarter  2nd quarter 3rd quarter 4th quarter

Units Sold            29.26        25.26          66.17       0
Value of Units Sold  $83,777     $72,000       $179,999      $0



RECENT SALES OF UNREGISTERED SECURITIES IN 2011 A UNITS

  2011             1st quarter   2nd quarter  3rd quarter    4th quarter

Units Sold            64.76        39.21          77.49        74.577
Value of Units Sold  $256,010     $157,000       $300,000     $245,769








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

 Item 6.	Selected Financial Data

                               2008      2009      2010     2011     2012
                              -------   -------   -------  -------  ------
                                 (In thousands, except amounts per Unit)
1. Net trading Gain/loss      $9,192     $-2,618   $4,878   $-835   $-3,249
2. Interest and other income    $453       $138      $55      $37    $34
3. Expenses                     $2,849     $1,333    $1,299   $1,527 $992
4. Net Income                   6,796     -3,813     3,634   -2,325  -4,207
5. Income (Loss)
   Per Unit: A Shares        1,348.35   -810.50    806.75  -512.12 -1,150.01
             I Shares           0.00      0.00     0.00     0.00      0.00
            AA Shares           0.00      0.00     0.00     0.00      0.00
            II Shares           0.00      0.00     0.00     0.00      0.00
6. Total Assets               19,945     14,396    17,369   15,178   9,296
7. Long Term Obligations         0         0         0        0        0
8. Cash Dividend per Unit        0         0         0        0        0
9. Total partners capital     18,713     14,085    17,063   15,024   8,637
10. Increase/decrease in NA    7,020     -4,628     2,978   -2,039  -6,387



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

Off-Balance Sheet Risk

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Partnership, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Partnership at the same time, and if the commodity trading advisors were unable to offset futures interest positions of the Partnership, the Partnership could lose all of its assets and the Limited Partners would realize a 100% loss. Everest Asset Management, Inc., the General Partner, minimizes market risk through diversification of the portfolio allocations to EMC, which in turn trades a diversified portfolio, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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

For the year ended December 31, 2012, Limited Partners redeemed a total of 1,038.659 Class A Units for $2,512,328.

During 2012, investors purchased 120.69 Class A Units for $335.776.


The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions.


See Footnote 4 of the 2012 Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of the Partnership reviews on a daily basis reports of the performance of the Partnership, including monitoring the daily net asset value of the Partnership. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity
Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General
Partner with assurance that the Partnership, will not suffer trading losses through the Commodity Broker.

Results of Operations

Calendar Year 2012

At December 31, 2012 the Partnership had approximately
$8.637 million in Class A assets , all of which have been allocated to EMC Capital Management, Inc (EMC).
 The balance was being held in interest-bearing accounts in anticipation of future allocations to EMC or other traders.

The Partnership recorded a loss of $4,207,119 or $1,150.01 per Class A unit, for the year 2012. That represents a loss of 28.09% for the year.
The Partnership continued to employ John W. Henry &
Company, Inc.'s (JWH) GlobalAnalyticsR Family of Programs through October 31, 2012.
The Fund began trading on December 3rd 2012 with the new advisor EMC Capital Management, Inc. 's (EMC) Classic Program.

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

Class A Units were negative 0.66% in February 2012 resulting in a Net Asset Value per unit of $2,827.04 as of February 28, 2012.

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

Class A Units were positive 15.78% in May 2012 resulting in a Net Asset Value per unit of $3,099.31 as of 31, 2012.

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

Class A Units were positive 5.31% in July 2012 resulting in a Net Asset Value per unit of $2,919.89 as of July 31, 2012.

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

Class A Units were negative 6.08% in August 2012 resulting in a Net Asset Value per unit of $2,742.39 as of August 31, 2012.


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

Class A Units were negative 6.15% in September 2012 resulting in a Net Asset Value per unit of $2,573.71 as of September 30, 2012.

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

Class A Units were a negative 8.17% in October 2012 resulting in a Net Asset Value of $2,363.40 as of October 31, 2012.

After another tough month of trading, John W. Henry,
 the Chairman of JWH announced that JWH would stop trading client assets as of December 31, 2012. The Partnership has terminated JWH as of October 31st.
They will be replaced by EMC Capital Management (www.emccta.com). Everest believes that EMC is an excellent CTA choice for the Fund for many reasons, including the research component at EMC which has substantially reduced the volatility of their trend following approach over the last 5 years. in a very tough year for trend followers, EMC is +7% approximately through October 2012 while JWH was an estimate -28% for the same time period. The choice of EMC is a considered one, not a knee jerk reaction. We have been evaluating them for some time and actively engaged in discussions since last June. In addition, EMC has agreed to take on the substantial loss carry forward that we had from JWH for the investors with respect to EMC's incentive fees.
The importance of this point should not be overlooked as we all are attempting to re coup our assets as efficiently as possible.


Class A Units were a negative 0.55% in November 2012 resulting in a Net Asset Value of $2,350.51 as of November
30, 2012.

The Fund began trading on December 3rd with the new advisor EMC Capital Management, Inc. The election uncertainty has been replaced with the fiscal cliff uncertainty. None the less, we feel that the markets have a better chance for sustained price trends once the cliff has been settled than we have seen for some time. No one can predict the future, but we have a high level of confidence that EMC will identify and profit whenever conditions become favorable for trend following, and will do a better job at preserving capital than JWH did when markets are not trending.


Class A Units were a positive 0.45% in December 2012 resulting in a Net Asset Value of $2,361.04 as of December
31, 2012.

EMC had a small profit for their first month of trading in our fund. Futures prices were range bound most of the month, awaiting for a resolution to the "fiscal cliff" crisis. There was a break out in the last few hours of trading on the last day of the month as the Senate passed their version of the bill. Gains in the month came mostly in currency and equity index positions, which were enough to offset losses in financials/interest rates, energies and metals which were more choppy.

As one large cloud of uncertainty surrounding the "fiscal cliff" is behind us we look forward to the possibility of sustained price trends in the next months. We are keenly aware that political uncertainties remain which may limit the Fund's upside until they are resolved.



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

The Trading Value at Risk in Different Market Sectors of the Partnership

The following table indicates the trading Value at Risk associated with the open positions of the Partnership by market category as of December 31, 2012. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of
December 31, 2012, the total capitalization of the Partnership was approximately $8,637,424, all in Class A
Shares.

December 31, 2012

Market Sector      Value at Risk     % of Total Capitalization
Commodities		  0.16     	    1.82%
Energies	          0.05              0.59%
Financial Stock Indices   0.28              3.22%
Interest Rates	          0.41	            4.74%
Metals		          0.18	            2.05%
Currencies	          0.18              2.15%
Total		          1.26 million     14.56%


As of
December 31, 2011, the total capitalization of the Partnership was approximately $15,024,420, all in Class A shares.

December 31, 2011

Market Sector      Value at Risk        % of Total Capitalization
Commodities		  0.58     	    3.88%
Energies	          0.19              1.29%
Financial Stock Indices   0.05              0.31%
Interest Rates	          0.34	            2.26%
Metals		          0.71	            4.73%
Currencies	          0.29              1.95%
Total		          2.16 million     14.42%


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

The Partnership holds a portion of its assets in cash on deposit with RJO ("RJO") and substantial remainder on deposit with Horizon
Cash Management, LLC. (Horizon) in short term, highly liquid investments. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at the 91-day
Treasury bill rate. In addition, should short term interest rates decline, so will the interest earnings for assets on deposit with Horizon. The Partnership assets managed by Horizon are deposited in an account in the custodial department of the Northern Trust Company, and invested in U.S. government securities and other interest-bearing obligations at the direction of Horizon. Horizon is responsible for the investment management of the assets of the Partnership not deposited with RJO as margin monies or held in Partnership operating accounts. Horizon is registered with the Securities and Exchange Commission
(SEC) as an investment adviser. Horizon may invest in U.S. government securities and other instruments as permitted by the agreement with the Partnership. Horizon receives an annual fee of 0.25% payable monthly on the assets it manages. However, Horizon only receives its service fee if the accrued monthly interest income earned on the assets of the Partnership managed by Horizon exceeds the 91-day U.S. Treasury Bill rate. As of December 31, 2012, the
Partnership had approximately $8.637 million in cash on deposit with RJO and Horizon.

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

The following were the primary trading risk exposures of the Partnership as of December 31,2012, by market sector.

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

Metals. The metals market exposure of the Partnership is to fluctuations in the price of gold and silver (precious metals) and the base metals of copper, aluminum, zinc, and nickel at EMC.

Commodities. The exposure to commodities of the Partnership from EMC Classic Program includes corn, soybeans, soybean meal, soybean oil, wheat, and the softs of coffee, cotton, and sugar, as well as a full complement of other agricultural commodities.

Energy.  The exposure of the Partnership to energy
contracts in the EMC Classic program   is heating oil, unleaded
gasoline, crude oil natural gas and others.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2012.

Foreign Currency Balances. The primary foreign currency balances of the Partnership are in Japanese yen, Euros, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Partnership holds a portion of its assets in cash at R.J. O'Brien and Associates, LLC (RJO).

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

Risk Management

EMC attempts to control risk in all aspects of the investment Process - from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. EMC double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, EMC seeks to control overall risk as well as the risk of any one position, and EMC trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. EMC factors the point of exit into the decision to enter (stop loss). The size of the EMC positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the JWH investment strategies. Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts from a program, or a change in position size in relation to account equity. The weighting of capital committed to various markets in the investment programs is dynamic, and EMC may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

EMC may determine that risks arise when markets are illiquid or erratic, such as may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events. In such cases, EMC at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of the EMC investment strategy. At its discretion, EMC may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others.
Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements and the notes thereto attached to this report.

THE EVEREST FUND, LIMITED PARTNERSHIP
Supplementary Summarized Quarterly Data
For the four Quarters for 2012 and 2011.

                 March 31, 2012  June 30, 2012  September 30, 2012  December 31, 2012
                       Class A       Class A         Class A            Class A
Net Income            $-2,541,700    $207,020       $-899,848          $-972,591
Increase in Net
Asset Value Per Unit   $-556.99      $46.51         $-198.92            $-212.67
Net Asset Value Per Unit
                      $2,726.12     $2,772.63       $2,573.71           $2,361.04
Ending Net Asset Value
                      $12,232,307  $12,432,084     $11,700,455         $8,637,424


                 March 31, 2011  June 30, 2011  September 30, 2011  December 31, 2011
                       Class A       Class A        Class A            Class A
Net Income            $569,387     $-1,841,536     $1,446,616          $-2,499,738
Increase in Net
Asset Value Per Unit   $126.50      $-400.02         $318.94             $-550.28
Net Asset Value Per Unit
                      $3,914.46    $3,514.44       $3,833.38            $3,283.10
Ending Net Asset Value
                      $17,861,265  $15,932,661    $17,415,461          $15,024,419







Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure
None.
Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and
                    Procedures

The General Partner carried out an evaluation, under the supervision and with the participation of the General
Partner's management, including its principal executive
Officer, Peter Lamoureux, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.
Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2012, the General Partner's principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures were effective.

Changes In Internal Control Over Financial Reporting

There was no change in the Partnership's internal control
Over  financial reporting in the 12 months ended December
31, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

   Management assessed the effectiveness of the Partnership's internal control over financial reporting , based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.
Based on that assessment, management concluded that, as of December 31, 2012, the Partnership's internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

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

The officer and director of the General Partner as of December 31, 2012 is listed below:

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

Item 12.  Security Ownership of Certain Owners and
Management and Related Stockholder Matters.

          (a) As of December 31, 2012 there were two partners known to the Partnership to own beneficially more than 5% of the outstanding Units:
Alan L Schoolcraft 20.58%
RBRF Limited Partnership 7.07%
Ruth Davis 5.34%
Alfrieda Durand Bishop Charitable Foundation 5.24%


          (b) As of December 31, 2012, management ownership was: by Peter Lamoureux with 77.353 class A units. This represents 2.11% of class A units of the Partnership.

        (c) As of December 31, 2012, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General
Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions.

          (a)    None other than the compensation
arrangements described herein.

          (b)    None.

          (c)    None.

The Partnership filed Registration Statements on Form S-18 and Form 10, therefore this information is not required to be included.

Item 14.  Principal Accounting Fees and Services

Audit Fees
For the year ended December 31,2012 the aggregate fee billed by Donahue Associates, LLC, Independent
Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

For the year ended December 31,2011 the aggregate fee billed by Donahue Associates, LLC, Independent
Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,750.


Audit Related Fees

 None.

Tax Fees


The audit committee pre-approved all fees for the Everest Partnership, L.P. for fiscal year 2012 and 2011.
For the year ended December 31, 2012, the aggregate fees billed by Donahue Associates, LLC for federal and state tax return preparation totaled $7,000.

For the year ended December 31, 2011, the aggregate fees billed by Donahue Associates, LLC for federal and state tax return preparation totaled $7,000.




All Other Fees

None.


Part IV


Item 15.  Exhibits, Financial Statement, Schedules.

     (a) The following documents are included herein:

         (1)     Financial Statements:

                 	a. Report of Independent Registered
Public Accounting Firm:
Donahue Associates, LLC for 2012
Donahue Associates, LLC for 2011
b. Statements of Financial Condition, December 31, 2012 and 2011.

c. Statements of Operations, Years Ended December 31, 2012 and 2011.

d. Statements of Changes in Partners' Capital, Years Ended
December 31, 2012 and 2011.

e. Statements of Cash Flows, Years Ended December 31, 2012 and 2011.

f. Schedule of Investments, December 31, 2012

g. Schedule of Investments, December 31, 2011


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

Date:	April 1, 2013		The Everest Fund, L.P.


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

Date:  April 1, 2013

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
Futures Fund II L.P. dated March 15, 1996.


 Limited Partnership Agreement for Everest Futures Fund
         II L.P. dated as of March 29, 1996.

Confidential Private Placement Memorandum and Disclosure
         Document dated August 21, 1996.

Advisory Contract between the Partnership, the General
         Partner and EMC Capital Management, Inc. dated
         November  30, 2012.



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


Yours truly,
Peter Lamoureux
President



EVEREST FUND, L.P.
 (An Iowa Limited Partnership)

ACKNOWLEDGEMENT











                 The Everest Fund, L.P.
              (an Iowa Limited Partnership)


                      FINANCIAL REPORT

                   For the Years Ending
            December 31, 2012 and December 31, 2011















 Table of Contents                                               Page(s)

I.	  Report of Independent Registered Public Accounting Firm    1

II.	  Financial Statements

                     Statements of Financial Condition	              2

                     Statements of Operations		              3

                     Statements of Changes in Partners' Capital	      4

                     Statements of Cash Flows			      5

                     Condensed Schedules of Investments		      6

III.	 Notes to the Financial Statements	       	              7-15






             DONAHUE ASSOCIATES, LLC
           Certified Public Accountants



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
The Everest Fund, L.P.
We have audited the accompanying statement of financial condition, including the condensed schedules of investments, of The Everest Fund, L.P. as of December 31, 2012 and December 31, 2011, and the related statements of operations, changes in partners' capital and cash flows each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Everest Fund, L.P.
as of December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Donahue Associates LLC
Monmouth Beach, New Jersey
March 15, 2013


                  The Everest Fund, L.P.
                  (an Iowa Limited Partnership)
                Statements of Financial Condition
            As of December 31, 2012 and December 31, 2011


                                         2012           2011
ASSETS















Equity in broker trading accounts:
  Cash and cash equivalents

$7,309,483

$12,127,486
  Net unrealized gain (loss) on open
                           contracts

      392,692

591,296
                                        ----------    ------------


Total equity at broker trading accounts

$7,702,175

$12,718,782










Cash and cash equivalents

1,593,346

2,459,727

     Interest receivable


                        48

0
                                        ----------    ------------










Total Assets


$9,295,569

$15,178,509








                                        ==========    ============


LIABILITIES















   Management fees payable

                 $15,096

       $24,925

   General partner fees payable

37,013

        69,868

   Redemptions payable

541,387

0

   Accounts payable & accrued expenses

      64,648

59,296
                                       -----------     -----------


       Total Liabilities

$658,144

$154,089










PARTNERS' CAPITAL













   Limited partners, Class A shares: 3,658.32
       and 4,576.29 units outstanding
    8,637,425

15,024,420



                                       -----------     -----------







Total Liabilities & Partners' Capital

   $9,295,569

$15,178,509














                                       ===========    ============







































The accompanying notes are an integral part of these financial statements.






                   The Everest Fund, L.P.
                (an Iowa Limited Partnership)
                   Statements of Operations
        For the Years Ended December 31, 2012 and 2011


Trading gains (losses):                      2012           2011

   Net realized trading gains (losses)    ($2,995,016)    ($344,639)
   Change in unrealized gains (losses)     (198,258)       (444,543)
   Brokerage commissions & fees             (56,259)        (46,079)
                                         ------------    ------------
           Net gain (loss) from trading   ($3,249,533)    ($835,261)


Net investment income:
  Income:
    Interest income                         $34,565          36,557
                                         -----------     ------------
       Total income                         $34,565         $36,557

Expenses:
   Management fees- general partner
$699,772         $979,073
   Management fees- advisors                206,312          339,860
   Advisor incentive fees                         0          143,073
   Professional fees


75,576           57,327
   Administrative expenses                   10,491            7,232
                                         ------------    ------------
          Total administrative expenses     992,151        1,526,565
                                         ============    ============



         Net investment income (loss)
(957,586)      (1,490,008)
                                         ------------    ------------


Net income (loss)                       ($4,207,119)     ($2,325,269)
                                        ==============   ============



Net income(loss)per unit of partner interest ($1,150.01)    ($512.12)

























































































































The accompanying notes are an integral part of these financial statements.






                       The Everest Fund, L.P.
                   (an Iowa Limited Partnership)
            Statement of Changes in Partners' Capital
        For the Years Ended December 31, 2012 and December 31, 2011


Partners' equity at December 31,2010 $17,063,170   4,504.58    $3,787.96

              Additions                  958,779     397.34

              Redemptions              (662,767)   (325.63)

              Offering costs             (9,493)

              Net loss               (2,325,269)
                                    ------------  ------------


Partners' equity at December 31,2011 $15,024,420   4,576.29    $3,283.10
                                    ------------  ------------




































              Additions


335,776

120.69

              Redemptions             (2,512,328)

   (1,038.66)













              Offering costs             (3,324)

              Net loss               (4,207,119)
                                    ------------  ------------

Partners' equity at December 31,2012 $8,637,425

     3,658.32

$2,361.04
                                   ============  ==============




                 The Everest Fund, L.P.
             (an Iowa Limited Partnership)
                Statements of Cash Flows
      For the Years Ended December 31, 2012 and 2011



                                                2012          2011
Cash flows from (for) operating activities
    Net income (loss)


($4,207,119)  ($2,325,269)
 Net changes to reconcile net income (loss)
                               to net cash
 provided (used) by operating activities:
    Unrealized gain (loss) on open contracts

 198,604      444,543
    Interest receivable                                48          198
    Incentive fees payable                              0     (119,237)
    General partenr fees payable                  (32,855)      (5,618)
    Redemptions payable                            541,387          0
    Management fees payable                        (9,829)      (3,760)
    Accounts payable & accrued expenses             5,352      (22,839)
                                             -------------  -----------
       Net cash provided (used) by operating
                                  activities  ($3,504,508) ($2,031,982)



Cash flows from (for)  financing activities:
  Partner additions, net of offering costs










$332,452     $949,286
  Redemptions paid                             (2,512,328)   (662,767)
                                             -------------  -----------
       Net cash provided (used) by financing
                                  activities   (2,179,876)    286,519
                                             -------------  -----------


       Net change in cash & cash equivalent
                                   position
($5,684,384)  ($1,745,463)




Cash & cash equivalent balance at January 1st

14,587,213   16,332,676
                                             -------------  -----------


Cash & cash equivalent balance at December31st $8,902,829   $14,587,213
                                             =============  ===========



       Cash & cash equivalents consist of:

          Cash in broker trading accounts      $7,309,483   $12,127,486

Cash & cash equivalents                         1,593,346     2,459,727
                                              ------------   ----------
        Total cash & cash equivalents

$8,902,829   $14,587,213
                                             =============  ===========





The accompanying notes are an integral part of these financial statements.



               The Everest Fund, L.P.
           (an Iowa Limited Partnership)
         Condensed Schedule of Investments
             As of December 31, 2012


                                             Percent of  Gain (Loss)
             Expiration Dates   Number of    Partners'   on Open
                                Contracts    capital     Contracts
                               ----------   -----------  ----------
Long U.S. Futures
Contracts




Interest rates   13 - Mar 14       171

-0.09%     ($8,125)
Metals
Mar 13             26         -0.35%     (30,181)
Energy           Feb 13
              4          0.17%
      14,519

Agriculture      Feb 13 - Mar 13    12         -0.07%      (6,225)
Currencies       Mar 13 - Sep 14   156          0.33%      28,935
Indices          Jan 13 - Mar       87          1.15%      99,602

                                             ----------------------
     Total Long Futures Contracts




1.14%

98,525

                                             ----------------------

Forward positions
Currencies




                                     -0.21%

(17,763)

Total long positions




                            0.94%

       80,762


Short U.S. Futures Contracts









Interest rates
Mar 13 - Mar 14

    78

-0.05%

      ($4,399)

Metals
Feb               13

9

0.07%

        5,851

Energy
Feb 13 - Mar 13

    10

0.03%

        3,000

Agriculture
Mar 13

             85

1.37%

118,333

Currencies
Mar 13

            46

1.88%

      162,787









                                            -----------  -----------

Total Short Futures Contracts




3.31%

     $285,572
                                            -----------  -----------


Forward positions








Currencies




0.31%

       26,358

                                            -----------  -----------
     Total Short Futures Contracts




3.61%

      311,930

                                            ===========  ===========

Total Futures Contracts




4.55%

$392,692

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



The Everest Fund, L.P.
 (an Iowa Limited Partnership)
Notes to the Financial Statements
For the Years Ended December 31, 2012 and December 31, 2011

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

The table below demonstrates the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011:




                                Level 1       Level 2     Level 3
Assets at December 31, 2012:

Open positions in futures and
             option contracts  $392,692        $0          $0
                              ----------   ----------   ---------

Total assets at fair value     $392,692        $0          $0
                              ==========   ==========   ==========












                                Level 1       Level 2     Level 3
Assets at December 31, 2011:

Open positions in futures and
             option contracts  $591,296        $0          $0
                              ----------   ----------   ---------

Total assets at fair value     $591,296        $0          $0
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







Fair Value of Derivative Instruments
____________________________________


                                                         2012      2011
Speculative Instruments    Location- Statement of    Fair Value  Fair Value
-----------------------      Financial Condition
                          -----------------------    ----------  ----------
Futures Contracts       Net unrealized gain (loss)
                              on open contracts      $392,692     $591,296




                                                         2012       2011
Speculative Instruments   Location- Statement        Fair Value   Fair Value
-----------------------       of Operations
                          ----------------------     ----------   ----------
Futures Contracts Net realized trading gains(losses)($2,995,016) ($344,639) Futures Contracts Change in unrealized gains(losses) ($198,258) ($444,543)




In the normal course of business, the Partnership utilizes derivative contracts, such as futures and option contracts, in connection with its trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The
Partnership's derivative activities are classified by the following primary underlying risks: interest rate, foreign currency exchange rate, and commodity price risks. At
December 31, 2012, the volume of the Partnership's derivative activities based on their notional amounts categorized by primary underlying risk is as follows.




                              Long             Short
Primary underlying risk:      Exposure         Exposure

 Interest Rate                $39,986,819

$2,883,227

 Foreign Currency             $24,813,562

$3,031,875

 Commodity Risk                $3,634,998

$5,824,253

 Stock indices                $21,708,614

$0












Note 3, continued


The Partnership is subject to these risks in the normal course of its investment objectives. The Partnership uses futures and option contracts to gain exposure to, or hedge against, changes in the value of commodities, interest rates, stock indices, or foreign currencies.
A futures contract represents a commitment for the future
 purchase or sale of an asset at a specified price on a specified date. Option contracts entered into give the Partnership the right, but not the obligation, to buy or sell within a limited period of time, a futures contract at a contracted price.

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




5.  Agreements and Related Party Transactions

EMC Capital Management, Inc. (EMC) serves as the
Partnership's commodity trading advisor. EMC receives a monthly management fee equal to 0.167% (2% annually) of the Partnership's month-end net asset value, as defined, and a quarterly incentive fee of 20% of the Partnership's new net trading profits, as defined. The incentive fee is retained by EMC even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

Effective November 2003, the General Partner charges the
Partnership a monthly management fee equal to 0.50%
(6% annually) of the Partnership's Class A beginning-of-month net asset value.

The Partnership's clearing FCM is R.J. O'Brien, a company headquartered in Chicago, Illinois and an FCM registered with the Commodity Futures Trading Commission (CFTC).
R.J. O'Brien charges the Partnership a brokerage commission rate per round-turn trade, plus applicable exchange fees, give up fees and other fees for futures contracts and options contracts executed on registered domestic and foreign exchanges. For trades on certain foreign exchanges, the rates may be higher.

The Partnership earns interest on 95% of the Partnership's average monthly cash balance on deposit with R.J. O'Brien at a rate equal to the average 91-day Treasury Bill rate for US Treasury Bills issued during that month.

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C.
("HCM"). At December 31, 2012 and December 31, 2011 approximately 78% and 79%, respectively, of the Partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM.
HCM receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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



Note 6, continued

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

The unrealized gain (loss) on open futures and forward contracts is comprised of the following:



                                               2012
                                 ----------------------------------
                                 Futures     Forwards      Total
                                ---------   ----------   ----------

Gross unrealized gains
$
143,056      316,328

     $459,384

Gross unrealized losses          (62,294)     (4,399)     (66,693)
                               -----------  ----------  -----------
Net unrealized gains (losses)
$
80,762

      311,930

392,692
                               ===========  ==========  ===========




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

The limited partners bear the risk of loss only to the extent of the net asset value of their Partnership units.




7.  Financial Highlights

The following financial highlights show the Partnership's financial performance for the years ended December 31, 2012 and December 31, 2011.


                                             2012      2011
                                            Class A   Class A


Total return before distributions          (28.09)%

  (13.33)%
                                           ========  ========
Ratio to average net assets:

Management fees                              6.07%     5.78%
Incentive fees                               0.00%     0.85%
Other expenses                               2.32%     2.39%
                                           --------  --------
Total expenses                               8.39%     9.02%
                                           ========  =========










Total return is calculated for all partners throughout the year.
An individual partner's return may vary from these Partnership returns based on the timing of unit transactions.

8. Concentrations of Credit

The Partnership has a significant amount of its assets on deposit with the clearing FCM and at HCM, which are not insured. In the event of the insolvency of the clearing FCM or HCM, recovery of the Partnership's assets may be limited to a pro rata share of available funds.

The Partnership may, from time to time, have deposits at banks that are in excess of insured amounts.


9. Subsequent Events
The Partnership has made a review of material subsequent events from December 31, 2012 through the date of this report and found no material subsequent events reportable during this period.



