Form 10-Q
period 2013-03-31
EVEREST FUND L P
filed 2013-05-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                   3

Statements of Financial Condition                              3
March 31, 2013 (Unaudited) and December 31, 2012 (Audited)

Condensed Schedule of Investments                              4
March 31, 2013 (Unaudited)

Condensed Schedule of Investments                              5
December 31, 2012 (Audited)

Statements of Operations                                      5-6
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)  6-7
For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012 (Unaudited) 7-8

Notes to Financial Statements March 31, 2013                   8

Item 2.    Management's Discussion and Analysis of Financial   18
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about      20
                                              Market Risk

Item 4.    Controls and Procedures	                       21

Part II:	Other Information                              21

Item 1.	   Legal Proceedings                                   21

Item 1A.	Risk Factors	                               21

Item 2.      Unregistered Sales of Equity Securities and Use   21
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                       22

Item 4. Submission of Matters to a Vote of Security Holders    22

Item 5. 	Other Information	                       22

Item 6. 	Exhibits	                               22

PART I.  FINANCIAL INFORMATION
Item 1 Financial Statements

Following are Financial Statements for the three months ended March 31, 2013



                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
	March 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012 (AUDITED)

                                              UNAUDITED     AUDITED
                                           March 31, 2013   DECEMBER 31, 2012
                                        -----------------   -----------------
                            ASSETS
Cash and cash equivalents                    $6,551,744      $7,309,483
Equity in broker trading accounts:
   Cash and cash equivalents                   1,946,617       1,593,346
   Net unrealized trading gains(losses)
                            on open contracts    218,384         392,692
Interest receivable                                   22              48
                                        -----------------   ----------------
      TOTAL ASSETS                           $8,716,766      $ 9,295,569
                                          ===============   ================
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                           $162,253         $541,387
   Management fee payable                         14,367           15,096
   Brokerage fees payable                         38,209           37,014
   Incentive fee payable		               0                0
   Accounts payable & accrued expenses            58,281           64,648
                                              -----------      ------------
      TOTAL LIABILITIES                          273,110          658,145
                                              -----------      ------------

PARTNERS' CAPITAL

   Limited partners, A Shares (3,435.18732
and 3,658.32024 units outstanding)             8,443,656        8,637,424
                                            -------------      ------------
      TOTAL PARTNERS' CAPITAL                  8,443,656        8,637,424
                                            -------------      ------------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                             $ 8,716,766      $ 9,295,569
                                            =============      ============

The accompanying notes are an integral part of this statement.

                                EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2013
		                   UNAUDITED

                               EXPIRATION   NUMBER OF   MARKET        % OF PARTNERS'
                                    DATES   CONTRACTS   VALUE (OTE)    CAPITAL
                         ----------------   ---------  ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates           Jun 13 - Mar 14       385        $ 39,076        0.46%
Metals                   Jun 13                  3          (4,293)      -0.05%
Energy			 May 13                 21	    14,102	  0.17%
Agriculture              May 13                 39          39,456        0.47%
Currencies               Jun 13 - Dec 14       172          73,395        0.87%
Indices			 Apr 13 - Mar 14       116          58,851        0.70%
                                        -----------      ----------    ----------
 			                                   220,587        2.61%
Forward positions
Currencies                                                 (11,404)      -0.14%
                                                         ----------     ---------
   Total long positions                                    209,183        2.48


SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	          Jun 13               76          (16,010)      -0.19%
Metals			  May 13 - Jul 13      28	   (16,705)      -0.20%
Energy			  May 13 - Jun 13       8	   (12,679)	  0.15%
Agriculture		  May 13 - Jun 13     109	    60,666        0.72%
Currencies        	  Jun 13               23          (24,104)      -0.29%
Indices                   Jun 13               17           25,652        0.30%
                                        -----------     ----------     ----------
   			                                    16,820        0.20%
Forward positions
Currencies                                                  (7,619)      -0.09%
                                                        ----------      ---------
   Total short positions                                     9,201        0.11%
                                                       -----------     ----------
TOTAL OPEN CONTRACTS                                       218,384        2.59%
                                                       ===========     ==========

The accompanying notes are an integral part of this statement.

                     THE EVEREST FUND, L.P.
                  (an Iowa Limited Partnership)
                CONDENSED SCHEDULE OF INVESTMENTS
                            December 31, 2012
                               AUDITED
                                                                    Unrealized
                                                                    % of(Loss)
                          Expiration    Number         Partners'    On Open
                             Date     of Contracts     Capital      Contracts
                          ________    ____________    _________    ___________
Long U.S. Futures Contracts
  Interest rates         Mar 13 - Mar 14    171          -0.09%        ($8,125)
  Metals            	 Mar 13		     26		 -0.35%        (30,181)
  Energy		 Feb 13		      4		  0.17%         14,519
  Agriculture            Feb 13 - Mar 13     12          -0.07%         (6,225)
  Currencies		 Mar 13 - Sep 14    156           0.33%         28,935
  Indices		 Jan 13 - Mar 13     87           1.15%         99,602
                                                     ----------       ----------
    Total Long Futures Contracts                          1.14%         98,525
                                                     ----------       ----------
Forward Positions
  Currencies                                             -0.21%        (17,763)
                                                     ----------       ----------
    Total Long Positions                                  0.94%         80,762

Short U.S. Futures Contracts
   Interest rates        Mar 13 - Mar 14     78          -0.05%         ($4,399)
   Metals                Feb 13               9           0.07%           5,851
   Energy                Feb 13 - Mar 13     10           0.03%           3,000
   Agriculture           Mar 13              85           1.37%         118,333
   Currencies            Mar 13              46           1.88%         162,787

                                                     ----------       ----------
   Total Short Futures Contracts                          3.31 %       $285,572
                                                     ----------       ----------
Forward Positions
  Currencies                                              0.31%          26,358
                                                     ----------       ----------
    Total Short Positions                                 3.61%         311,930
                                                     ----------       ----------
Total Futures Contracts                                   4.55 %       $392,692
                                                     ==========       ==========
The accompanying notes are an integral part of these financial statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED March 31, 2013 AND 2012
				   UNAUDITED

                                          THREE MONTHS ENDED     THREE MONTHS ENDED
				           March 31, 2013        March 31, 2012
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                       $   718,095              ($1,630,600)
Change in net unrealized trading gain
  (loss) on open contracts                      (174,974) 	         (633,761)
Net foreign currency translation loss  	           2,487                      550
Brokerage Commissions        	                 (12,237)    	          (13,411)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                    533,371                (2,277,223)

Interest income, net of cash management fees      2,325     	            9,633
                                            ----------------    -------------------
   TOTAL INCOME 	                        535,696                (2,267,590)
                                            ----------------    -------------------
EXPENSES:
   General partner management fees              117,112  	          190,641
   Advisor Management fees                       43,873    	           63,888
   Incentive fees			            0                          0
   Professional fees                             14,597                    19,015
   Administrative expenses                        1,775                       566
                                            ----------------    -------------------
   TOTAL EXPENSES                               177,356  	          274,110
                                            ----------------    -------------------
NET INCOME 	                           $    358,340               $(2,541,700)
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD         $ 104.31                  $(556.45)
                                            ================    ===================


The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED March 31, 2013
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES            TOTAL
                            ----------   ----------------  ------------
BALANCES, January 1, 2013    3,658.32       8,637,424         8,637,424
Additional Units Sold             0                 0                 0
Redemptions                   (223.13)       (552,108)        (552,108)
Less Offering Costs             --                  0                0
Net profit (Loss)               -- 	      358,340          358,340
                           -----------   ---------------   -------------
BALANCES, MARCH 31,2013      3,435.1874     $ 8,443,656       $8,443,656
                           ===========   ===============   =============

Net asset value per unit
   January 1, 2013		    $2,361.04
Net profit (loss) per unit              96.95
                                 ------------
Net asset value per unit
   MARCH 31, 2013                   $2,457.99
                                 ============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED March 31, 2013 AND 2012
				  UNAUDITED

<CAPTI
                                             THREE MONTHS ENDED     THREE MONTHS ENDED
                                               March 31, 2013           March 31, 2012
                                      ---------------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $ 358,340         $(2,541,700)
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:
         Unrealized gain or loss on open commodity
                             futures contracts            174,308             633,761
      Decrease (increase) in interest receivable               26                (179)
      (Decrease) increase in incentive fees payable             0                   0
      (Decrease) increase in management fees payable         (729)             (4,434)
      (Decrease)increase in Broker commissions &
                              fees payable                  1,195	      (11,957)
     (Decrease) increase in other accrued expenses         (6,367)              3,963
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       526,773          (1,920,546)
                                                 ----------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                       (931,242)           (291,359)
   Partner addition of units,net of offering costs              0              82,947
                                                 ----------------   --------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (931,242)           (208,412)
                                                 ----------------   --------------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS      (404,469)         (2,128,958)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD       8,902,829          14,587,212
                                                 ----------------   --------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD           $ 8,498,360         $12,458,254
                                                 ================   ====================
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts                  $1,946,617          $2,041,043
     Cash and cash equivalents                          6,551,744          10,417,211
                                                 -----------------  --------------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS       $ 8,498,360         $12,458,254
                                                 =================  ====================

The accompanying notes are an integral part of these statements

			EVEREST FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS
                        March 31, 2013


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




Currently, R.J. O'Brien and Associates, LLC ("RJO"), 222 South
Riverside Plaza, Suite 900, Chicago, Illinois 60606, serves as the Fund's clearing broker to execute and clear Fund's futures and equities transactions and provide other brokerage-related services. RJO Professional FX is a division of RJO. RJO Professional FX may execute foreign exchange or other over the counter transaction with the Fund as principal. RJO is a subsidiary of R.J. O'Brien Holdings Corporation. RJO is registered with the U.S. Commodity Futures Trading Commission ("CFTC") as a Futures Commission Merchant ("FCM") and is a member of the National Futures Association ("NFA") in several capacities, including as a Forex Dealer Member ("FDM") and is a member of certain principal U.S. contracts markets. RJO is a full clearing member of the CME Group, the IntercontinentalExchange, NYSE Liffe U.C., and the CBOE Futures Exchange ("CFE").



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


The table below demonstrates the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and March 31, 2012:

                                     Level 1        Level 2      Level 3
Assets at March 31,2013:
Open positions in futures and
             option contracts       $218,384
                                    ----------     ----------    ---------
Total assets at fair value          $218,384         $0             $0
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

EMC Capital Management, Inc. (EMC), 2201 Waukegan
Road, Suite West 240, Bannockburn, IL 60015; telephone: 847-267-8700, serves as the Partnership's Commodity Trading Advisor (CTA).
  EMC receives a monthly management fee equal to 0.167%
(2% annually) of the Partnership's month-end net asset value, (as defined), and a quarterly incentive fee of 20% of the Partnership's new net trading profits. The incentive fee is retained by EMC even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM"). At March 31, 2013 and 2012 approximately 99.78% and 99.86%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of 0.25%
(0.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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

Fair Value of Derivative Instruments

                                                                  2013         2012
Speculative Instruments   Location- Statement of Financial    Fair Value   Fair Value
                                             Condition
______________________    ________________________________    __________   ___________
Futures Contracts               Net unrealized gain (loss)
                                        on open contracts      $218,384    ($42,465)


                                                                  2013          2012
Speculative Instruments   Location- Statement of Operations    Fair Value   Fair Value
_______________________   _________________________________   ____________  __________
Futures Contracts       Net realized trading gains(losses)     $708,346     ($1,630,050)
Futures Contracts       Change in unrealized gains(losses)    ($174,974)      ($633,761)



Asset Derivatives
                    Balance Sheet
                    Location                          Fair Value      #of contracts
                  _____________________              ____________     _____________
Agricultural
   Net unrealized trading gains on open contracts       39,456            39
Currencies
   Net unrealized trading gains on open contracts       73,395           172
Energy
   Net unrealized trading gains on open contracts       14,102            21
Metals
   Net unrealized trading gains on open contracts       (4,293)            3
Interest rates
   Net unrealized trading gains on open contracts       39,076           385
Indices
   Net unrealized trading gains on open contracts       58,851           116
Currencies-Forward positions
   Net unrealized trading gains on open contracts      (11,404)

                                                     ============     ===========
                                                        209,183          736




Liability Derivatives
                Balance Sheet Location
                                                      Fair Value     #of contracts    Net
                                                    _____________   ______________  _______
Agricultural
    Net unrealized trading gains on open contracts     60,666           109         100,122
Currencies
    Net unrealized trading gains on open contracts    (24,104)           23          49,291
Energy
    Net unrealized trading gains on open contracts    (12,679)            8           1,423
Metals
    Net unrealized trading gains on open contracts    (16,705)           28         (20,998)
Interest rates
    Net unrealized trading gains on open contracts    (16,010)           76          23,066
Indices
    Net unrealized trading gains on open contracts     25,652            17          84,503
Currencies-Forward positions
    Net unrealized trading gains on open contracts     (7,619)                      (19,023)

                                                     ============    ==========    =========
                                                        9,201           261         218,384



Trading Revenue for the Three Months Ended March 31, 2013
Line Item in Income Statement

Realized                       708,346
Change in unrealized          (174,974)
                             ===========
                               533,371

Includes net foreign currency translation gain(loss)




Trading Revenue for the Three Months Ended March 31, 2012
Line Item in Income Statement

Realized                    (1,630,050)
Change in unrealized          (633,761)
                            ===========
                            (2,263,811)

Includes net foreign currency translation gain(loss)



Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold
Three months ended March 31, 2013

Total                          708,346
                             ============
3 month average                236,115



Total average of futures contracts bought and sold
Three months ended March 31, 2012

Total                        (1,630,050)
                             ============
3 month average                (543,350)

For the three months ended March 31, 2013, the monthly average of futures contracts bought and sold was approximately .


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

(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the three months ended March 31, 2013 and March 31, 2012.

                                     March 31, 2013     March 31, 2012
                                ---------------------  -----------------
                                        Class A               Class A
                                 --------------------  -----------------
Total return before distributions*        4.11%              (16.97)%
                                      ===============    ===============
Ratio to average net assets:
      Net investment Income (loss)**    (8.15)%               (7.98)%
                                      ===============    ===============
      Management fees                     1.36%                 1.44%
      Incentive fees                      0.00%                 0.00%
      Other expenses                      0.70%                 0.63%
                                      ---------------    ---------------
      Total expenses**                    2.06%                 2.07%
                                      ===============    ===============

*Not annualized
**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of March 31, 2013, the statements of operations for the three months ended March 31, 2013 and 2012, the statements of cash flows and changes in partners' capital (net asset value) for the three months ended March 31, 2013 and 2012 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012, cash flows and changes in partners' capital (net asset value) for the three months ended March 31, 2013 and 2012. The results of operations for the full three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.



 Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operation

Each months ended March 31, 2013 compared to each months ended
March 31, 2012.

Class A Units were positive 6.17% in January 2013 resulting in a Net Asset Value per unit of $2,506.77 as of January 31, 2013. Class A Units were negative 13.32% in January 2012 resulting in a Net Asset Value per unit of $2,845.95 as of January 31, 2012. The Fund and EMC was up nicely in January. Price trends did in fact reappear in January as the "fiscal cliff" was avoided. Profits came in currency trading, metals, energies, and stock indices. We are pleased to begin 2013 on a strong note.


Class A Units were negative 4.17% in February 2013 resulting in a Net Asset Value per unit of $2,402.34 as of February 28, 2013. Class A Units were negative 0.66% in February 2012 resulting in a Net Asset Value per unit of $2,827.04 as of February 29, 2012. In February the Fund gave back more than half the gains from January. The "sequester" created uncertainty in the markets and trend following systems do not usually do well with uncertainty. Gains in commodities were not enough to offset losses in currencies, energies, metals, and stock indices for the month.


Class A Units were positive 2.32% in March 2013 resulting in a Net Asset Value per unit of $2,457.99 as of March 31, 2013. Class A Units were negative 3.57% in March 2012 resulting in a Net Asset Value per unit of $2,726.12 as of March 31, 2012.
In March the Fund had a gain of just over 2%. EMC was able
 to post a positive return despite the fact that energies, grains and metals were "range bound" with little real change for the month. Profits came from currencies, financials, softs and stock indices.


Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2012.

Item 4.			Controls and Procedures

As of March 31, 2013 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.


                      Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.


 Item 1A.	Risk Factors

There has been no material change with respect to risk factors since the "Risk Factors" were disclosed in the Form 10K of the Partnership dated December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds



RECENT SALES OF UNREGISTERED SECURITIES A UNITS

                    Three months             Three months
                  ended March 31, 2013     ended March31,2012

Units Sold                0                     29.26

Value of Units Sold      $0                    $83,777


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

                                EVEREST FUND, L.P.
Date: May 15, 2013     By:  Everest Asset Management, Inc.,
                                                    its General Partner
				          By:__/s/ Peter
Lamoureux_______________________________
					        Peter Lamoureux
					        President
32