Form 10-Q
period 2013-06-30
EVEREST FUND L P
filed 2013-08-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                   3

Statements of Financial Condition                              3
June 30, 2013 (Unaudited) and December 31, 2012 (Audited)

Condensed Schedule of Investments                              4
June 30, 2013 (Unaudited)

Condensed Schedule of Investments                              5
December 31, 2012 (Audited)

Statements of Operations                                      5-6
For the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)  6-7
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)

Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012 (Unaudited)   7-8

Notes to Financial Statements June 30, 2013                     8

Item 2.    Management's Discussion and Analysis of Financial   18
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about      20
                                              Market Risk

Item 4.    Controls and Procedures	                       21

Part II:	Other Information                              21

Item 1.	   Legal Proceedings                                   21

Item 1A.	Risk Factors	                               21

Item 2.      Unregistered Sales of Equity Securities and Use   21
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                       22

Item 4. Submission of Matters to a Vote of Security Holders    22

Item 5. 	Other Information	                       22

Item 6. 	Exhibits	                               22

PART I.  FINANCIAL INFORMATION
Item 1 Financial Statements

Following are Financial Statements for the three months ended June 30, 2013



                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
	June 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012 (AUDITED)

                                              UNAUDITED     AUDITED
                                           June 30, 2013   DECEMBER 31, 2012
                                        -----------------   -----------------
                            ASSETS
Cash and cash equivalents                     $5,943,821      $7,309,483
Equity in broker trading accounts:
   Cash and cash equivalents                   1,642,548       1,593,346
   Net unrealized trading gains(losses)
                            on open contracts    290,772         392,692
Interest receivable                                   19              48
                                        -----------------   ----------------
      TOTAL ASSETS                            $7,877,160      $9,295,569
                                           ==============   ================
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                $0         $541,387
   Management fee payable                         13,000           15,096
   Brokerage fees payable                         36,075           37,014
   Incentive fee payable		               0                0
   Accounts payable & accrued expenses            41,359           64,648
                                              -----------      ------------
      TOTAL LIABILITIES                           90,434          658,145
                                              -----------      ------------

PARTNERS' CAPITAL

   Limited partners, A Shares (3,435.18732
and 3,658.32024 units outstanding)             7,786,726        8,637,424
                                            -------------      ------------
      TOTAL PARTNERS' CAPITAL                  7,786,726        8,637,424
                                            -------------      ------------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                             $ 7,877,160      $ 9,295,569
                                            =============      ============

The accompanying notes are an integral part of this statement.

                                EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 June 30, 2013
		                   UNAUDITED

                               EXPIRATION   NUMBER OF   MARKET        % OF PARTNERS'
                                    DATES   CONTRACTS   VALUE (OTE)    CAPITAL
                         ----------------   ---------  ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates           Sep 13                 60         $(8,549)      -0.11%
Agriculture              Aug 13-Dec 13          49           9,871        0.13%
Currencies               Sep 13                 16         (38,175)      -0.49%
Indices			 Sep 13                 28         (13,320)      -0.17%
                                          -----------    ----------    ----------
 			                                   (50,173)      -0.64%
Forward positions
Currencies                                                  59,541        0.76%
                                                         ----------     ---------
   Total long positions                                      9,367        0.12%


SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	          Jul 13-Sep 14        448         134,423       1.73%
Metals			  Aug 13-Sep 13         68	   127,294       1.63%
Energy			  Aug 13-Sep 13         30	   (21,629)	-0.28%
Agriculture		  Aug 13-Dec 13         92	    55,417       0.71%
Currencies        	  Sep 13-Mar 15         64          22,890       0.29%
Indices                   Jul 13-Sep 13         10          (9,650)     -0.12%
                                        -----------     ----------     ----------
   			                                   308,745       3.97%
Forward positions
Currencies                                                 (27,340)      -0.35%
                                                        ----------      ---------
   Total short positions                                   281,405        3.61%
                                                        ----------     ----------
TOTAL OPEN CONTRACTS                                       290,772        3.73%
                                                       ===========     ==========


The accompanying notes are an integral part of this statement.

                     THE EVEREST FUND, L.P.
                  (an Iowa Limited Partnership)
                CONDENSED SCHEDULE OF INVESTMENTS
                            December 31, 2012
                               AUDITED

                                                                    Unrealized
                                                                    % of(Loss)
                          Expiration    Number         Partners'    On Open
                             Date     of Contracts     Capital      Contracts
                          ----------  -------------   -----------  -----------

Long U.S. Futures Contracts
  Interest rates         Mar 13 - Mar 14    171         -0.09%        ($8,125)
  Metals            	 Mar 13		     26		-0.35%        (30,181)
  Energy		 Feb 13		      4		 0.17%         14,519
  Agriculture            Feb 13 - Mar 13     12         -0.07%         (6,225)
  Currencies		 Mar 13 - Sep 14    156          0.33%         28,935
  Indices		 Jan 13 - Mar 13     87          1.15%         99,602
                                                     ----------       ---------
    Total Long Futures Contracts                         1.14%         98,525
                                                     ----------       ---------
Forward Positions
  Currencies                                            -0.21%        (17,763)
                                                     ----------       ---------
    Total Long Positions                                 0.94%         80,762

Short U.S. Futures Contracts
   Interest rates        Mar 13 - Mar 14     78         -0.05%         ($4,399)
   Metals                Feb 13               9          0.07%           5,851
   Energy                Feb 13 - Mar 13     10          0.03%           3,000
   Agriculture           Mar 13              85          1.37%         118,333
   Currencies            Mar 13              46          1.88%         162,787

                                                     ----------       ---------
   Total Short Futures Contracts                         3.31 %       $285,572
                                                     ----------       ---------
Forward Positions
  Currencies                                             0.31%          26,358
                                                     ----------       ---------
    Total Short Positions                                3.61%         311,930
                                                     ----------       ---------
Total Futures Contracts                                  4.55 %       $392,692
                                                     ==========       =========



The accompanying notes are an integral part of these financial statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED June 30, 2013 AND 2012
				   UNAUDITED

                                        THREE MONTHS ENDED      THREE MONTHS ENDED
				           June 30, 2013            June 30, 2012
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                       $  (455,087)               $ 554,239
Change in net unrealized trading gain
  (loss) on open contracts                        54,732 	         (159,956)
Net foreign currency translation loss  	          (2,146)                  77,562
Brokerage Commissions        	                 (14,060)    	          (17,102)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                    (416,561)                 454,742

Interest income, net of cash management fees         537     	            9,092
                                            ----------------    -------------------
   TOTAL INCOME 	                        (416,024)                 463,835
                                            ----------------    -------------------
EXPENSES:
   General partner management fees              111,105 	          173,157
   Advisor Management fees                       40,806    	           63,871
   Incentive fees			            0                          0
   Professional fees                             20,725                    16,855
   Administrative expenses                        1,329                     2,931
                                            ----------------    -------------------
   TOTAL EXPENSES                               173,965  	          256,815
                                            ----------------    -------------------
NET INCOME 	                              $(589,989)                 $207,020
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD         $(173.19)                   $46.17
                                            ================    ===================


The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED June 30, 2013 AND 2012
				   UNAUDITED

                                          SIX MONTHS ENDED       SIX MONTHS ENDED
				           June 30, 2013           June 30, 2012
                                        --------------------    ------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                          $263,008             $(1,076,362)
Change in net unrealized trading gain
  (loss) on open contracts                      (120,242) 	        (793,717)
Net foreign currency translation loss                342  	          78,112
Brokerage Commissions                            (26,297)  	         (30,514)
                                        --------------------    ------------------
   NET TRADING INCOME (LOSS)                     116,810              (1,822,480)

Interest income, net of cash management fees       2,862    	          18,725
                                            ----------------    ------------------
   TOTAL INCOME (LOSS) 	                         119,672              (1,803,755)
                                            ----------------    ------------------
EXPENSES:
   General partner management fees               228,216    	         363,798
   Advisor Management fees                        84,679      	         127,759
   Incentive fees			             0                       0
   Professional fees                              35,322                  35,870
   Administrative expenses                         3,104                   3,498
                                            ----------------    ------------------
   TOTAL EXPENSES                                351,321    	         530,925
                                            ----------------    ------------------
NET INCOME (LOSS)	                       $(231,649)            $(2,334,680)
                                            ================    ==================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD           $(68.00)               $(520.68)
                                            ================    ==================


The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE SIX MONTHS ENDED June 30, 2013
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES            TOTAL
                            ----------   ----------------  -----------
BALANCES, January 1, 2013    3,658.32       8,637,424        8,637,424
Additional Units Sold             0                 0                0
Redemptions                   (251.68)       (619,049)        (619,049)
Less Offering Costs             --                  0                0
Net profit (Loss)               -- 	     (231,649)        (231,649)
                           -----------   ---------------   ------------
BALANCES, JUNE 30,2013       3,406.65      $7,786,726       $7,786,726
                           ===========   ===============   ============

Net asset value per unit
   January 1, 2013		    $2,361.04
Net profit (loss) per unit             (75.29)
                                 --------------
Net asset value per unit
   JUNE 30, 2013                    $2,285.75
                                 ==============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED June 30, 2013 AND 2012
				  UNAUDITED

                                             THREE MONTHS ENDED    THREE MONTHS ENDED
                                               June 30, 2013          June 30, 2012
                                            ---------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $(231,649)      $(2,334,680)
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:
         Unrealized gain or loss on open commodity
                             futures contracts            101,920           793,699
      Decrease (increase) in interest receivable               28            (1,112)
      (Decrease) increase in incentive fees payable             0                 0
      (Decrease) increase in management fees payable       (2,097)           (4,235)
      (Decrease)increase in Broker commissions &
                              fees payable                   (938)	     (8,077)
      (Decrease) increase in O&O Expense                        0               594
     (Decrease) increase in other accrued expenses        (23,288)          (13,479)
                                                 ----------------   ------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (156,024)       (1,567,290)
                                                 ----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                     (1,160,436)         (391,067)
   Partner addition of units,net of offering costs              0           154,235
                                                 ----------------   ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (1,160,436)         (236,832)
                                                 ----------------   ------------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS    (1,316,460)       (1,804,122)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD       8,902,829        14,587,212
                                                 ----------------   ------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD           $ 7,586,369       $12,783,089
                                                 ================   ==================
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts                  $1,642,548        $2,096,288
     Cash and cash equivalents                          5,943,821        10,686,801
                                                 -----------------  ------------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS       $ 7,586,369       $12,783,089
                                                 =================  ==================

The accompanying notes are an integral part of these statements

			EVEREST FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS
                        June 30, 2013


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


The table below demonstrates the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and June 30, 2012:

                                     Level 1        Level 2      Level 3
Assets at June 30,2013:
Open positions in futures and
             option contracts       $290,772
                                    ----------     ----------    ---------
Total assets at fair value          $290,772            $0           $0
                                    ==========     ==========    ==========


                                     Level 1        Level 2      Level 3
Assets at June 30,2012:
Open positions in futures and
             option contracts       $(202,403)
                                    ----------     ----------    ---------
Total assets at fair value          $(202,403)          $0            $0
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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM"). At June 30, 2013 and 2012 approximately 99.725% and 99.80%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of 0.25% (0.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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

Fair Value of Derivative Instruments

                                                                  2013         2012
Speculative Instruments   Location- Statement of Financial    Fair Value   Fair Value
                                             Condition
______________________    ________________________________    __________   ___________
Futures Contracts               Net unrealized gain (loss)
                                        on open contracts      $290,772    ($202,403)


                                                                  2013          2012
Speculative Instruments   Location- Statement of Operations    Fair Value   Fair Value
_______________________   _________________________________   ____________  __________
Futures Contracts       Net realized trading gains(losses)     $263,008     ($1,076,362)
Futures Contracts       Change in unrealized gains(losses)    ($120,242)      ($793,717)



Asset Derivatives
                    Balance Sheet
                    Location                          Fair Value      #of contracts
                  _____________________              ____________     _____________
Agricultural
   Net unrealized trading gains on open contracts        9,871            49
Currencies
   Net unrealized trading gains on open contracts      (38,175)           16
Interest rates
   Net unrealized trading gains on open contracts       (8,549)           60
Indices
   Net unrealized trading gains on open contracts      (13,320)           28
Currencies-Forward positions
   Net unrealized trading gains on open contracts       59,541

                                                     ============     ===========
                                                         9,367           153




Liability Derivatives
                Balance Sheet Location
                                                      Fair Value     #of contracts    Net
                                                    _____________   ______________  _______
Agricultural
    Net unrealized trading gains on open contracts     55,417           92          65,288
Currencies
    Net unrealized trading gains on open contracts     22,890           64          (15,285)
Energy
    Net unrealized trading gains on open contracts    (21,629)          30          (21,629)
Metals
    Net unrealized trading gains on open contracts    127,294           68          127,294
Interest rates
    Net unrealized trading gains on open contracts    134,423          448          125,874
Indices
    Net unrealized trading gains on open contracts     (9,650)          10          (22,970)
Currencies-Forward positions
    Net unrealized trading gains on open contracts    (27,340)                       32,201

                                                     ============    ==========    =========
                                                       32,201           712         290,772



Trading Revenue for the six Months Ended June 30, 2013
Line Item in Income Statement

Realized                       237,053
Change in unrealized          (120,242)
                             ===========
                               116,811

Includes net foreign currency translation gain(loss)




Trading Revenue for the six Months Ended June 30, 2012
Line Item in Income Statement

Realized                    (1,028,763)
Change in unrealized          (793,717)
                            ===========
                            (1,822,480)

Includes net foreign currency translation gain(loss)



Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold six months ended June 30, 2013

Total                          237,053
                             ============
6 month average                 39,509



Total average of futures contracts bought and sold six months ended June 30, 2012

Total                        (1,015,352)
                             ============
6 month average                (169,225)

For the three months ended June 30, 2013, the monthly average of futures contracts bought and sold was approximately (157,098).


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

(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the six months ended June 30, 2013 and June 30, 2012.

                                     June 30, 2013        June 30, 2012
                                    -----------------    ---------------
                                        Class A               Class A
                                    -----------------    ---------------
Total return before distributions*       (3.19)%              (15.55)%
                                      ===============    ===============
Ratio to average net assets:
      Net investment Income (loss)**     (8.30)%               (7.85)%
                                      ===============    ===============
      Management fees                     2.72%                 2.79%
      Incentive fees                      0.00%                 0.00%
      Other expenses                      1.47%                 1.28%
                                      ---------------    ---------------
      Total expenses**                    8.37%                 8.14%
                                      ===============    ===============

*Not annualized
**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of June 30, 2013, the statements of operations for the three and six months ended June 30, 2013 and 2012, the statements of cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2013 and 2012 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2013, results of operations for the Six months ended June 30, 2013 and 2012, cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2013 and 2012. The results of operations for the full six months ended
June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.



 Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operation

Each months ended June 30, 2013 compared to each months ended
June 30, 2012.

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


Class A Units were positive 1.85% in April 2013 resulting in a Net Asset Value per unit of $2,503.40 as of April 30, 2013. Class A Units were negative 1.80% in April 2012 resulting in a Net Asset Value per unit of $2,677.00 as of April 30, 2012. In April the Fund gained 1.85%. Profits came in metals, energies and stock indices, with smaller gains in financials. We were impressed by EMC's ability to hold on to profits in the metals sector as the abrupt decline in gold and silver prices was followed by a sharp reversal to the upside. This can be a very difficult combination for a trend follower but EMC's sophisticated risks overlays were effective.


Class A Units were negative 6.32% in May 2013 resulting in a Net Asset Value per unit of $2,345.31 as of May 31, 2013. Class A Units were positive 15.78% in May 2012 resulting in a Net Asset Value per unit of $3,099.31 as of May 31, 2012. In May the Fund experienced a loss, most of which was generated on Thursday/Friday the 23rd/24th by events and news from China creating a one day downturn of 7 1/2% in the Japanese equity index (Nikkei 225). There were reversals in other China sensitive markets like the yen, the Hang Seng, the SP200 Australian Index and even soybean prices. With large abrupt price changes across a number of futures contracts, EMC's trend following approach, despite what we believe to be sophisticated risk management overlays, got caught up and was not able to recover in the last week of trading.


Class A Units were negative 2.54% in June 2013 resulting in a Net Asset Value per unit of $2,285.75 as of June 30, 2013. Class A Units were negative 10.54% in June 2012 resulting in a Net Asset Value per unit of $2,772.63 as of June 30, 2012.
The Fund fluctuated during the month of June ending with gains in metals, grains and financials but larger overall losses in stock indices, energies, soft and currencies.
This was a very volatile month and while volatility can be a friend of trend following the volatility this month had metals, equity indices, bonds and currencies fluctuating in both directions in short periods of time.


Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2012.

Item 4.			Controls and Procedures

As of June 30, 2013 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.


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



RECENT SALES OF UNREGISTERED SECURITIES A UNITS

                      Six months               Six months
                  ended June 30, 2013     ended June 30,2012

Units Sold                0                     54.52

Value of Units Sold      $0                    $155,777


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

                                EVEREST FUND, L.P.
Date: August 14, 2013     By:  Everest Asset Management, Inc.,
                                                    its General Partner
				          By:__/s/ Peter
Lamoureux_______________________________
					        Peter Lamoureux
					        President
32