Form 10-Q
period 2013-09-30
EVEREST FUND L P
filed 2013-11-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                   3

Statements of Financial Condition                              3
September 30, 2013 (Unaudited) and December 31, 2012 (Audited)

Condensed Schedule of Investments                              4
September 30, 2013 (Unaudited)

Condensed Schedule of Investments                              5
December 31, 2012 (Audited)

Statements of Operations                                      5-6
For the Three and nine Months Ended
September 30, 2013 and 2012 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)  6-7
For the Nine Months Ended September 30, 2013 and 2012 (Unaudited)

Statements of Cash Flows
For the Nine Months Ended September 30, 2013                  7-8
and 2012 (Unaudited)

Notes to Financial Statements September 30, 2013                8

Item 2.    Management's Discussion and Analysis of Financial   18
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about      20
                                              Market Risk

Item 4.    Controls and Procedures	                       21

Part II:	Other Information                              21

Item 1.	   Legal Proceedings                                   21

Item 1A.	Risk Factors	                               21

Item 2.      Unregistered Sales of Equity Securities and Use   21
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                       22

Item 4. Submission of Matters to a Vote of Security Holders    22

Item 5. 	Other Information	                       22

Item 6. 	Exhibits	                               22

PART I.  FINANCIAL INFORMATION
Item 1 Financial Statements

Following are Financial Statements for the three months ended September 30, 2013



                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
	September 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012 (AUDITED)

                                              UNAUDITED     AUDITED
                                           September 30, 2013   DECEMBER 31, 2012
                                        -----------------   -----------------
                            ASSETS
Cash and cash equivalents                     $4,876,689      $7,309,483
Equity in broker trading accounts:
   Cash and cash equivalents                   2,086,418       1,593,346
   Net unrealized trading gains(losses)
                            on open contracts    (35,088)        392,692
Interest receivable                                   16              48
                                        -----------------   ----------------
      TOTAL ASSETS                            $6,928,035      $9,295,569
                                           ==============   ================
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                           $20,753         $541,387
   Management fee payable                         11,413           15,096
   Brokerage fees payable                         29,027           37,014
   Incentive fee payable		               0                0
   Accounts payable & accrued expenses            51,423           64,648
                                              -----------      ------------
      TOTAL LIABILITIES                          112,615          658,145
                                              -----------      ------------

PARTNERS' CAPITAL

   Limited partners, A Shares (3,435.18732
and 3,658.32024 units outstanding)             6,815,420        8,637,424
                                            -------------      ------------
      TOTAL PARTNERS' CAPITAL                  6,815,420        8,637,424
                                            -------------      ------------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                              $6,928,035       $9,295,569
                                            =============      ============

The accompanying notes are an integral part of this statement.

                                EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        CONDENSED SCHEDULE OF INVESTMENTS
                                September 30, 2013
		                   UNAUDITED

                               EXPIRATION   NUMBER OF   MARKET        % OF PARTNERS'
                                    DATES   CONTRACTS   VALUE (OTE)    CAPITAL
                         ----------------   ---------  ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates           Dec 13                 81         $84,019         1.23%
Metals                   Dec 13                  4         (11,372)       -0.17%
Energy                   Nov 13-Dec 13          20         (31,821)       -0.47%
Agriculture              Nov 13-Mar 14          94          (3,286)       -0.05%
Currencies               Dec 13                110         113,994         1.67%
Indices			 Oct 13-Dec 13          81         (46,480)       -0.68%
                                          -----------    ----------    ----------
 			                                   105,054         1.54%
Forward positions
Currencies                                                (108,163)       -1.59%
                                                         ----------     ---------
   Total long positions                                     (3,109)       -0.05%


SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	          Dec 13-Jun 14        196        (102,928)       -1.51%
Metals			  Dec 13-Jan 14         32	     1,770         0.03%
Energy			  Nov 13                 7	     4,080	   0.06%
Agriculture		  Nov 13-Jan 14         63	    38,240         0.56%
Indices                   Dec 13                21          (2,748)       -0.04%
                                        -----------     ----------     ----------
   			                                   (61,586)       -0.90%
Forward positions
Currencies                                                  29,607         0.43%
                                                        ----------      ---------
   Total short positions                                   (31,979)       -0.47%
                                                        ----------     ----------
TOTAL OPEN CONTRACTS                                       (35,088)       -0.51%
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

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED September 30, 2013 AND 2012
				   UNAUDITED

                                        THREE MONTHS ENDED      THREE MONTHS ENDED
				        September 30, 2013     September 30, 2012
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                       $  (391,337)               $(836,784)
Change in net unrealized trading gain
  (loss) on open contracts                      (313,292) 	          204,347
Net foreign currency translation loss  	          (4,769)                    (324)
Brokerage Commissions        	                 (15,651)    	          (12,122)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                    (725,050)                 (644,883)

Interest income, net of cash management fees         489     	             8,404
                                            ----------------    -------------------
   TOTAL INCOME 	                        (724,561)                 (636,479)
                                            ----------------    -------------------
EXPENSES:
   General partner management fees               96,370 	          177,627
   Advisor Management fees                       35,933    	           61,853
   Incentive fees			            0                          0
   Professional fees                             22,977                    17,416
   Administrative expenses                          834                     6,473
                                            ----------------    -------------------
   TOTAL EXPENSES                               156,114  	          263,369
                                            ----------------    -------------------
NET INCOME 	                              $(880,675)                $(899,848)
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD         $(261.83)                 $(197.94)
                                            ================    ===================


The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED September 30, 2013 AND 2012
				   UNAUDITED

                                          NINE MONTHS ENDED       NINE MONTHS ENDED
				          September 30, 2013      September 30, 2012
                                        --------------------    ------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                          $(128,329)          $(1,913,146)
Change in net unrealized trading gain
  (loss) on open contracts                       (433,535) 	       (589,371)
Net foreign currency translation loss              (4,428)  	         78,788
Brokerage Commissions                             (41,949)  	        (42,635)
                                        --------------------    ------------------
   NET TRADING INCOME (LOSS)                     (608,240)           (2,467,363)

Interest income, net of cash management fees        3,351    	         27,129
                                            ----------------    ------------------
   TOTAL INCOME (LOSS) 	                         (604,889)           (2,440,234)
                                            ----------------    ------------------
EXPENSES:
   General partner management fees                324,586    	        541,425
   Advisor Management fees                        120,612      	        189,612
   Incentive fees			             0                      0
   Professional fees                               58,299                53,286
   Administrative expenses                          3,938                 9,971
                                            ----------------    ------------------
   TOTAL EXPENSES                                 507,435    	        794,295
                                            ----------------    ------------------
NET INCOME (LOSS)	                      $(1,112,324)          $(3,234,528)
                                            ================    ==================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD           $(330.70)             $(711.49)
                                            ================    ==================


The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED September 30, 2013
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES            TOTAL
                            ----------   ----------------  -----------
BALANCES, January 1, 2013    3,658.32       8,637,424        8,637,424
Additional Units Sold             0                 0                0
Redemptions                   (294.78)       (709,680)        (709,680)
Less Offering Costs             --                  0                0
Net profit (Loss)               -- 	   (1,112,324)      (1,112,324)
                           -----------   ---------------   ------------
BALANCES,SEPTEMBER 30,2013  3,363.536      $6,815,420       $6,815,420
                           ===========   ===============   ============

Net asset value per unit
   January 1, 2013		    $2,361.04
Net profit (loss) per unit            (334.77)
                                 --------------
Net asset value per unit
   SEPTEMBER 30, 2013               $2,026.27
                                 ==============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED September 30, 2013 AND 2012
				  UNAUDITED

                                        NINE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30, 2013    SEPTEMBER 30, 2012
                                       ---------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $(1,112,324)      $(3,234,528)
   Adjustments to reconcile net income(loss) to net cash
    used in operating activities:
         Unrealized gain or loss on open commodity
                             futures contracts       427,780             589,370
      Decrease (increase) in interest receivable          32                (154)
      (Decrease) increase in incentive fees payable        0                 0
      (Decrease) increase in management fees payable  (3,683)             30,479
      (Decrease)increase in Broker commissions &
                              fees payable            (7,987)	         (49,165)
      (Decrease) increase in O&O Expense                   0                 495
     (Decrease) increase in other accrued expenses   (13,224)             (7,651)
                                            ----------------   ------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (709,406)         (2,671,154)
                                            ----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemption of partnership units                (1,230,315)           (411,888)
   Partner addition of units,net of offering cost          0             332,452
                                                 ----------------   ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES(1,230,315)            (79,436)
                                             ----------------   ------------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS(1,939,721)         (2,750,590)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD   8,902,829          14,587,212
                                             ----------------   ------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD        $6,963,107         $11,836,622
                                             ================   ==================
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in broker  trading accounts              $2,086,418          $2,039,736
     Cash and cash equivalents                      4,876,689           9,796,885
                                             -----------------  ------------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS    $6,963,107         $11,836,622
                                                 =================  ==================

The accompanying notes are an integral part of these statements

			EVEREST FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS
                        September 30, 2013


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


The table below demonstrates the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and September 30, 2012:

                                     Level 1        Level 2      Level 3
Assets at September 30,2013:
Open positions in futures and
             option contracts       $(35,088)
                                    ----------     ----------    ---------
Total assets at fair value          $(35,088)            $0           $0
                                    ==========     ==========    ==========


                                     Level 1        Level 2      Level 3
Assets at September 30,2012:
Open positions in futures and
             option contracts       $1,926
                                    ----------     ----------    ---------
Total assets at fair value          $1,926             $0            $0
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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM"). At September 30, 2013 and 2012 approximately 99.636% and 99.824%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of 0.25% (0.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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

Fair Value of Derivative Instruments

                                                                  2013         2012
Speculative Instruments   Location- Statement of Financial    Fair Value   Fair Value
                                             Condition
______________________    ________________________________    __________   ___________
Futures Contracts               Net unrealized gain (loss)
                                        on open contracts      ($35,088)    $1,926


                                                                  2013          2012
Speculative Instruments   Location- Statement of Operations    Fair Value   Fair Value
_______________________   _________________________________   ____________  __________
Futures Contracts       Net realized trading gains(losses)     ($128,329)   ($1,913,146)
Futures Contracts       Change in unrealized gains(losses)     ($433,535)     ($589,371)



Asset Derivatives
                    Balance Sheet
                    Location                          Fair Value      #of contracts
                  _____________________              ____________     _____________
Agricultural
   Net unrealized trading gains on open contracts       (3,286)            94
Currencies
   Net unrealized trading gains on open contracts      113,994            110
Energy
   Net unrealized trading gains on open contracts      (31,821)            20
Metals
   Net unrealized trading gains on open contracts      (11,372)             4
Interest rates
   Net unrealized trading gains on open contracts       84,019             81
Indices
   Net unrealized trading gains on open contracts      (46,480)            81
Currencies-Forward positions
   Net unrealized trading gains on open contracts     (108,163)
                                                     ============     ===========
                                                        (3,109)           390




Liability Derivatives
                Balance Sheet Location
                                                      Fair Value     #of contracts    Net
                                                    _____________   ______________  _______
Agricultural
    Net unrealized trading gains on open contracts     38,240            63          34,954
Currencies
    Net unrealized trading gains on open contracts          0             0         113,994
Energy
    Net unrealized trading gains on open contracts      4,080             7         (27,741)
Metals
    Net unrealized trading gains on open contracts      1,770            32          (9,602)
Interest rates
    Net unrealized trading gains on open contracts   (102,928)          196         (18,909)
Indices
    Net unrealized trading gains on open contracts     (2,748)           21         (49,228)
Currencies-Forward positions
    Net unrealized trading gains on open contracts     29,607                       (78,556)

                                                     ============    ==========    =========
                                                      (31,979)           319        (35,088)



Trading Revenue for the nine Months Ended September 30, 2013
Line Item in Income Statement

Realized                       (174,705)
Change in unrealized           (433,535)
                             ===========
                               (608,240)

Includes net foreign currency translation gain(loss)




Trading Revenue for the nine Months Ended September 30, 2012
Line Item in Income Statement

Realized                    (1,877,993)
Change in unrealized          (589,371)
                            ===========
                            (2,467,363)

Includes net foreign currency translation gain(loss)





Total average of futures contracts bought and sold nine months ended September 30, 2013

Total                          (174,705)
                             ============
9 month average                 (19,412)



Total average of futures contracts bought and sold nine months ended September 30, 2012

Total                        (1,877,993)
                             ============
9 month average                (208,666)

For the three months ended September 30, 2013, the monthly average of futures contracts bought and sold was approximately (137,253).


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

(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the nine months ended September 30, 2013 and September 30, 2012.

                                  September 30, 2013    September 30, 2012
                                    -----------------    ---------------
                                        Class A               Class A
                                    -----------------    ---------------
Total return before distributions*       (14.18)%              (21.61)%
                                      ===============    ===============
Ratio to average net assets:
      Net investment Income (loss)**     (8.38)%               (7.96)%
                                      ===============    ===============
      Management fees                     5.40%                 5.62%
      Incentive fees                      0.00%                 0.00%
      Other expenses                      3.04%                 2.62%
                                      ---------------    ---------------
      Total expenses**                    8.44%                 8.24%
                                      ===============    ===============

*Not annualized
**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of September 30, 2013, the statements of operations for the three and nine months ended September 30, 2013 and 2012, the statements of cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2013 and 2012 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2013, results of operations for the nine months ended September 30, 2013 and 2012, cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2013 and 2012. The results of operations for the full nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.



 Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operation

Each months ended September 30, 2013 compared to each months ended September 30, 2012.

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


Class A Units were negative 4.39% in July 31, 2013 resulting in a Net Asset Value per unit of $2,185.33 as of July 31, 2013. Class A Units were positive 5.31% in July 31, 2012 resulting in a Net Asset Value per unit of $2,919.89 as of July 31, 2012.
As the S&P 500 continues to make all-time highs, trend followers in the managed futures industry continue to struggle. The Fund's advisor EMC has been no exception. Futures markets continue to be either range bound or having dramatic reversals after what look to be promising trends.
We do not believe that trend following is dead or that the need for meaningful diversification is over. We do recognize that when one asset class outperforms another it tests the patience of investors and asset allocators. Disciplined, long term investing is not always easy, but we believe patience is rewarded.

In July, the Fund had gains from grain markets and stock indices, but larger losses almost across the board in metals, energies, currencies and financials.



Class A Units were negative 2.71% in August 31, 2013 resulting in a Net Asset Value per unit of $2,126.07 as of August 31, 2013. Class A Units were negative 6.08% in August 31, 2012 resulting in a Net Asset Value per unit of $2,742.39 as of August 31, 2012. The Fund and S&P 500 had losses for August in almost identical amounts. The Fund had gains in financials and currencies but larger losses in energies, metals and stock indices. As has been the case for the last few months, these markets are range bound and reversing rather than trending.


Equities seem top heavy and struggling with the reality of the end of quantitative easing. Not if, but when. As the war drums are sounding again we feel that this is the time to stay diversified in an asset class that has the potential for profit regardless of what direction the equity indices move. Providing, of course, that the futures contracts move (up or down) in one direction for sustained period of time.



Class A Units were negative 4.69% in September 30, 2013 resulting in a Net Asset Value per unit of $2,026.27 as of September 30, 2013. Class A Units were negative 6.15% in September 30, 2012 resulting in a Net Asset Value per unit of $2,573.71 as of September 30, 2012.
The Fund had another month of promising trends and positive results in the first two weeks, followed by a return to reversing and choppy price action for the last two weeks giving way to losses. EMC's losses came pretty much across the board in energies, financials, metals, grains and currencies. Gains came in stock index positions.



Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2012.

Item 4.			Controls and Procedures

As of September 30, 2013 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.


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



RECENT SALES OF UNREGISTERED SECURITIES A UNITS

                     Nine months               Nine months
            ended September 30, 2013     ended September 30,2012

Units Sold                    0                     120.69

Value of Units Sold          $0                    $339,100


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

                                EVEREST FUND, L.P.
Date: November 14, 2013     By:  Everest Asset Management, Inc.,
                           its General Partner
		By:__/s/ Peter Lamoureux___________________

                                              Peter Lamoureux
					        President
32