Form 10-K
period 2013-12-31
EVEREST FUND L P
filed 2014-03-31
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                   FORM 10K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended       Commission File Number
December 31, 2013                            0-17555

                The Everest Fund, L.P.
(Exact name of registrant as specified in its charter)

    Iowa                                   42-1318186
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)       Identification No.)

1100 North 4th Street, Suite 143, Fairfield, Iowa  52556
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
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Act).
Yes    No  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fourth fiscal quarter: $6,331,720.

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

During its operation, the Partnership has had various trading advisors. In December 1990, John W. Henry &
Company, Inc. (JWH) began trading for the Partnership as one of the Partnership's trading advisors. In May 1994, JWH became the sole trading advisor to the Partnership.
After another tough month of trading, John W. Henry,
 the Chairman of JWH announced that JWH would stop trading client assets as of December 31, 2012.
The Partnership terminated JWH as of October 31st.
The Fund began trading on December 3rd 2012 with the new advisor EMC Capital Management, Inc (EMC).
In October 1, 2013 EMC Capital Management., Inc changed name to EMC Capital Advisors, LLC.


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

In 2009 the Partnership retained the JWH Global Analytics Program
( JWH GAP )as its sole trading program. As of December 31, 2009
100% of the Partnership's assets were traded by
the JWH GAP through October 31, 2012.
The Partnership began trading on December 3rd 2012 with the
new advisor EMC Capital Management, Inc (now EMC Capital
Advisors, LLC) or   (EMC). 100% of the Partnership's
assets are being traded by the EMC Classic Program.


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

The address of the General Partner and the Partnership is 1100 North 4th Street, Suite 143, Fairfield, Iowa 52556, and the telephone number at such location is (641) 472-
5500.  The General Partner changed its name as of March 1,
1994 and amended its Certificate of Incorporation, with no other changes, accordingly. In accordance with the provisions of the Commodity Exchange Act and the rules of the National Futures Association (NFA), the General Partner is registered as a commodity pool operator and a commodity trading advisor, EMC Capital Advisors, LLC (EMC) is registered as a commodity trading advisor and the Commodity Broker is registered as a futures commission merchant, each subject to regulation by the Commodity Futures Trading Commission (CFTC). Each is also a member of the NFA in such capacity.

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

R.J. O'Brien and Associates, LLC (RJO) currently acts as
Everest's commodity broker. RJO offices are located at 222 South Riverside Plaza, Suite 900, Chicago, Illinois 60606.

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

Everest pays EMC Capital Advisors, LLC(EMC). , its current commodity trading advisor, a monthly management fee equal to 0.167% (approximately 2% annually) of Everest s month-end Allocated Assets, as defined, and a quarterly incentive fee equal to 20% of Everest's trading profits allocable to its trading exclusive of interest income on Allocated
Assets, as defined. The incentive fee is retained by EMC even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by Everest.


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

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership's size, it is estimated that the periodic operating expenses will be approximately $ 90,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership's operating expenses for the years 2012-2013 can be found in the table in Item 6 below.

As of December 31, 2013, the General Partner had two full-time employees and one part-time employee. Further, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to Capital Management Partners, Inc. (Capital). Capital is a CFTC-regulated introducing broker, and an NFA member. Capital is also registered with the Financial Industry Regulatory Authority, Inc. ( FINRA ) as a broker dealer. As of
December 31, 2013, Capital had 5 employees.

The Partnership's business constitutes only one segment for financial reporting purposes; and the purpose of the Partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership's business is appreciation of its assets through speculative trading in such Commodity Interests.
Financial information about the Partnership's business, as of December 31, 2013 is set forth under Items 6 and 7 herein.

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

	Reliance on Timely and Accurate Market Data. EMC's ability to detect market trends and trade them profitably depends on its access to timely and accurate market price data throughout the trend identification and trading processes. If price data is not available or is delayed, EMC would be unable to trade for client accounts until reliable data sources have been restored. Data reconciliation procedures are applied each day to confirm accurate price quotations, and on the subsequent day prices that were employed in the EMC systems are re-reconciled in an attempt to identify changes from previously posted prices. EMC's traders are required to confirm a price from multiple sources before executing a trade, and, during volatile market conditions, traders request confirmation of high and low prices from the floor before placing a trade.
Inaccurate information may be generated by a data vendor, or an exchange may transmit inaccurate prices that a vendor then distributes to EMC, but which are later cancelled or amended by the exchange. In addition, EMC may obtain from third parties, such as clearing firms, information about price or about contract specifications and changes to them.
Inaccurate price information may cause EMC to enter or close trades that it would not otherwise have entered or closed, to trade or fail to trade at times that would have been indicated by accurate data, or to be completely unable to place a trade. Communications or technical failure may also cause an electronic trading tool to fail, which could cause EMC to fail to act when a trading stop is reached.
As a result of such potential data problems, client accounts may be unable to exit positions or miss the opportunity to establish new positions. EMC receives price data electronically. Data providers typically make no representations or warranties about the accuracy or timeliness of the data they provide, and assume no financial liability for lost profits, trading losses or other consequential damages. Data providers also disclaim any responsibility for events of force majeure, as well as for actions (or inaction) of third party information, hardware and software providers, and for interruption of means of communication. Because all of the data required for EMC's trading is provided from third parties, EMC, cannot, despite its employment of the precautions described above, make any assurances that its efforts will detect erroneous or incomplete data, or prevent client accounts from incurring losses or missing profit opportunities.

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



Item 3.	Legal Proceedings

   Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 4. None  - Removed and reserved by SEC.

                        PART II

Item 5.	Market for Registrant s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity
Securities.

        (a) There is no established public market for the Units and none is expected to develop.


  (b) As of December 31, 2013, there were    3,072.20
Class A Units held by Limited Partners. A total of  0
Class A units were purchased by Limited Partners during 2013.
A total of  586.12 Units were redeemed by Class A Limited
Partners  during 2013.


RECENT SALES OF UNREGISTERED SECURITIES IN 2013 A UNITS

  2013              1st quarter   2nd quarter   3rd quarter  4th quarter

Units Sold             0            0              0              0
Value of Units Sold  $0.00       $0.00           $0.00          $0.00


RECENT SALES OF UNREGISTERED SECURITIES IN 2012 A UNITS

  2012            1st quarter   2nd quarter  3rd quarter    4th quarter

Units Sold            29.26        25.26          66.17         0
Value of Units Sold  $83,777     $72,000       $179,999        $0


1% of the proceeds from the above sales in 2012 were used to pay the Partnership's Organization and Offering charge. The remaining 99% was invested in the Partnership.

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

 Item 6.	Selected Financial Data

                                     2009    2010    2011    2012    2013
                                   -------  -------  ------ ------- ------
                                   (In thousands, except amounts per Unit)
1. Net trading Gain/loss          $-2,618   $4,878   -835   -3,249   -340
2. Interest and other income         $138      $55    37        34      4
3. Expenses                        $1,333   $1,299  1,527      992    653
4. Net Income                      -3,813    3,634 -2,325   -4,207   -989
5. Income (Loss)
   Per Unit: A Shares             -810.50   806.75 -512.12 -1,150.01 -322.05
             I Shares                0.00     0.00    0.00      0.00    0.00
            AA Shares                0.00     0.00    0.00      0.00    0.00
            II Shares                0.00     0.00    0.00      0.00    0.00
6. Total Assets                    14,396   17,369  15,178     9,296   6,876
7. Long Term Obligations                0        0       0         0       0
8. Cash Dividend per Unit               0        0       0         0       0
9. Total partners capital          14,085   17,063  15,024     8,637   6,332
10. Increase/decrease in NA        -4,628    2,978  -2,039    -6,387  -2,305


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

For the year ended December 31, 2013, Limited Partners redeemed a total of 586.12 Class A Units for $1,316,294.

During 2013, investors purchased 0 Class A Units.

The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions.

See Footnote 4 of the 2013 Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of the Partnership reviews on a daily basis reports of the performance of the Partnership, including monitoring the daily net asset value of the Partnership. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity
Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General
Partner with assurance that the Partnership, will not suffer trading losses through the Commodity Broker.


Results of Operations

Calendar Year 2013


At December 31, 2013 the Partnership had approximately
$6.331 million in Class A assets , all of which have been allocated to EMC Capital Advisors, LLC (EMC), formerly
EMC Capital Management, Inc (EMC).
 The balance was being held in interest-bearing accounts in anticipation of future allocations to EMC or other traders.
The Partnership recorded a loss of $989,411 or $322.05 per Class A unit, for the year 2013. That represents a loss of 12.71% for the year.
The Partnership continued to employ advisor EMC Capital Advisors, LLC's (EMC) Classic Program through December 31, 2013.

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

Class A Units were negative 4.69% in September 30, 2013 resulting in a Net Asset Value per unit of $2,026.27 as of September 30, 2013.

The Fund had another month of promising trends and positive results in the first two weeks, followed by a return to reversing and choppy price action for the last two weeks giving way to losses. EMC'slosses came pretty much across the board in energies, financials, metals, grains and currencies. Gains came in stock index positions.

Class A Units were a positive 2.16% in October 2013 resulting in a Net Asset Value of $2,070.05 as of October 31, 2013.

The Fund had a gain of just over 2% for October. Gains came from trending markets in response to the federal government shutdown and potential US default issues. As in the last few months, the gains came in the first half of the month and there was give back in the last half. This month EMC was able to retain enough for a profitable month.

2013 has been a great year for equities and a difficult year for managed futures. With 2 months left it remains to be seen whether or not we will see a reemergence of trending prices this year. If so, we remain confident that EMC will capture them.

Class A Units were a positive 3.62% in November 2013 resulting in a Net Asset Value of $2,145.07 as of November
30, 2013.

 The Fund had a gain of just over 3% in November beating the S&P 500 total return of 2.80% for the month. Profits came in grains, financials, metals, and stock indices. The Everest Fund has been +5.5% (approximately) for the last two months and with one month remaining in the 2013, we wait to see if tradable trends are reemerging for our manager EMC to capitalize on.


Class A Units were a negative 3.92% in December 2013 resulting in a Net Asset Value of $2,060.97 as of December
31, 2013.

 The last month of the year saw losses in fixed income, equity indices and metals that more than offset smaller gains from currencies and grains. This marks the first year of EMC trading the Fund and it has been a disappointing year for most of the Managed Futures industry, EMC included.


Results of Operations

Calendar Year 2012

At December 31, 2012 the Partnership had approximately
$8.637 million in Class A assets , all of which have been allocated to EMC Capital Management, Inc (EMC).
 The balance was being held in interest-bearing accounts in anticipation of future allocations to EMC or other traders.

The Partnership recorded a loss of $4,207,119 or $1,150.01 per Class A unit, for the year 2012. That represents a loss of 28.09% for the year.
The Partnership continued to employ John W. Henry &
Company, Inc. s (JWH) GlobalAnalyticsR Family of Programs through October 31, 2012.
The Fund began trading on December 3rd 2012 with the new advisor EMC Capital Management, Inc. 's (EMC) Classic Program.

Class A Units were negative 13.32% in January 2012 resulting in a Net Asset Value per unit of $2,845.95 as of January 31, 2012.

The Year started on a decidedly negative note for the Fund as performance declined in January. All six sectors of the portfolio posted negative returns with the largest losses coming from the metals sector. There was no dominant or clear theme running through the markets in January that easily explains the Fund's returns. The interest rate sector was the best performing sector in the Fund for the month. The foreign exchange markets were more difficult to trade in January as the Fund suffered from significant reversals across the sector during the month. The stock market was slightly unprofitable as gains from positions in U.S. equity index futures were insufficient to offset losses from positions in the Nikkei and European index futures. The largest losses came from the metals sector and from positions in gold and silver. Gold and silver ended 2011 in clear down trends with closing prices near multi-month lows. The energy sector was unprofitable as gains from positions in natural gas could not offset losses from petroleum products. Agricultural commodities were also unprofitable for the month with all markets in the sector detracting from performance.

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

Class A Units were a negative 8.17% in October 2012 resulting in a Net Asset Value of $2,363.40 as of October 31, 2012.

After another tough month of trading, John W. Henry,
 the Chairman of JWH announced that JWH would stop trading client assets as of December 31, 2012. The
Partnership terminated JWH as of October 31st, 2012.
They were replaced by EMC Capital Management, Inc.
(www.emccta.com). Everest believes that EMC is an excellent CTA choice for the Fund for many reasons, including the research component at EMC which has substantially reduced the volatility of their trend following approach over the last 5 years. In a very tough year for trend followers, EMC is +7% approximately through October 2012 while JWH was an estimate -28% for the same time period. The choice of EMC was a considered one, not a knee jerk reaction. EMC has agreed to take on the substantial loss carry forward that we had from JWH for the investors with respect to EMC's incentive fees. The importance of this point should not be overlooked as we all are attempting to re coup our assets as efficiently as possible.


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

The Trading Value at Risk in Different Market Sectors of the Partnership

The following table indicates the trading Value at Risk associated with the open positions of the Partnership by market category as of December 31, 2013. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of
December 31, 2013, the total capitalization of the Partnership was approximately $6,331,720, all in Class A
Shares.

December 31, 2013

Market Sector      Value at Risk      % of Total Capitalization
Commodities		  0.26     	    4.03%
Energies	          0.08              1.31%
Financial Stock Indices   0.36              5.75%
Interest Rates	          0.31 	            4.91%
Metals		          0.20	            3.09%
Currencies	          0.21              3.33%
Total		          1.42 million     22.42%



As of
December 31, 2012, the total capitalization of the Partnership was approximately $8,637,425, all in Class A
Shares.

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

The Partnership holds a portion of its assets in cash on deposit with RJO ("RJO") and substantial remainder on deposit with Horizon Cash Management, LLC. (Horizon) in short term, highly liquid investments. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at the 91-day Treasury bill rate. In addition, should short term interest rates decline, so will the interest earnings for assets on deposit with Horizon. The Partnership assets managed by Horizon are deposited in an account in the custodial department of the Northern Trust Company, and invested in U.S. government securities and other interest-bearing obligations at the direction of Horizon. Horizon is responsible for the investment management of the assets of the Partnership not deposited with RJO as margin monies or held in Partnership operating accounts. Horizon is registered with the Securities and Exchange Commission
(SEC) as an investment adviser. Horizon may invest in U.S. government securities and other instruments as permitted by the agreement with the Partnership. Horizon receives an annual fee of 0.25% payable monthly on the assets it manages. However, Horizon only receives its service fee if the accrued monthly interest income earned on the assets of the Partnership managed by Horizon exceeds the 91-day U.S. Treasury Bill rate. As of December 31, 2013, the
Partnership had approximately $6.331 million in cash on deposit with RJO and Horizon.

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

The following were the primary trading risk exposures of the Partnership as of December 31,2013, by market sector.

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

Currencies. The currency exposure of the Partnership is to exchange rate fluctuations, primarily fluctuations which disrupt historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S.
dollar. However, the Partnership's major exposures have typically been in the dollar/yen, dollar/Euro, dollar/Swiss franc, dollar/Australian dollar, dollar/pound positions and dollar/Hong Kong dollar.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2013.

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

THE EVEREST FUND, LIMITED PARTNERSHIP
Supplementary Summarized Quarterly Data
For the four Quarters for 2013 and 2012.

                 March 31, 2013   June 30, 2013  September 30, 2013  December 31, 2013
                         Class A       Class A          Class A            Class A
Net Income               $358,340     $-589,989        $-880,675          $122,914
Increase in Net
Asset Value Per Unit       $96.95      $-172.24         $-259.48            $34.71
Net Asset Value Per Unit
                        $2,457.99     $2,285.75        $2,026.27         $2,060.97
Ending Net Asset Value $8,443,656    $7,786,726       $6,815,420        $6,331,720



                 March 31, 2012  June 30, 2012  September 30, 2012  December 31, 2012
                        Class A        Class A         Class A            Class A
Net Income             $-2,541,700     $207,020       $-899,848          $-972,591
Increase in Net
Asset Value Per Unit      $-556.99       $46.51        $-198.92           $-212.67
Net Asset Value Per Unit
                         $2,726.12    $2,772.63       $2,573.71          $2,361.04
Ending Net Asset Value $12,232,307  $12,432,084     $11,700,455         $8,637,424






Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure
None.
Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and
                    Procedures

The General Partner carried out an evaluation, under the supervision and with the participation of the General
Partner's management, including its principal executive
Officer, Peter Lamoureux, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.
Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2013, the General Partner's principal executive officer and principal financial officer concluded that the Partnership's disclosure controls and procedures were effective.

Changes In Internal Control Over Financial Reporting

There was no change in the Partnership's internal control
Over  financial reporting in the 12 months ended December
31, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

      Management assessed the effectiveness of the Partnership's internal control over financial reporting , based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.
Based on that assessment, management concluded that, as of December 31, 2013, the Partnership's internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

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

The officer and director of the General Partner as of December 31, 2013 is listed below:

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

Item 12.  Security Ownership of Certain Owners and
Management and Related Stockholder Matters.

          (a) As of December 31, 2013 there were four partners known to the Partnership to own beneficially more than 5% of the outstanding Units:

Alan L Schoolcraft 24.50%
RBRF Limited Partnership 8.42%
Ruth Davis 6.36%
James & Venice King, LLC  5.01%


          (b) As of December 31, 2013, management ownership was: by Peter Lamoureux with 77.353 class A units. This represents 2.52% of class A units of the Partnership.

        (c) As of December 31, 2013, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General
Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13.  Certain Relationships and Related Transactions.
          (a)    None other than the compensation
arrangements described herein.
          (b)    None.
          (c)    None.

The Partnership filed Registration Statements on Form S-18 and Form 10, therefore this information is not required to be included.

Item 14.  Principal Accounting Fees and Services

Audit Fees

For the year ended December 31,2013 the aggregate fee billed by Donahue Associates, LLC, Independent
Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

For the year ended December 31,2012 the aggregate fee billed by Donahue Associates, LLC, Independent
Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

Audit Related Fees

 None.

Tax Fees

The audit committee pre-approved all fees for the Everest Partnership, L.P. for fiscal year 2013 and 2012.

For the year ended December 31, 2013, the aggregate fees billed by Donahue Associates, LLC for federal and state tax return preparation totaled $7,000.

For the year ended December 31, 2012, the aggregate fees billed by Donahue Associates, LLC for federal and state tax return preparation totaled $7,000.

All Other Fees
None.

Part IV

Item 15.  Exhibits, Financial Statement, Schedules.

     (a) The following documents are included herein:

         (1)     Financial Statements:

                 	a. Report of Independent Registered
Public Accounting Firm:
Donahue Associates, LLC for 2013
Donahue Associates, LLC for 2012
b. Statements of Financial Condition, December 31, 2013 and 2012.

c. Statements of Operations, Years Ended December 31, 2013 and 2012.

d. Statements of Changes in Partners' Capital, Years Ended
December 31, 2012 and 2011.

e. Statements of Cash Flows, Years Ended December 31, 2013 and 2012.

f. Schedule of Investments, December 31, 2013

g. Schedule of Investments, December 31, 2012


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

Date:	March 31, 2014		The Everest Fund, L.P.


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

Date:  March 31, 2014

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

Number of Attached Exhibits
None.

Yours truly,
Peter Lamoureux
President

EVEREST FUND, L.P.
 (An Iowa Limited Partnership)
ACKNOWLEDGEMENT












The Everest Fund, L.P.
(an Iowa Limited Partnership)


FINANCIAL REPORT

For the Years Ending
December 31, 2013 and December 31, 2012





























The Everest Fund, L.P.
(an Iowa Limited Partnership)





Table of Contents


Page(s)

I.	 Affirmation of the Commodity Pool Operator		1

II.	 Management's Report Over Internal Control              2

III.	Report of Independent Registered Public Accounting Firm 3

IV.	  Financial Statements

                     Statements of Financial Condition		4

                        Statements of Operations	        5

                     Statement of Changes in Partners' Capital	6

                     Statements of Cash Flows		        7

                     Condensed Schedules of Investments	        8 - 9

V.	 Notes to the Financial Statements	       	        10 - 17





The Everest Fund, L.P
(an Iowa Limited Partnership)




AFFIRMATION OF THE COMMODITY POOL OPERATOR


To the best of my knowledge and belief, information contained in the attached financial statements for the years ended
December 31, 2013 and December 31, 2012 is accurate and complete.



Peter Lamoureux, President
Everest Asset Management, Inc. for Commodity Pool Operator
The Everest Fund, L.P.




                                         1



Management's Report on Internal Control Over Financial Reporting


The management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Partnership's principal executive and principal financial officers and effected by the Partnership's management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control includes those policies and procedures that:

    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;


    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorization of management and directors of the Partnership; and


    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2013, the Partnership's internal control over financial reporting is effective.

There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                                        2


DONAHUE ASSOCIATES, LLC
Certified Public Accountants



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
The Everest Fund, L.P.

We have audited the accompanying statements of financial condition,including the condensed schedules of investments, of The Everest Fund, L.P. as of December 31, 2013 and December 31, 2012, and the related statements of operations, changes in partners' capital and cash flows each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Everest Fund, L.P. as of December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.


Donahue Associates LLC
Monmouth Beach, New Jersey
March 14, 2014

                                           3




                     The Everest Fund, L.P.
                  (an Iowa Limited Partnership)
                Statements of Financial Condition
            As of December 31, 2013 and December 31, 2012




                                           2013            2012
ASSETS
















Equity in broker trading accounts:
  Cash and investments in marketable
                          securities    $3,172,539     $6,214,936
  Cash in broker trading accounts        2,072,126      1,593,346
  Net unrealized gain (loss) on open
                           contracts

      431,081        392,692
                                        ----------    ------------


Total cash & equity in broker
                    trading accounts
$5,675,746     $8,200,974



Other assets:

Investments in  marketable securities    1,200,421      1,094,547
   Interest receivable                          20             48
                                        ----------    ------------










Total Assets                            $6,876,187


$9,295,569


                                        ==========    ============


LIABILITIES















   Management fees payable

                 $11,310        $15,096


   General partner fees payable             25,865

37,013

   Redemptions payable                     442,723        541,387
   Accounts payable & accrued expenses

      64,569         64,648
                                       -----------     -----------


       Total Liabilities                  $544,467

$658,144










PARTNERS' CAPITAL













  Limited partners, Class A shares: 3,072.20
       and 3,658.32 units outstanding
    6,331,720      8,637,425

                                       -----------     -----------







Total Liabilities & Partners' Capital

   $6,876,187     $9,295,569














                                       ===========    ============







































The accompanying notes are an integral part of these financial statements.

                 The Everest Fund, L.P.
             (an Iowa Limited Partnership)
                Statements of Operations
     For the Years Ended December 31, 2013 and 2012



Trading gains (losses):                       2013            2012

   Net realized trading gains (losses)    ($288,150)     ($2,995,016)
   Change in unrealized gains (losses)         8,293        (198,258)
   Brokerage commissions & fees             (60,650)         (56,259)
                                         ------------    ------------
           Net gain (loss) from trading   ($340,507)     ($3,249,533)


Net investment income:
  Income:
    Interest income                          $4,248          $34,565
                                         -----------     ------------
       Total income                          $4,248          $34,565

Expenses:
   Management fees- general partner        $409,994
$699,772
   Management fees- advisors                155,578          206,312
   Advisor incentive fees                         0                0
   Professional fees                         83,139


75,576
   Administrative expenses                    4,441           10,491
                                         ------------    ------------
          Total administrative expenses     653,152          992,151
                                         ============    ============



         Net investment income (loss)     (648,904)
       (957,586)
                                         ------------    ------------


Net income (loss)                        ($989,411)      ($4,207,119)
                                        ==============   ============



Net income(loss)per unit of partner interest($322.05)     ($1,150.01)








The accompanying notes are an integral part of these financial statements.

                     The Everest Fund, L.P.
                 (an Iowa Limited Partnership)
            Statement of Changes in Partners' Capital
     For the Years Ended December 31, 2013 and December 31, 2012


                                        Partners'     Units      Net Asset
                                        equity    outstanding   Value per unit

Partners' equity at December 31, 2011  $15,024,420  4,576.29     $3,283.10
              Additions


335,776

120.69

              Redemptions             (2,512,328)

   (1,038.66)













              Offering costs              (3,324)

              Net loss                (4,207,119)
                                    ------------  ------------

Partners' equity at December 31,2012  $8,637,425

   3,658.32

$2,361.04

              Additions                  0             0.00


              Redemptions             (1,316,294)   (586.12)


              Offering costs             0


              Net loss                  (989,411)


Partners' equity at December 31,2013  $6,331,720    3,072.20     $2,060.97




The accompanying notes are an integral part of these financial statements.

                  The Everest Fund, L.P.
               (an Iowa Limited Partnership)
                  Statements of Cash Flows
     For the Years Ended December 31, 2013 and 2012



                                              2013         2012
Cash flows from (for)  operating activities
    Net income (loss)                       ($989,411)  ($4,207,119)
 Net changes to reconcile net income (loss)
                               to net cash



 provided (used) by operating activities:
    Unrealized gain (loss) on open contracts  (38,389)       198,604
    Interest receivable                            28           (48)
    Incentive fees payable                          0             0
    General partner fees payable              (11,148)      (32,855)
    Redemptions payable                       (98,664)       541,387
    Management fees payable                    (3,786)       (9,829)
    Accounts payable & accrued expenses           (79)         5,352
                                           -------------   -------------
Net cash provided (used) by operating
                               activities ($1,141,449)      ($3,504,508)



Cash flows from (for)  financing activities:

  Partner additions, net of offering costs         $0       $332,452
  Redemptions paid                         (1,316,294)    (2,512,328)
                                          -------------   ------------
             Net cash provided (used) by
                    financing activities   (1,316,294)    (2,179,876)
                                          -------------   ------------



       Net change in cash & cash equivalent
                                 position ($2,457,743)    ($5,684,384)


Cash & investments in marketable securities
                           at January 1st   8,902,829      14,587,213
                                          ------------   -------------


Cash & investments in marketable securities
                         at December 31st  $6,445,086      $8,902,829
                                          ============   ============


       Cash & investment in marketable securities consist of:


       Cash at banks                          $15,897         $23,512
       Cash in broker trading accounts      2,072,126       1,593,346
       Investment in marketable securities  4,357,063       7,285,971
                                           ------------    -----------
   Total cash & marketable securities      $6,445,086      $8,902,829
                                          =============    ===========


The accompanying notes are an integral part of these financial statements.

              The Everest Fund, L.P.
          (an Iowa Limited Partnership)
        Condensed Schedule of Investments
              As of December 31, 2013


                                                         Unrealized
                                             Percent of  Gain (Loss)
             Expiration Dates   Number of    Partners'   on Open
                                Contracts    capital     Contracts
                               ----------   -----------  ----------
Long U.S. Futures
Contracts


Interest rates  Sep 14-Mar 15      148       -1.09%      ($68,958)
Metals          Mar-14               3       -0.87%       (55,181)
Energy          Feb 14-Mar 14       30        0.52%        32,890
Agriculture     Feb 14-Mar 14       98       -0.10%        (6,509)
Currencies      Mar-14              86        0.72%         45,775
Indices         Jan 14-Mar 14       45        3.28%        207,506
                                           -----------  -----------
     Total Long Futures Contracts             2.46%       $155,523



Forward Positions

  Currencies                                  0.48%         30,344
                                           -----------   ----------

Total Long Positions                          2.94%       $185,867
                                           ===========   ==========


Short U.S. Futures Contracts

Interest rates  Mar 14-Jun 14      362        0.86%        $54,445
Metals          Feb 14-Apr 14       52       -0.18%       (11,516)
Energy          Feb-14               1       -0.03%        (1,747)
Agriculture     Feb 14-Mar 14      140        2.06%        130,342
Currencies      Mar-14              57        1.02%         64,730
                                          ------------    ----------
     Total Short Futures Contracts            3.73%       $236,254


Forward Positions

  Currencies                                  0.14%          8,960
                                          ------------    ----------


Total Short Positions                         3.87%       $245,214
                                          ============   ===========

Total Contracts                               6.81%       $431,081
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




                            0.93%

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




3.30%

     $285,572
                                            -----------  -----------


Forward positions








Currencies




0.31%

       26,358

                                            -----------  -----------
     Total Short Futures Contracts




3.61%

      311,930

                                            ===========  ===========

Total Futures Contracts




4.54%

$392,692

                                            ===========  ===========





The accompanying notes are an integral part of these financial statements.



The Everest Fund, L.P.
 (an Iowa Limited Partnership)
Notes to the Financial Statements
For the Years Ended December 31, 2013 and December 31, 2012

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


Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that materially affect the Partnership's financial statements.



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

The table below demonstrates the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

Fair Value Measurement of Assets


                                Level 1       Level 2     Level 3

Assets at December 31, 2013:

Investment in marketable
                 securities     $2,582      $4,354,481      $0
Open positions in futures and
          forward contracts    431,081              0        0
                             ---------      ----------    ------

Total assets at fair value    $433,663      $4,354,481      $0
                             =========      ==========    ======






                               Level 1       Level 2     Level 3

Assets at December 31, 2012:

Investment in marketable
                 securities     $9,871      $7,276,100      $0
Open positions in futures and
          forward contracts    392,692               0       0
                             ---------      ----------    ------

Total assets at fair value    $402,563     $7,276,100       $0
                             =========     ===========    ======



Note 3, continued

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



Fair Value of Derivative Instruments
____________________________________


                                                         2013      2012
Speculative Instruments    Location- Statement of    Fair Value  Fair Value
-----------------------      Financial Condition
                          -----------------------    ----------  ----------
Futures Contracts       Net unrealized gain (loss)
                              on open contracts       $431,081    $392,692




                                                         2013       2012
Speculative Instruments   Location- Statement        Fair Value   Fair Value
-----------------------       of Operations
                          ----------------------     ----------   ----------
Futures Contracts  Net realized trading gains(losses)($288,150)  ($2,995,016)
Futures Contracts  Change in unrealized gains(losses)    $8,293    ($198,258)




In the normal course of business, the Partnership utilizes derivative contracts, such as futures and option contracts, in connection with its trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.The Partnership's derivative activities are classified by the following primary underlying risks: interest rate, foreign currency exchange rate, and commodity price risks. At December 31, 2013, the volume of the Partnership's derivative activities based on their notional amounts categorized by primary underlying risk is as follows.





                              Long             Short
Primary underlying risk:      Exposure         Exposure

 Interest Rate                $24,672,736

$8,428,876

 Foreign Currency             $35,945,988

$76,677,036

 Commodity Risk                $6,751,641

$6,932,058

 Stock indices                 $2,347,818

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



5.  Agreements and Related Party Transactions

EMC Capital Advisors, LLC. (EMC) serves as the
Partnership's commodity trading advisor. EMC receives a monthly management fee equal to 0.167% (2% annually) of the Partnership's month-end net asset value, as defined, and a quarterly incentive fee of 20% of the Partnership's new net trading profits, as defined. The incentive fee is retained by EMC even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C.
("HCM"). At December 31, 2013 and December 31, 2012 approximately 69% and 84%, respectively, of the Partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM.
HCM receives a monthly cash management fee equal to 1/12 of .25% (.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than an FCM backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk.
The Partnership trades only with those counterparties that it believes to be creditworthy. All positions of the Partnership are valued each day on a mark-to-market basis.There can be no assurance a counterparty will be able to meet its obligations to the Partnership.

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


7.  Financial Highlights

The following financial highlights show the Partnership's financial performance for the years ended
December 31, 2013 and December 31, 2012.





                                             2013      2012
                                            Class A   Class A


Total return before distributions           -12.71%   -28.09%

                                           ========  ========
Ratio to average net assets:

Management fees                              5.04%      6.07%
Incentive fees                               0.00%      0.00%
Other expenses                               3.56%      2.32%
                                           --------  --------
Total expenses                               8.60%      8.39%
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


9. Subsequent Events
The Partnership has made a review of material subsequent events from December 31, 2013 through the date of this report and found no material subsequent events reportable during this period.



