Form 10-Q
period 2014-03-31
EVEREST FUND L P
filed 2014-05-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


Table of Contents
Part I:	Financial Information

Item 1.	Financial Statements                                   3

Statements of Financial Condition                              3
March 31, 2014 (Unaudited) and December 31, 2013 (Audited)

Condensed Schedule of Investments                              4
March 31, 2014 (Unaudited)

Condensed Schedule of Investments                              5
December 31, 2013 (Audited)

Statements of Operations                                      5-6
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)  6-7
For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 (Unaudited) 7-8

Notes to Financial Statements March 31, 2014                   8

Item 2.    Management's Discussion and Analysis of Financial   18
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about      20
                                              Market Risk

Item 4.    Controls and Procedures	                       21

Part II:	Other Information                              21

Item 1.	   Legal Proceedings                                   21

Item 1A.	Risk Factors	                               21

Item 2.      Unregistered Sales of Equity Securities and Use   21
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                       22

Item 4. Submission of Matters to a Vote of Security Holders    22

Item 5. 	Other Information	                       22

Item 6. 	Exhibits	                               22

PART I.  FINANCIAL INFORMATION
Item 1 Financial Statements

Following are Financial Statements for the three months ended March 31, 2014

    EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
	March 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013 (AUDITED)

                                              		UNAUDITED        AUDITED
                                           	     March 31, 2014    DECEMBER 31, 2013
                                       		   -----------------   -----------------
                            ASSETS
Equity in broker trading accounts:
   Cash and investments in marketable securities	3,154,941       3,172,539
   Cash in broker trading accounts  			1,517,175	2,072,126
   Net unrealized trading gains(losses)
                           on open contracts    	  241,456         431,081
                                                    -----------------   ---------------
							4,913,572        5,675,746
Other Assets
   Investments in marketable securities 		  850,421	 1,200,421
   Interest receivable                                         43               20
                                                    -----------------   ---------------
      TOTAL ASSETS                                      $5,764,036      $6,876,187
                                                     ===============   ================
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Management fee payable				$9,467		  $11,310
   General partner fees payable				25,060		   25,865
   Redemptions payable                          	59,006            442,723
   Incentive fee payable		              	     0                  0
   Accounts payable & accrued expenses                  42,472             64,569
                                                    -----------      ------------
      TOTAL LIABILITIES                                136,005            544,467
                                                    -----------      ------------

PARTNERS' CAPITAL (Net Assets)

   Limited partners, A Shares (3,035.73370
and 3,702.20091 units outstanding)                   5,628,031         6,331,720
                                                  -------------      ------------
      TOTAL PARTNERS' CAPITAL                        5,628,031         6,331,720
                                                  -------------      ------------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                                    $5,764,036        $6,876,187
                                                  =============      ============

The accompanying notes are an integral part of this statement.

                                EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2014
		                   UNAUDITED

                             EXPIRATION     NUMBER OF     MARKET     % OF PARTNERS'
                                DATES       CONTRACTS   VALUE (OTE)       CAPITAL
                         ----------------   ---------  ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates           Jun 14 - Mar 15       149          $8,507        0.15%
Metals                   Jun 14                  8         (45,137)      -0.80%
Energy			 May 14 - June 14       16	     3,010	  0.05%
Agriculture              May 14 - June 14      140         239,233        4.25%
Currencies               Jun 14                 66           2,110        0.04%
Indices			 Jun 14                 11            (538)      -0.01%
                                                         ----------    ----------
 			                                   207,185        3.68%
Forward positions
Currencies                                                 (33,360)      -0.59%
                                                         ----------     ---------
   Total long positions                                    173,825        3.09%


SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	          May 14 - Jun 15     139            (424)      -0.01%
Metals			  May 14 - Jul 14      17	   50,799        0.90%
Agriculture		  May 14                3	      602        0.01%
Currencies        	  Jun 14               31           6,968        0.12%
Indices                   Jun 14               30         (19,059)      -0.34%
                                                        ----------     -----------
   			                                    38,886       0.69%
Forward positions
Currencies                                                  28,745       0.51%
                                                        ----------      ----------

   Total short positions                                    67,631        1.20%
                                                       -----------     -----------
TOTAL OPEN CONTRACTS                                       241,456        4.29%
                                                       ===========     ===========

The accompanying notes are an integral part of this statement.

                     THE EVEREST FUND, L.P.
                  (an Iowa Limited Partnership)
                CONDENSED SCHEDULE OF INVESTMENTS
                            December 31, 2013
                               AUDITED


                          Expiration    Number         Market     % of Partners'
                             Date     of Contracts     Value        Capital
                          ________    ____________    _________    ___________
Long U.S. Futures Contracts
  Interest rates         Sep 14 - Mar 15    148        (68,958)        -1.34%
  Metals            	 Mar 14		      3	       (55,181)        -1.08%
  Energy		 Feb 14 - Mar 14     30		32,890          0.64%
  Agriculture            Feb 14 - Mar 14     98         (6,509)        -0.13%
  Currencies		 Mar 14              86         45,775          0.89%
  Indices		 Jan 14 - Mar 14     45        207,506          4.04%
                                                     ----------       ----------
    Total Long Futures Contracts                       155,523          3.03%
                                                     ----------       ----------
Forward Positions
  Currencies                                            30,344          0.59%
                                                     ----------       ----------
    Total Long Positions                               185,868          3.62%

Short U.S. Futures Contracts
   Interest rates        Mar 14 - Jun 14     362        54,445          1.06%
   Metals                Feb 14 - Apr 14      52       (11,516)        -0.22%
   Energy                Feb 14                1        (1,747)        -0.03%
   Agriculture           Mar 14 - Mar 14     140       130,342          2.54%
   Currencies            Mar 14               57        64,730          1.26%

                                                     ----------       ----------
   Total Short Futures Contracts                       236,253          4.60%
                                                     ----------       ----------
Forward Positions
  Currencies                                             8,960          0.17%
                                                     ----------       ----------
    Total Short Positions                              245,213          4.78%
                                                     ----------       ----------
Total Futures Contracts                                431,081          8.40%
                                                     ==========       ==========
The accompanying notes are an integral part of these financial statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED March 31, 2014 AND 2013
				   UNAUDITED

                                          THREE MONTHS ENDED     THREE MONTHS ENDED
				           March 31, 2014        March 31, 2013
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)                 $(355,348)               $720,582
Change in net unrealized trading gain(loss)     (144,122) 	         (174,974)
Brokerage Commissions        	                 (12,853)    	          (12,237)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                    (512,322)                 533,371

Interest income, net of cash management fees         173     	            2,325
                                            ----------------    -------------------
   TOTAL INCOME 	                        (512,149)                 535,696
                                            ----------------    -------------------
EXPENSES:
   General partner management fees               78,587  	          117,112
   Advisor Management fees                       29,472    	           43,873
   Incentive fees			            0                          0
   Professional fees                             13,393                    14,597
   Administrative expenses                          737                     1,775
                                            ----------------    -------------------
   TOTAL EXPENSES                               122,189  	          177,356
                                            ----------------    -------------------
NET INCOME 	                              $(634,338)                 $358,340
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST                           $(208.96)                  $104.31
                                            ================    ===================


The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED March 31, 2014
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES            TOTAL
                            ----------   ----------------  ------------
BALANCES, January 1, 2014   $3,072.20       $6,331,720        $6,331,720
Additional Units Sold             0                 0                 0
Redemptions                   (36.47)         (69,351)          (69,351)
Less Offering Costs             --                  0                0
Net profit (Loss)               -- 	     (634,338)         (634,338)
                           -----------   ---------------   -------------
BALANCES, MARCH 31,2014     $3,035.73      $5,628,031        $5,628,031
                           ===========   ===============   =============

Net asset value per unit
   January 1, 2014		    $2,060.97
Net profit (loss) per unit            (207.04)
                                 ------------
Net asset value per unit
   MARCH 31, 2014                   $1,853.93
                                 ============



The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE THREE MONTHS ENDED March 31, 2013
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES            TOTAL
                            ----------   ----------------  ------------
BALANCES, January 1, 2013   $3,658.32      $8,637,424       $8,637,424
Additional Units Sold             0                 0                 0
Redemptions                   (223.13)       (552,108)        (552,108)
Less Offering Costs             --                  0                0
Net profit (Loss)               -- 	      358,340          358,340
                           -----------   ---------------   -------------
BALANCES, MARCH 31,2013     $3,435.19      $8,443,656       $8,443,656
                           ===========   ===============   =============

Net asset value per unit
   January 1, 2013		    $2,361.04
Net profit (loss) per unit              96.95
                                 ------------
Net asset value per unit
   MARCH 31, 2013                   $2,457.99
                                 ============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED March 31, 2014 AND 2013
				  UNAUDITED

                                             THREE MONTHS ENDED     THREE MONTHS ENDED
                                               March 31, 2014           March 31, 2013
                                      ---------------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $(634,338)        $358,340
   Net changes to reconcile net income(loss) to net cash
    provided (used) by operating activities:
      Unrealized gain (loss) on open contracts            189,625          174,308
      Interest receivable                                     (23)              26
      Incentive fees payable                                   0                 0
      General partner fees payable                           (805)            (729)
      Redemption Payable                                 (383,717)        (379,134)
      Management fees payable                              (1,843)           1,195
      Accounts payable & accrued expenses                 (22,097)          (6,367)
                                                    ------------------------------------
Net cash provided (used) in operating activities         (853,198)          147,639
                                                    --------------- --------------------
Cash flows from (for) financing activities:
   Cash Redemptions paid                                  (69,351)         (552,108)
   Partner addition of units,net of offering costs              0                 0
                                                    ----------------  ------------------
Net cash provided (used) by financing activities          (69,351)         (552,108)
                                                    ----------------  -------------------
Net increase (decrease) in cash and cash equivalents     (922,549)         (404,469)


Cash and cash equivalents
    Beginning of period                                 6,445,086         8,902,829
    End of Period                                       5,522,537         8,498,360
                                                  ================ ====================
End of period cash and cash equivalents consist of:
     Cash in Banks                                         21,603            14,532
     Cash in broker  trading accounts                   1,517,175         1,946,617
     Cash and cash equivalents                          3,983,759         6,537,211
                                                 ----------------- --------------------
CASH AND CASH EQUIVALENTS, at end of period            $5,522,537        $8,498,360
                                                 ================= ====================

The accompanying notes are an integral part of these statements

			EVEREST FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS
                        March 31, 2014




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

Level 3. Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation.
The table below demonstrates the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and March 31, 2013:

                                     Level 1        Level 2      Level 3
Assets at March 31,2014:
Open positions in futures and
             option contracts       $241,456
                                    ----------     ----------    ---------
Total assets at fair value          $241,456         $0             $0
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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM"). At March 31, 2014 and 2013 approximately 72.136% and 76.923%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of 0.25% (0.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.
(6)   DERIVATIVE INSTRUMENTS
In the normal course of business, the Partnership engages in trading derivatives by purchasing and selling futures contracts and options on future contracts for its own account. All such trading is effectuated as speculative as opposed to hedging. Effective January 1, 2009, the Partnership adopted the provisions of Accounting Standards Codification
815, Derivatives & Hedging, which requires enhanced disclosures about the objectives and strategies for using derivatives and quantitative disclosures about the fair value amounts, and gains and losses on derivatives. See below for such disclosures.

Fair Value of Derivative Instruments

                                                                  2014         2013
Speculative Instruments   Location- Statement of Financial    Fair Value   Fair Value
                                             Condition
______________________    ________________________________   __________    __________
Futures Contracts               Net unrealized gain (loss)
                                        on open contracts      $241,456     $218,384


                                                                  2014         2013
Speculative Instruments   Location- Statement of Operations    Fair Value   Fair Value
_______________________   _________________________________   ____________  __________
Futures Contracts       Net realized trading gains(losses)     $($368,201)   $708,346
Futures Contracts       Change in unrealized gains(losses)     $($144,122)  ($174,974)



Asset Derivatives
                    Balance Sheet
                    Location                          Fair Value      #of contracts
                  _____________________              ____________     _____________
Agricultural
   Net unrealized trading gains on open contracts       239,233            140
Currencies
   Net unrealized trading gains on open contracts       2,110               66
Energy
   Net unrealized trading gains on open contracts       3,010               16
Metals
   Net unrealized trading gains on open contracts       (45,137)             8
Interest rates
   Net unrealized trading gains on open contracts       8,507              149
Indices
   Net unrealized trading gains on open contracts       (538)               11
Currencies-Forward positions
   Net unrealized trading gains on open contracts      (33,360)
                                                     ============     ===========
                                                        173,825          390




Liability Derivatives
                Balance Sheet Location
                                                      Fair Value     #of contracts    Net
                                                    _____________   ______________  _______
Agricultural
    Net unrealized trading gains on open contracts     602                 3        239,835
Currencies
    Net unrealized trading gains on open contracts    6,968               31          9,078
Energy
    Net unrealized trading gains on open contracts      0                  0          3,010
Metals
    Net unrealized trading gains on open contracts    50,799              17          5,662
Interest rates
    Net unrealized trading gains on open contracts     (424)             139         (8,083)
Indices
    Net unrealized trading gains on open contracts   (19,059)             30        (19,597)
Currencies-Forward positions
    Net unrealized trading gains on open contracts    28,745                         (4,615)
                                                     ============    ==========    =========
                                                      67,631             220         241,456



Trading Revenue for the Three Months Ended March 31, 2014
Line Item in Income Statement

Realized             ($368,201)
Change in unrealized ($144,122)
                     ==========
		     ($512,322)



Includes net foreign currency translation gain (loss)



Trading Revenue for the Three Months Ended March 31, 2013
Line Item in Income Statement

Realized                       708,346
Change in unrealized          (174,974)
                             ===========
                               533,371

Includes net foreign currency translation gain(loss)




Total average of futures contracts bought and sold
Three months ended March 31, 2014
Total      	              ($358,201)
                             ============
3 month average   	      ($122,734)



Total average of futures contracts bought and sold
Three months ended March 31, 2013

Total                          708,346
                             ============
3 month average                236,115



For the three months ended March 31, 2014, the monthly average of futures contracts bought and sold was approximately ($122,734).


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
(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the three months ended March 31, 2014 and March 31, 2013.

                                     March 31, 2014     March 31, 2013
                                ---------------------  -----------------
                                          Class A             Class A
                                 --------------------  -----------------
Total return before distributions*         (10.05)%            4.11%
                                      ===============    ===============
Ratio to average net assets:
      Net investment Income (loss)**         (8.16)%          (8.15)%
                                      ===============    ===============
      Management fees                          1.31%            1.36%
      Incentive fees                           0.00%            0.00%
      Other expenses                           0.73%            0.70%
                                      ---------------    ---------------
      Total expenses**                         2.04%            2.06%
                                      ===============    ===============

*Not annualized
**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of March 31, 2014, the statements of operations for the three months ended March 31, 2014 and 2013, the statements of cash flows and changes in partners' capital (net asset value) for the three months ended March 31, 2013 and 2013 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2014, results of operations for the three months ended March 31, 2014 and 2013, cash flows and changes in partners' capital (net asset value) for the three months ended March 31, 2014 and 2013. The results of operations for the full three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.



 Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operation

Each months ended March 31, 2014 compared to each months ended
March 31, 2013.


Class A Units were negative 3.80% in January 2014 resulting in a Net Asset Value per unit of $1,982.56 as of January 31, 2014. Class A Units were positive 6.17% in January 2013 resulting in a Net Asset Value per unit of $2,506.77 as of January 31, 2013.

The Fund had a loss as did the S&P 500 for the month of January. It was a volatile month with very few lasting trends and prices moving up down, up down for most of the month. Losses came in metals, currencies and stock indices. Smaller gains were seen in grains/agriculturals and softs. January was pretty much a textbook example of poor trending conditions for trend following with prices reversing and choppy all month.


Class A Units were negative 2.83% in February 2014 resulting in a Net Asset Value per unit of $1,926.45 as of February 28, 2014. Class A Units were negative 4.17% in February 2013 resulting in a Net Asset Value per unit of $2,402.34 as of February 28, 2013.

February was a month of volatile markets as witnessed by the fluctuations of the S&P 500, which had a mini sell off, only to finish at new highs. Other markets had similar moves, with abrupt reversals the norm. The Fund lost just under 3%, with conditions once again not favorable for trend following. Gains in currencies, grains and meats were not enough to offset losses in metals, softs and stock indices.

Class A Units were negative 3.76% in March 2014 resulting in a Net Asset Value per unit of $1,853.93 as of March 31, 2014. Class A Units were positive 2.32% in March 2013 resulting in a Net Asset Value per unit of $2,457.99 as of March 31, 2013.

March was a month much like January and February for trend following. False price trends, followed by abrupt reversals. EMC's trading program was able to extract profits in metals, grains and softs but larger losses in currencies, energies, interest rates and stock indices resulted in another down month.

Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk

There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2013.

Item 4.			Controls and Procedures

As of March 31, 2014 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.


                      Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.


 Item 1A.	Risk Factors

There has been no material change with respect to risk factors since the "Risk Factors" were disclosed in the Form 10K of the Partnership dated December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds



RECENT SALES OF UNREGISTERED SECURITIES A UNITS

                    Three months             Three months
                  ended March 31, 2014     ended March31,2013

Units Sold                0                        0

Value of Units Sold      $0                       $0


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

                                EVEREST FUND, L.P.
Date: May 15, 2014     By:  Everest Asset Management, Inc.,
                                                    its General Partner
				          By:__/s/ Peter
Lamoureux_______________________________
					        Peter Lamoureux
					        President
32