Form 10-Q
period 2014-06-30
EVEREST FUND L P
filed 2014-08-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


                Table of Contents


Part I:	Financial Information

Item 1.	Financial Statements                                   3

Statements of Financial Condition                              3
June 30, 2014 (Unaudited) and December 31, 2013 (Audited)

Condensed Schedule of Investments                              4
June 30, 2014 (Unaudited)

Condensed Schedule of Investments                              5
December 31, 2013 (Audited)

Statements of Operations                                      5-6
For the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)  6-7
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)

Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013 (Unaudited)   7-8

Notes to Financial Statements June 30, 2014                     8

Item 2.    Management's Discussion and Analysis of Financial   18
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about      20
                                              Market Risk

Item 4.    Controls and Procedures	                       21

Part II:	Other Information                              21

Item 1.	   Legal Proceedings                                   21

Item 1A.	Risk Factors	                               21

Item 2.      Unregistered Sales of Equity Securities and Use   21
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                       22

Item 4. Submission of Matters to a Vote of Security Holders    22

Item 5. 	Other Information	                       22

Item 6. 	Exhibits	                               22

PART I.  FINANCIAL INFORMATION



Item 1 Financial Statements

Following are Financial Statements for the three months ended June 30, 2014



                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
	June 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013 (AUDITED)

                                                   UNAUDITED          AUDITED
                                                June 30, 2014     DECEMBER 31, 2013
                                              -----------------   -----------------
                            ASSETS

Equity in broker trading accounts:
   Cash and investments in marketable securities $1,302,703       $3,172,539
   Cash in broker trading accounts                1,756,875        2,072,126
   Net unrealized trading gains(losses)
                          on open contracts         537,894          431,081
                                           -----------------   ----------------
Total cash & equity in broker trading accounts    3,597,472        5,675,746

Other assets
    Investments in marketable securities          2,077,960        1,200,421
Interest receivable                                      20               20
                                           -----------------   ----------------

      TOTAL ASSETS                               $5,675,452       $6,876,187
                                             ==============    ================
               LIABILITIES AND PARTNERS' CAPITAL (NET ASSETS)
LIABILITIES:

   Management fee payable			$9,358                $11,310
   General partner fees payable                 21,293                 25,865
   Redemptions payable                         260,186                442,723
   Accounts payable & accrued expenses          39,250                 64,569
                                              -----------         ------------
      TOTAL LIABILITIES				330,087               544,467
                                              -----------         ------------

PARTNERS' CAPITAL

   Limited partners, A Shares (2,858.17562
and 3,072.20091 units outstanding)            5,345,365             6,331,720
                                             -------------      ------------
      TOTAL PARTNERS' CAPITAL                 5,345,365             6,331,720
                                             -------------      ------------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                             $5,675,452            $6,876,187
                                            =============        ============

The accompanying notes are an integral part of this statement.

                                EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 June 30, 2014
		                   UNAUDITED

                      EXPIRATION   NUMBER OF   MARKET       % OF PARTNERS'
                           DATES   CONTRACTS   VALUE (OTE)    CAPITAL
                     ------------  ---------  ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates        Sep 14-Sep 15         443         $159,198       2.98%
Metals                Aug 14-Oct 14          36           30,893       0.58%
Energy                Aug 14-Sep 14          41           17,668       0.33%
Agriculture           Aug 14-Dec 14          41          177,026       3.31%
Currencies            Sep 14                132          105,782       1.98%
Indices		      Jul 14-Sep 14          53           14,623       0.27%
                                          -----------    ----------   -------
 			                                 505,190       9.45%
Forward positions
Currencies                                               (12,382)     -0.23%
                                                         ----------   -------
   Total long positions                                  492,808       9.22%


SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	          Sep 14              68          $(4,530)      -0.08%
Metals			  Sep 14               2	   (5,724)      -0.11%
Agriculture		  Aug 14-Dec 14      103	   67,943        1.27%
Currencies        	  Sep 14              15          (21,663)      -0.41%

                                        -----------     ----------     ----------
   			                                   36,026        0.67%
Forward positions
Currencies                                                  9,060        0.17%
                                                        ----------      ---------
   Total short positions                                   45,086        0.84%
                                                        ----------     ----------
TOTAL OPEN CONTRACTS                                      537,894       10.06%
                                                       ===========     ==========


The accompanying notes are an integral part of this statement.



		      THE EVEREST FUND, L.P.
                  (an Iowa Limited Partnership)
                CONDENSED SCHEDULE OF INVESTMENTS
                            December 31, 2013
                               AUDITED

                      EXPIRATION   NUMBER OF   MARKET       % OF PARTNERS'
                           DATES   CONTRACTS   VALUE (OTE)    CAPITAL
                     ------------  ---------  ------------   --------------
Long U.S. Futures Contracts
  Interest rates     Sep 14 - Mar 15    148     (68,958)        -1.34%
  Metals             Mar 14		        (55,181)        -1.08%
  Energy	     Feb 14 - Mar 14     30	 32,890          0.64%
  Agriculture        Feb 14 - Mar 14     98      (6,509)        -0.13%
  Currencies	     Mar 14              86      45,775          0.89%
  Indices	     Jan 14 - Mar 14     45     207,506          4.04%
                                               ----------       ----------
    Total Long Futures Contracts                155,523          3.03%
                                               ----------       ----------
Forward Positions
  Currencies                                     30,344          0.59%
                                               ----------       ----------
    Total Long Positions                        185,868          3.62%

Short U.S. Futures Contracts
   Interest rates    Mar 14 - Jun 14     362        54,445          1.06%
   Metals            Feb 14 - Apr 14      52       (11,516)        -0.22%
   Energy            Feb 14                1        (1,747)        -0.03%
   Agriculture       Mar 14 - Mar 14     140       130,342          2.54%
   Currencies        Mar 14               57        64,730          1.26%
                                                 ----------       ----------
   Total Short Futures Contracts                   236,253          4.60
                                                 ----------       ----------
Forward Positions
  Currencies                                         8,960          0.17%
                                                 ----------       ----------
    Total Short Positions                          245,213          4.78%
                                                 ----------       ----------
Total Futures Contracts                            431,081          8.40%
                                                  =========       ==========

The accompanying notes are an integral part of these financial statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED June 30, 2014 AND 2013
				   UNAUDITED

                                        THREE MONTHS ENDED      THREE MONTHS ENDED
				           June 30, 2014            June 30, 2013
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                         $(119,480)              $(455,087)
Change in net unrealized trading gain
  (loss) on open contracts                       297,151                  54,732
Net foreign currency translation loss                817 	          (2,146)
Brokerage Commissions        	                 (14,174)                (14,060)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                     164,313                (416,561)

Interest income, net of cash management fees         229                     537
                                            ----------------    -------------------
   TOTAL INCOME 	                         164,542                (416,024)
                                            ----------------    -------------------
EXPENSES:
   General partner management fees                 69,851                111,105
   Advisor Management fees                         28,136                 40,806
   Incentive fees			                0                      0
   Professional fees                               16,249                 20,725
   Administrative expenses                          1,594                  1,329
                                            ----------------    -------------------
   TOTAL EXPENSES                                 115,830                173,965
                                            ----------------    -------------------
NET INCOME 	                               $   48,712              $(589,989)
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD             $17.04              $(173.19)
                                            ================    ===================


The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED June 30, 2014 AND 2013
				   UNAUDITED

                                          SIX MONTHS ENDED       SIX MONTHS ENDED
				           June 30, 2014           June 30, 2013
                                        --------------------    ------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                          $(508,551)              $263,008
Change in net unrealized trading gain
  (loss) on open contracts                        153,029               (120,242)
Net foreign currency translation loss              34,540                    342
Brokerage Commissions                             (27,027)               (26,297)
                                        --------------------    ------------------
   NET TRADING INCOME (LOSS)                     (348,009)               116,810

Interest income, net of cash management fees          402                  2,862
                                            ----------------    ------------------
   TOTAL INCOME (LOSS) 	                         (347,607)               119,672
                                            ----------------    ------------------
EXPENSES:
   General partner management fees                 148,438               228,216
   Advisor Management fees                          57,608                84,679
   Incentive fees			                 0                     0
   Professional fees                                29,642                35,322
   Administrative expenses                           2,331                 3,104
                                            ----------------    ------------------
   TOTAL EXPENSES                                  238,019               351,321
                                            ----------------    ------------------
NET INCOME (LOSS)	                       $  (585,626)            $(231,649)
                                            ================    ==================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD           $ (204.89)             $(68.00)
                                            ================    ==================


The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE SIX MONTHS ENDED June 30, 2014
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES            TOTAL
                            ----------   ----------------  -----------
BALANCES, January 1, 2014    3,072.20       6,331,720        6,331,720
Additional Units Sold             0                 0                0
Redemptions                   (214.03)       (400,730)        (400,730)
Less Offering Costs             --                  0                0
Net profit (Loss)               -- 	     (585,625)        (585,625)
                           -----------   ---------------   ------------
BALANCES, JUNE 30,2014       2,858.17       $5,345,365       $5,345,365
                           ===========   ===============   ============

Net asset value per unit
   January 1, 2014		    $2,060.97
Net profit (loss) per unit           (190.77)
                                 --------------
Net asset value per unit
   JUNE 30, 2014                    $1,870.20
                                 ==============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED June 30, 2014 AND 2013
				  UNAUDITED

                                             THREE MONTHS ENDED  THREE MONTHS ENDED
                                               June 30, 2014         June 30, 2013
                                            -------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $(585,626)        $(231,649)
   Net changes to reconcile net income(loss) to net cash
   provided (used) in operating activities:
      Unrealized gain or loss on open contracts          (106,813)          101,920
      Interest receivable                                       0                28
      Incentive fees payable                                    0                 0
      General partner fees payable                         (4,572)             (938)
      Redemptions payable                                (182,537)         (541,387)
      Management fees payable                              (1,952)           (2,097)
      Accounts payable & accrued expenses                 (25,319)          (23,288)
                                                 ----------------   ----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (906,819)         (697,411)
                                                 ----------------   ----------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
   Cash Redemptions paid                                (400,730)          (619,049)
   Partner addition of units,net of offering costs             0                  0
                                                 ----------------   ----------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        (400,730)          (619,049)
                                                 ----------------   ----------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS   (1,307,549)        (1,316,460)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD      6,445,086          8,902,829
                                                 ----------------   ----------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD           $5,137,537         $7,586,369
                                                 ================   ================
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in Banks					  15,755             16,363
     Cash in broker  trading accounts                  1,756,875          1,642,548
     Cash and cash equivalents                         3,364,907          5,927,458
                                                 -----------------  ----------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS       $5,137,537         $7,586,369
                                                 =================  ================

The accompanying notes are an integral part of these statements

			EVEREST FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS
                        June 30, 2014

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

The table below demonstrates the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and June 30, 2013:

                                      Level 1        Level 2      Level 3
Assets at June 30,2014:
Open positions in futures and
             option contracts        $537,894
                                    ----------      ----------    ---------
Total assets at fair value           $537,894           $0             $0
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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM"). At June 30, 2014 and 2013 approximately 99.534% and 99.725%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of 0.25% 0.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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

                                                         2014            2013
Speculative Instruments   Location- Statement of     Fair Value      Fair Value
                            Financial Condition
______________________    ________________________  __________      ___________
Futures Contracts        Net unrealized gain (loss)  $537,894         $290,772
                             on open contracts



                                                        2014            2013
Speculative Instruments   Location- Statement of     Fair Value      Fair Value
                                      Operations
_______________________   _______________________   ____________     __________
Futures Contracts         Net realized trading       ($508,551)       $263,008
                               gains(losses)
Futures Contracts         Change in unrealized        $153,029       ($120,242)
                               gains(losses)

Asset Derivatives
                    Balance Sheet
                    Location                            Fair Value     #of contracts
                  _____________________                ____________    _____________
Agricultural
   Net unrealized trading gains on open contracts       177,026              41
Currencies
   Net unrealized trading gains on open contracts       105,782             132
Energy
   Net unrealized trading gains on open contracts        17,668              41

Metals
    Net unrealized trading gains on open contracts       30,893              36

Interest rates
   Net unrealized trading gains on open contracts       159,198             443
Indices
   Net unrealized trading gains on open contracts        14,623              53
Currencies-Forward positions
   Net unrealized trading gains on open contracts       (12,382)
                                                      ============     ===========
                                                        492,808             746



Liability Derivatives
                Balance Sheet Location
                                                  Fair Value   #of contracts    Net
                                                 _____________  ___________   ______
Agricultural
    Net unrealized trading gains on open contracts   67,943         103      244,969
Currencies
    Net unrealized trading gains on open contracts  (21,663)         15       84,119
Energy
    Net unrealized trading gains on open contracts     0              0	      17,668
Metals
    Net unrealized trading gains on open contracts   (5,724)          2       25,169
Interest rates
    Net unrealized trading gains on open contracts   (4,530)         68      154,668
Indices
    Net unrealized trading gains on open contracts      0             0       14,623
Currencies-Forward positions
    Net unrealized trading gains on open contracts    9,060                  (3,322)
                                                   ============   =======    =======
                                                     45,086         188      537,894


Trading Revenue for the six Months Ended June 30, 2014
Line Item in Income Statement

Realized              (501,038)
Change in unrealized   153,029
                      =========
                      (348,009)



Includes net foreign currency translation gain(loss)

Trading Revenue for the six Months Ended June 30, 2013
Line Item in Income Statement

Realized                 237,053
Change in unrealized    (120,242)
                       ===========
                         116,811

Includes net foreign currency translation gain(loss)

Total average of futures contracts bought and sold six months ended June 30, 2014

Total                  (501,038)
                     ==============
6 month average        (167,013)




Total average of futures contracts bought and sold six months ended June 30, 2013

Total                      237,053
                        ============
6 month average             39,509


For the three months ended June 30, 2014, the monthly average of futures contracts bought and sold was approximately (44,279).


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

(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the six months ended June 30, 2014 and June 30, 2013.

                                      June 30, 2014      June 30, 2013
                               ---------------------  -----------------
                                        Class A           Class A
                                --------------------  -----------------
Total return before  distributions*       (9.26)%          (3.19)%
                                     ===============    ===============
Ratio to average net assets:
      Net investment Income (loss)**      (8.23)%          (8.30)%
                                     ===============    ===============
      Management fees                      2.57%             2.72%
      Incentive fees                       0.00%             0.00%
      Other expenses                       1.55%             1.47%
                                     ---------------    ---------------
      Total expenses**                     8.24%             8.37%
                                     ===============    ===============

*Not annualized
**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of June 30, 2014, the statements of operations for the three and six months ended June 30, 2014 and 2013, the statements of cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2014 and 2013 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2014, results of operations for the Six months ended June 30, 2014 and 2013, cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2014 and 2013. The results of operations for the full six months ended
June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.

 Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operation

Each months ended June 30, 2014 compared to each months ended
June 30, 2013.

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

Class A Units were negative 0.05% in April 2014 resulting in a Net Asset Value per unit of $1,853.03 as of April 30, 2014. Class A Units were positive 1.85% in April 2013 resulting in a Net Asset Value per unit of $2,503.40 as of April 30, 2013. April was essentially a break even month for the Fund. Gains in currencies, grains, interest rates, and metals were offset by losses in energies and stock indices. While no one is satisfied with a break even month, it does put an end to a 4 month decline, and we did see less abrupt price reversals this month. In a rare coincidence, the Fund and the S&P 500 total return result were essentially the same for the month.

Class A Units were negative 0.04% in May 2014 resulting in a Net Asset Value per unit of $1,852.22 as of May 31, 2014. Class A Units were negative 6.32% in May 2013 resulting in a Net Asset Value per unit of $2,345.31 as of May 31, 2013. May was another essentially break even month for the Fund. Gains in interest rates and stock indices were negated by similar losses in currencies, softs and to a smaller extent, energies. This marks the second month in a row with slightly negative almost flat performance. There were stretches of positive performance and some price trending throughout the month. The trends were, however, short lived.

Class A Units were positive 0.97% in June 2014 resulting in a Net Asset Value per unit of $1,870.20 as of June 30, 2014. Class A Units were negative 2.54% in June 2013 resulting in a Net Asset Value per unit of $2,285.75 as of June 30, 2013. In June the Fund had a gain of just under 1%. Profits came in meats, interest rates, softs, energies and stock indices, with smaller losses in currencies and grains.

There were some trending prices and for the first time in a number of months the last few days were not characterized by abrupt reversals and that allowed for a positive result.



Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk
There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2013.

Item 4.			Controls and Procedures

As of June 30, 2014 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

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



RECENT SALES OF UNREGISTERED SECURITIES A UNITS

                                Six months               Six months
                            ended June 30, 2014     ended June 30,2013

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

                                EVEREST FUND, L.P.
Date: August 14, 2014     By:  Everest Asset Management, Inc.,
                                                    its General Partner
				          By:__/s/ Peter
Lamoureux_______________________________
					        Peter Lamoureux
					        President
32