Form 10-Q
period 2014-09-30
EVEREST FUND L P
filed 2014-11-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q
        Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes     X        No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer		Accelerated filer
Non-accelerated filer
Small Reporting Company Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No X


                Table of Contents


Part I:	Financial Information

Item 1.	Financial Statements                                   3

Statements of Financial Condition                              3
September 30, 2014 (Unaudited) and December 31, 2013 (Audited)

Condensed Schedule of Investments                              4
September 30, 2014 (Unaudited)

Condensed Schedule of Investments                              5
December 31, 2013 (Audited)

Statements of Operations                                      5-6
For the Three and nine Months Ended September 30, 2014 and 2013 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)  6-7
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)

Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013 (Unaudited)   7-8

Notes to Financial Statements September 30, 2014                     8

Item 2.    Management's Discussion and Analysis of Financial   18
                         Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about      20
                                              Market Risk

Item 4.    Controls and Procedures	                       21

Part II:	Other Information                              21

Item 1.	   Legal Proceedings                                   21

Item 1A.	Risk Factors	                               21

Item 2.      Unregistered Sales of Equity Securities and Use   21
                                                 of Proceeds

Item 3. Defaults upon Senior Securities	                       22

Item 4. Submission of Matters to a Vote of Security Holders    22

Item 5. 	Other Information	                       22

Item 6. 	Exhibits	                               22

PART I.  FINANCIAL INFORMATION



Item 1 Financial Statements

Following are Financial Statements for the three months ended September 30, 2014



                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION
	September 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013 (AUDITED)

                                                   UNAUDITED          AUDITED
                                             September 30, 2014   DECEMBER 31, 2013
                                              -----------------   -----------------
                            ASSETS

Equity in broker trading accounts:
   Cash and investments in marketable securities $3,332,683       $3,172,539
   Cash in broker trading accounts                1,259,086        2,072,126
   Net unrealized trading gains(losses)
                          on open contracts         529,009          431,081
                                           -----------------   ----------------
Total cash & equity in broker trading accounts    5,120,778        5,675,746

Other assets
    Investments in marketable securities          1,228,135        1,200,421
Interest receivable                                       7               20
                                           -----------------   ----------------

      TOTAL ASSETS                               $6,348,920       $6,876,187
                                             ==============    ================
               LIABILITIES AND PARTNERS' CAPITAL (NET ASSETS)
LIABILITIES:

   Management fee payable			$10,473                $11,310
   General partner fees payable                  25,623                 25,865
   Redemptions payable                               (0)               442,723
   Accounts payable & accrued expenses           39,743                 64,569
                                              -----------         ------------
      TOTAL LIABILITIES				 75,839               544,467
                                              -----------         ------------

PARTNERS' CAPITAL

   Limited partners, A Shares (2,804.30757
and 3,072.20091 units outstanding)            6,273,081             6,331,720
                                             -------------      ------------
      TOTAL PARTNERS' CAPITAL                 6,273,081             6,331,720
                                             -------------      ------------
      TOTAL LIABILITIES AND PARTNERS'
         CAPITAL                             $6,348,920            $6,876,187
                                            =============        ============

The accompanying notes are an integral part of this statement.

                                EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                        CONDENSED SCHEDULE OF INVESTMENTS
                               September 30, 2014
		                   UNAUDITED

                      EXPIRATION   NUMBER OF   MARKET       % OF PARTNERS'
                           DATES   CONTRACTS   VALUE (OTE)    CAPITAL
                     ------------  ---------  ------------   --------------
LONG POSITIONS:
FUTURES POSITIONS
Interest rates        Dec 14-Dec 15         238         $ 37,334       0.60%
Metals                Dec 14                  7           (4,725)     -0.08%
Energy                Nov 14                  3            3,730       0.06%
Agriculture           Nov 14-Dec 14          14           10,603       0.17%
Indices		      Nov 14-Dec 14          49           70,454       1.12%
                                          -----------    ----------   -------
 			                                 117,396       1.87%
Forward positions
Currencies                                                61,883       0.99%
                                                         ----------   -------
   Total long positions                                  179,279       2.86%


SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	      Dec 14                 48          $10,037       0.16%
Metals		      Dec 14-Jan 15          35	          41,693       0.66%
Energy                Nov 14-Dec 14          12           34,415       0.55
Agriculture	      Nov 14-Mar 15          56	          74,156       1.18%
Currencies            Dec 14-Jun 16         106          234,780       3.74%
Indices               Dec 14                  1             (146)      0.00%

                                        -----------     ----------     ----------
   			                                  394,935      6.30%
Forward positions
Currencies                                                (45,205)     -0.72%
                                                        ----------      ---------
   Total short positions                                  349,730       5.58%
                                                        ----------     ----------
TOTAL OPEN CONTRACTS                                      529,009       8.43%
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

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED September 30, 2014 AND 2013
				   UNAUDITED

                                        THREE MONTHS ENDED      THREE MONTHS ENDED
				        September 30, 2014      September 30, 2013
                                        --------------------    -------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                         $1,190,395              $(391,337)
Change in net unrealized trading gain
  (loss) on open contracts                       (22,510)               (313,292)
Net foreign currency translation loss                621 	          (4,769)
Brokerage Commissions        	                 (10,602)                (15,651)
                                        --------------------    -------------------
   NET TRADING INCOME (LOSS)                    1,157,904                (725,050)

Interest income, net of cash management fees         108                     489
                                            ----------------    -------------------
   TOTAL INCOME 	                        1,158,011                (724,561)
                                            ----------------    -------------------
EXPENSES:
   General partner management fees                 73,303                 96,370
   Advisor Management fees                         29,743                 35,933
   Incentive fees			                0                      0
   Professional fees                               19,105                 22,977
   Administrative expenses                            582                    834
                                            ----------------    -------------------
   TOTAL EXPENSES                                 122,733                156,114
                                            ----------------    -------------------
NET INCOME 	                               $1,035,278              $(880,675)
                                            ================    ===================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD             $369.17              $(261.83)
                                            ================    ===================


The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (AN IOWA LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED September 30, 2014 AND 2013
				   UNAUDITED

                                         NINE MONTHS ENDED      NINE MONTHS ENDED
				        September 30, 2014      September 30, 2013
                                        --------------------    ------------------
TRADING INCOME (LOSS)
Net realized trading gain(loss)
   on closed contracts                          $ 681,843              $(128,329)
Change in net unrealized trading gain
  (loss) on open contracts                        130,519               (433,535)
Net foreign currency translation loss              35,161                 (4,428)
Brokerage Commissions                             (37,629)               (41,949)
                                        --------------------    ------------------
   NET TRADING INCOME (LOSS)                      809,895               (608,240)

Interest income, net of cash management fees          510                  3,351
                                            ----------------    ------------------
   TOTAL INCOME (LOSS) 	                          810,405               (604,889)
                                            ----------------    ------------------
EXPENSES:
   General partner management fees                 221,741               324,586
   Advisor Management fees                          87,352               120,612
   Incentive fees			                 0                     0
   Professional fees                                48,747                58,299
   Administrative expenses                           2,912                 3,938
                                            ----------------    ------------------
   TOTAL EXPENSES                                  360,752               507,435
                                            ----------------    ------------------
NET INCOME (LOSS)	                       $   449,653            $(1,112,324)
                                            ================    ==================

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST
   A SHARES, OUTSTANDING ENTIRE PERIOD           $  160.34             $(330.70)
                                            ================    ==================


The accompanying notes are an integral part of these statements.

                                  EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED September 30, 2014
				  UNAUDITED


                              UNITS       LIMITED PTRS
                             A SHARES     A SHARES            TOTAL
                            ----------   ----------------  -----------
BALANCES, January 1, 2014    3,072.20       6,331,720        6,331,720
Additional Units Sold             0                 0                0
Redemptions                   (267.89)       (508,292)        (508,292)
Less Offering Costs             --                  0                0
Net profit (Loss)               -- 	      449,653          449,653
                           -----------   ---------------   ------------
BALANCES, September 30,2014  2,804.31      $6,273,081        $6,273,081
                           ===========   ===============   ============

Net asset value per unit
   January 1, 2014		    $2,060.97
Net profit (loss) per unit            175.97
                                 --------------
Net asset value per unit
   September 30, 2014               $2,236.94
                                 ==============



The accompanying notes are an integral part of these statements.

                               EVEREST FUND, L.P.
                          (An Iowa Limited Partnership)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED September 30, 2014 AND 2013
				  UNAUDITED

                                             THREE MONTHS ENDED  THREE MONTHS ENDED
                                            September 30, 2014   September 30, 2013
                                            -------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $449,652       $(1,112,324)
   Net changes to reconcile net income(loss) to net cash
   provided (used) in operating activities:
      Unrealized gain or loss on open contracts           (97,928)           427,780
      Interest receivable                                       13                32
      Incentive fees payable                                    0                 0
      General partner fees payable                           (242)           (7,987)
      Redemptions payable                                (442,723)         (520,635)
      Management fees payable                                (837)           (3,683)
      Accounts payable & accrued expenses                 (24,826)          (13,224)
                                                 ----------------   ----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (116,891)       (1,230,041)
                                                 ----------------   ----------------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
   Cash Redemptions paid                                (508,292)          (709,680)
   Partner addition of units,net of offering costs             0                  0
                                                 ----------------   ----------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        (508,292)          (709,680)
                                                 ----------------   ----------------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS     (625,183)        (1,939,721)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD      6,445,086          8,902,829
                                                 ----------------   ----------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD           $5,819,903         $6,963,107
                                                 ================   ================
END OF THE YEAR CASH AND CASH EQUIVALENTS CONSIST OF:
     Cash in Banks					   8,813              9,918
     Cash in broker  trading accounts                  1,259,086          2,086,418
     Cash and cash equivalents                         4,552,005          4,866,771
                                                 -----------------  ----------------
TOTAL END OF THE YEAR CASH AND CASH EQUIVALENTS       $5,819,903         $6,963,107
                                                 =================  ================

The accompanying notes are an integral part of these statements

	EVEREST FUND, L.P.
                 NOTES TO FINANCIAL STATEMENTS
                        SEPETMBER 30, 2014

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

The table below demonstrates the Partnership's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and September 30, 2013:

                                      Level 1        Level 2      Level 3
Assets at September 30, 2014:
Open positions in futures and
             option contracts        $529,009
                                    ----------      ----------    ---------
Total assets at fair value           $529,009          $0             $0
                                     ==========     ==========    ==========


                                       Level 1        Level 2      Level 3

Assets at September 30, 2013:
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

The Partnership has also entered into an investment advisory agreement with Horizon Cash Management L.L.C. ("HCM"). At September 30, 2014 and 2013 approximately 99.807% and 99.636%, respectively of the partnership's capital were funds deposited with a commercial bank and invested under the direction of HCM. HCM receives a monthly cash management fee equal to 1/12 of 0.25% 0.25% annually) of the average daily assets under management if the accrued monthly interest income earned on the Partnership's assets managed by HCM exceeds the 91-day U.S. Treasury bill rate.

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

                                                         2014       2013
Speculative Instruments   Location- Statement of     Fair Value   Fair Value
                            Financial Condition
______________________    ________________________  __________   ___________
Futures Contracts        Net unrealized gain (loss)  $529,009     ($35,088)
                             on open contracts



                                                        2014         2013
Speculative Instruments   Location- Statement of     Fair Value   Fair Value
                                      Operations
_______________________   _______________________   ____________  __________
Futures Contracts         Net realized trading       $681,843     ($128,329)
                            gains(losses)
Futures Contracts         Change in unrealized         $130,519   ($433,535)
                            gains(losses)


Asset Derivatives
                    Balance Sheet
                    Location                         Fair Value    #of contracts
                  _____________________            ____________    _____________
Agricultural
   Net unrealized trading gains on open contracts     10,603            14
Currencies
   Net unrealized trading gains on open contracts        0               0
Energy
   Net unrealized trading gains on open contracts      3,730             3

Metals
    Net unrealized trading gains on open contracts   (4,725)             7

Interest rates
   Net unrealized trading gains on open contracts    37,334             238
Indices
   Net unrealized trading gains on open contracts    70,454              49
Currencies-Forward positions
   Net unrealized trading gains on open contracts    61,883
                                                  ============     ===========
                                                    179,279             311



Liability Derivatives
                Balance Sheet Location
                                                 Fair Value    #of contracts   Net
                                                 _____________  ___________   ______
Agricultural
    Net unrealized trading gains on open contracts   74,156         56        84,759
Currencies
    Net unrealized trading gains on open contracts  234,780        106        234,780
Energy
    Net unrealized trading gains on open contracts   34,415         12	       38,145
Metals
    Net unrealized trading gains on open contracts   41,693         35         36,968
Interest rates
    Net unrealized trading gains on open contracts   10,037         48         47,371
Indices
    Net unrealized trading gains on open contracts    (146)          1         70,308
Currencies-Forward positions
    Net unrealized trading gains on open contracts  (45,205)                   16,678
                                                   ============   =======     =======
                                                    349,730        258        529,009


Trading Revenue for the nine Months Ended September 30, 2014
Line Item in Income Statement

Realized               679,376
Change in unrealized   130,519
                      =========
                       809,895



Includes net foreign currency translation gain(loss)

Trading Revenue for the nine Months Ended September 30, 2013
Line Item in Income Statement

Realized                       (174,705)
Change in unrealized           (433,535)
                             ===========
                               (608,240)


Includes net foreign currency translation gain(loss)

Total average of futures contracts bought and sold nine months ended September 30, 2014

Total                  679,376
                     ==============
9 month average        226,458




Total average of futures contracts bought and sold nine months ended September 30, 2013

Total                          (174,705)
                             ============
9 month average                 (19,412)



For the three months ended September 30, 2014, the monthly average of futures contracts bought and sold was approximately 393,471.


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

(8)   FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership's financial performance for the nine months ended September 30, 2014 and September 30, 2013.

                                  September 30, 2014   September 30, 2013
                               ---------------------  -----------------
                                        Class A           Class A
                                --------------------  -----------------
Total return before  distributions*        8.54%          (14.18)%
                                     ===============    ===============
Ratio to average net assets:
      Net investment Income (loss)**      (8.26)%          (8.38)%
                                     ===============    ===============
      Management fees                      5.08%            5.40%
      Incentive fees                       0.00%            0.00%
      Other expenses                       3.19%            3.04%
                                     ---------------    ---------------
      Total expenses**                     8.27%            8.44%
                                     ===============    ===============

*Not annualized
**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of September 30, 2014, the statements of operations for the three and nine months ended September 30, 2014 and 2013, the statements of cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2014 and 2013 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2014, results of operations for the nine months ended September 30, 2014 and 2013, cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2014 and 2013. The results of operations for the full nine months ended nine 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.

 Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operation

Each months ended September 30, 2014 compared to each months ended September 30, 2013.

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

Class A Units were positive 6.77% in July 31, 2014 resulting in a Net Asset Value per unit of $1,996.77 as of July 31, 2014.
Class A Units were negative 4.39% in July 31, 2013 resulting in a Net Asset Value per unit of $2,185.33 as of July 31, 2013.
In July the markets had a return to trending prices and as a result the Fund had a significant gain of +6.77%. In addition, the fund had a timely and beneficial negative correlation to the S&P 500 which was -1.51%. Profits came in softs, stock indices, grains, interest rates, metals, meats and currencies. There were losses in energies.


Class A Units were positive 4.22% in August 31, 2014 resulting in a Net Asset Value per unit of $2,081.09 as of August 31, 2014.
Class A Units were negative 2.71% in August 31, 2013 resulting in a Net Asset Value per unit of $2,126.07 as of August 31, 2013.
The Fund posted another significant gain of +4.22% for August, as trending prices continued. Profits came in interest rates, currencies, energies and grains, with smaller losses in stock indices, metals and meats. This third consecutive month of gains for the Fund brings us to a +0.98% positive result on the year. While this is not enough in and of itself, it is certainly better than a -12% of a few months ago.EMC has, once again, demonstrated that they are able to generate profits when conditions are favorable to trend following.




Class A Units were positive 7.49% in September 30, 2014 resulting in a Net Asset Value per unit of $2,236.95 as of September 30, 2014. Class A Units were negative 4.69% in September 30, 2013 resulting in a Net Asset Value per unit of $2,026.27 as of September 30, 2013.
The Fund posted a gain of 7.49%. The largest profitable positions were in the currency sector, with smaller gains in energies, metals, softs and grains. Smaller losses were posted in stock indices and interest rates. September was another month of negative correlation for the Fund to equity markets as the S&P 500 was down.


Item 3.         Quantitative and Qualitative Disclosures
                         About Market Risk
There has been no material change with respect to market risk since the "Quantitative and Qualitative Disclosures About Market Risk" was made in the Form 10K of the Partnership dated December 31, 2013.

Item 4.			Controls and Procedures

As of September 30, 2014 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the President, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's period filings with the Securities and Exchange Commission. There have been no significant changes in the company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

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



RECENT SALES OF UNREGISTERED SECURITIES A UNITS

                            nine months              nine months
                  ended September 30, 2014     ended September 30,2013

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

                                EVEREST FUND, L.P.
Date: November 14, 2014     By:  Everest Asset Management, Inc.,
                                                    its General Partner
				          By:__/s/ Peter
Lamoureux_______________________________
					        Peter Lamoureux
					        President
32