Form 10-K
period 2014-12-31
EVEREST FUND L P
filed 2015-03-30
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2014	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 North 4th Street, Suite 143, Fairfield, Iowa 52556

(Address of principal executive offices)            (Zip Code)

Registrant’s telephone number, including area code:

(641) 472-5500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒ No ☐

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small Reporting Company Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter: $6,810,207.

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

Yes ☐ No ☐

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

The Everest Fund, L.P. (the “Partnership” or “Everest”) is a limited partnership organized on June 20, 1988 under the Iowa Uniform Limited Partnership Act. The business of the Partnership is the speculative trading of commodity futures contracts and other commodity interests, including forward contracts on foreign currencies (Commodity Interests) either directly or indirectly through other entities, including subsidiaries, partnerships, Partnerships or other limited liability entities, which constitute one industry segment. The Partnership commenced its trading operations on February 1, 1989. Its General Partner is Everest Asset Management, Inc. (the “General Partner”) a Delaware corporation organized in December, 1987.

During its operation, the Partnership has had various trading advisors. In December 1990, John W. Henry & Company, Inc. (JWH) began trading for the Partnership as one of the Partnership’s trading advisors. In May 1994, JWH became the sole trading advisor to the Partnership. After another tough month of trading, John W. Henry, the Chairman of JWH announced that JWH would stop trading client assets as of December 31, 2012. The Partnership terminated JWH as of October 31st. The Fund began trading on December 3rd 2012 with the new advisor EMC Capital Management, Inc (EMC). In October 1, 2013 EMC Capital Management., Inc changed name to EMC Capital Advisors, LLC.

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

In 2009 the Partnership retained the JWH Global Analytics Program ( JWH GAP )as its sole trading program. As of December 31, 2009 100% of the Partnership’s assets were traded by the JWH GAP through October 31, 2012.

The Partnership began trading on December 3rd 2012 with the new advisor EMC Capital Management, Inc (now EMC Capital Advisors, LLC) or (EMC). 100% of the Partnership’s assets are being traded by the EMC Classic Program.

Upon fifteen days written notice, a Class A Limited Partner may require the Partnership to redeem all or part of his Units effective as of the close of business (as determined by the General Partner) on the last day of any month at the Net Asset Value thereof on such date. Notwithstanding the above, pursuant to the Amended and Restated Agreement of Limited Partnership, the General Partner may, in its sole discretion, and on ten days’ notice, require a Limited Partner to redeem all or part of his Units in the Partnership as of the end of any month. There are no additional charges to the Limited Partner at redemption. The Partnership’s Amended and Restated Agreement of Limited Partnership contains a full description of redemption and distribution procedures.

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

The address of the General Partner and the Partnership is 1100 North 4th Street, Suite 143, Fairfield, Iowa 52556, and the telephone number at such location is (641) 472-5500. The General Partner changed its name as of March 1, 1994 and amended its Certificate of Incorporation, with no other changes, accordingly. In accordance with the provisions of the Commodity Exchange Act and the rules of the National Futures Association (NFA), the General Partner is registered as a commodity pool operator and a commodity trading advisor, EMC Capital Advisors, LLC (EMC) is registered as a commodity trading advisor and the Commodity Broker is registered as a futures commission merchant, each subject to regulation by the Commodity Futures Trading Commission (CFTC). Each is also a member of the NFA in such capacity.

The General Partner, to the exclusion of the limited partners of the Partnership (the Limited Partners), manages and conducts the business of the Partnership. Thus the General Partner (i) selects and monitors the independent commodity trading advisor(s) and the Commodity Broker; (ii) allocates and/or reallocates assets of the Partnership to or from EMC and/or the advisor(s); (iii) determines if an advisor or commodity broker should be removed or replaced; (iv) negotiates management fees, incentive fees and brokerage commissions; (v) determines its own compensation with respect to management and administrative fees; and (vi) performs such other services as the Partnership may from time to time request, except that all trading decisions are made by EMC and not the General Partner. In addition, the General Partner selects the commodity broker(s) that will clear trades for the advisor(s).

R.J. O’Brien and Associates, LLC (RJO) currently acts as Everest’s commodity broker. RJO offices are located at 222 South Riverside Plaza, Suite 900, Chicago, Illinois 60606.

The General Partner is responsible for the preparation of monthly and annual reports to the Limited Partners; filing reports required by the CFTC, the NFA, the SEC and any other federal or state agencies having jurisdiction over the Partnership’s operations; calculation of the Net Asset Value (meaning the total assets less total liabilities of the Partnership (for a more precise definition, see the Exhibit Form 10 - General Form for Registration of Securities incorporated by reference hereto) and directing payment of the management and incentive fees payable to EMC or the advisor(s) under an advisory agreement(s) entered into with the commodity trading advisor(s).

Effective November 2003, the General Partner charges the Partnership a monthly management fee equal to 0.50% of the Partnership’s Class A beginning-of-month net asset value. The General Partner pays a portion of its fees for actual commission charges to its Clearing Broker.

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

Everest pays EMC Capital Advisors, LLC(EMC)., its current commodity trading advisor, a monthly management fee equal to 0.167% (approximately 2% annually) of Everest s month-end Allocated Assets, as defined, and a quarterly incentive fee equal to 20% of Everest’s trading profits allocable to its trading exclusive of interest income on Allocated Assets, as defined. The incentive fee is retained by EMC even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by Everest.

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

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership’s size, it is estimated that the periodic operating expenses will be approximately $95,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership’s operating expenses for the years 2013-2014 can be found in the table in Item 6 below.

As of December 31, 2014, the General Partner had two full-time employees and one part-time employee. Further, the General Partner, in its capacity as a CFTC-regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to Capital Management Partners, Inc. (Capital). Capital is a CFTC-regulated introducing broker, and an NFA member. Capital is also registered with the Financial Industry Regulatory Authority, Inc. ( FINRA ) as a broker dealer. As of December 31, 2014, Capital had 5 employees.

The Partnership’s business constitutes only one segment for financial reporting purposes; and the purpose of the Partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership’s business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership’s business, as of December 31, 2014 is set forth under Items 6 and 7 herein.

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

Other trading advisors who are not affiliated with the Partnership may utilize trading methods which are similar in some respects to those methods used by EMC, or any other future Partnership’s advisor(s). These other trading advisors could also be competing with the Partnership for the same or similar trades as requested by the Partnership’s advisor(s).

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

The Partnership’s Trading Account May Be Leveraged or de-leveraged. The general partner may, in its sole discretion, periodically adjust the size of the trading account with EMC by increasing or decreasing the cash, other assets or notional Partnerships allocated to it (and thus the amount by which the Partnership’s assets are leveraged). Because the trading account may be leveraged, (i) the Partnership may incur greater risk since the Partnership may experience greater losses, as measured by a percentage of assets actually allocated to EMC, due to the notional Partnership’s component; (ii) the Partnership’s returns may experience greater volatility compared to the returns which the Partnership would have achieved on a non- leveraged basis; and (iii) the Partnership may receive more frequent and larger margin calls. Because the trading account may be de-leveraged, the partnership may incur smaller gains than it would if the EMC trading program had been fully allocated to.

Commodity Interests Trading May Be Illiquid. Most U.S. commodity futures exchanges impose daily limits regulating the maximum amount above or below the previous day’s settlement price which a futures contract price may fluctuate during a single day. During a single trading day no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased to the limit point, it may be difficult, costly or impossible to liquidate a position. Futures prices in particular contracts have occasionally moved the daily limit for several consecutive days with little or no trading. If this occurs, the Partnership might be prevented from promptly liquidating unfavorable positions, which could result in substantial losses. Those losses could significantly exceed the margin initially committed to the trades involved. In addition, even if prices have not moved the daily limit or there are no limits for the contracts traded, trades might not be able to be executed at favorable prices if little trading in the contracts is taking place. It is also possible that an exchange or the Commodity Futures Trading Commission (CFTC) may suspend trading in a particular contract, order immediate settlement of a contract, or order the liquidation of open positions only.

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

No Assurance of EMC’s Continued Services. EMC has exclusive responsibility for trading commodity interests allocated to it. EMC is dependent on the services of certain key persons. The loss of the services of such persons would make it difficult or impossible for EMC to continue to provide services to the Partnership. In addition, the advisory contract between the Partnership and EMC may be terminated by either party on sixty (60) days written notice.

Changes in Trading Strategies. The trading strategies of most trading advisors are continually developing. EMC is free to make any changes in trading strategies. Changes in commodity interests traded or leverage used are not considered changes in trading strategy.

Possible Effects of Speculative Position Limits. The CFTC and U.S. exchanges have established speculative position limits. These limits control the number of net long or net short speculative futures or options (on futures) positions any person may hold or control in futures or options contracts traded on U.S. exchanges. EMC controls the commodity trading of other accounts. All positions and accounts owned or controlled by EMC and its principals are combined with the Partnership’s positions established by EMC for position limit purposes. In order to avoid exceeding position limits, it is possible that EMC will have to modify its trading instructions, and that positions held by the Partnership will have to be liquidated. That could have a negative effect on the operations of the Partnership and its profitability. See, Risk Factors Increase in Amount of Partnerships Managed. In addition, all commodity accounts of the General Partner and its affiliates may also be combined with the Partnership for position limit purposes.

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

The Fund was using Horizon Cash Management, L.L.C. since 1994 as an Investment Advisor (IA) with Power of Attorney (POA), to manage Everest Partnership assets on deposit at Northern Trust through investments in short term interest bearing instruments in order to enhance the interest return component and effectively reduce costs. With interest rates as low as they are currently and small spreads between duration of maturities, Horizon has struggled to provide any significant net return for their clients above T-bill. They ceased operating in November 2014. Subsequently 100% of the money managed by Horizon was transferred back to Everest’s futures broker R.J. O’Brien, the FCM, in late November 2014, into a new separate cash account. As is standard in the industry Everest receives 90% of the 3 month T-bill rate on its cash that is unused for trading. The Partnership’s assets at RJO cash account are subject to potential loss resulting from interest rate fluctuations and default.

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

Business Interruption Risk.

Any business interruption events, whether weather-related or otherwise, that affect the Illinois area could disrupt the trading operations of EMC, despite the backup precautions it has established. EMC has a business continuity plan, but it cannot guarantee that business interruption events will not have an impact on its operations.

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

Reliance on Timely and Accurate Market Data. EMC’s ability to detect market trends and trade them profitably depends on its access to timely and accurate market price data throughout the trend identification and trading processes. If price data is not available or is delayed, EMC would be unable to trade for client accounts until reliable data sources have been restored. Data reconciliation procedures are applied each day to confirm accurate price quotations, and on the subsequent day prices that were employed in the EMC systems are re-reconciled in an attempt to identify changes from previously posted prices. EMC’s traders are required to confirm a price from multiple sources before executing a trade, and, during volatile market conditions, traders request confirmation of high and low prices from the floor before placing a trade. Inaccurate information may be generated by a data vendor, or an exchange may transmit inaccurate prices that a vendor then distributes to EMC, but which are later cancelled or amended by the exchange. In addition, EMC may obtain from third parties, such as clearing firms, information about price or about contract specifications and changes to them. Inaccurate price information may cause EMC to enter or close trades that it would not otherwise have entered or closed, to trade or fail to trade at times that would have been indicated by accurate data, or to be completely unable to place a trade. Communications or technical failure may also cause an electronic trading tool to fail, which could cause EMC to fail to act when a trading stop is reached. As a result of such potential data problems, client accounts may be unable to exit positions or miss the opportunity to establish new positions. EMC receives price data electronically. Data providers typically make no representations or warranties about the accuracy or timeliness of the data they provide, and assume no financial liability for lost profits, trading losses or other consequential damages. Data providers also disclaim any responsibility for events of force majeure, as well as for actions (or inaction) of third party information, hardware and software providers, and for interruption of means of communication. Because all of the data required for EMC’s trading is provided from third parties, EMC, cannot, despite its employment of the precautions described above, make any assurances that its efforts will detect erroneous or incomplete data, or prevent client accounts from incurring losses or missing profit opportunities.

PARTNERSHIP ISSUES

Substantial Charges to Partnership. The Partnership pays substantial fees and charges and has substantial operating costs. As a result, it must make substantial profits for your units to increase in value. These include an incentive fee to EMC that is based on, among other things, unrealized appreciation in open commodity interest positions. The incentive fee is paid (and retained by EMC) even if that portion of the Partnership’s assets traded by it experience subsequent losses or the appreciation is never realized. It is therefore possible that the Partnership may pay an incentive fee in years in which the Partnership breaks even or experiences losses.

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

There Is No Intrinsic Value to the Partnership’s Investments. The Partnership must be profitable for it to provide beneficial diversification to a limited partner’s portfolio. Trading in commodity interests is a zero-sum activity in which for every gain there is an equal and offsetting loss (disregarding transaction costs). This differs from a typical securities investment, in which there is an expectation of consistent yields (in the case of bonds) or participation over time in general economic growth (in the case of stocks). The Partnership could lose money while stock and bond prices rise. Stocks and bonds (except penny stocks) generally have some intrinsic value. Limited partners generally can realize some value for their stocks or bonds even if they sell in a down market. In trading commodity interests, on the other hand, investors risk losing all of their investment if prices move against them. In general, performance statistics do not reflect the different risk profiles or tax treatment of traditional and managed commodity interest investments. See, Risk Factors Limited Partners Will Be Taxed on Profits whether or Not Distributed or Realized.

Partnership Trading Is Not Transparent. EMC makes all of the trading decisions for the portion of the Partnership’s assets allocated to it. While the General Partner receives daily trade confirmations from the commodity broker, only the monthly performance of the Partnership is reported to limited partners. Accordingly, an investment in the Partnership does not offer limited partners the same transparency, i.e., an ability to review all investment positions daily that a personal trading account offers.

Non-Correlated, Not Negatively Correlated, Performance Objective. Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand (as opposed to negative correlation, where the performance would be exactly opposite between two asset classes). Because of this non-correlation, the Partnership cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa. The futures and forward markets are different from the securities markets in that for every gain in futures and forward trading, there is an equal and offsetting loss. If the Partnership’s investments do not perform in a manner non-correlated with the general financial markets, or do not perform successfully, limited partners will obtain no diversification benefits by investing in the units and the Partnership may have no gains to offset their losses from other investments.

Limited Partners Will Not Participate in Management. Limited Partners will not participate in the management of the Partnership. Under principles of limited partnership law, limited partners participation in the Partnership’s management could result in unlimited liability for them. The limited partnership agreement provides that certain actions may be taken, or approved, by the vote of limited partners owning more than 50% of the units, but their role in the Partnership is passive and the profitability of their investment depends entirely on the efforts of others.

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

Counterparty Creditworthiness -- U.S. Markets. Commodity exchanges provide centralized market facilities for trading in futures contracts relating to specified commodities. Each of the commodity exchanges in the United States has an associated clearinghouse. Once trades made between members of an exchange have been confirmed, the clearing house becomes substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member firm party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the guarantee of performance under open positions provided by the clearinghouse does not run to customers. If a customer’s commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker’s obligations to such customer, the customer in question may not receive all amounts owing to such customer in respect of his or her trading, despite the clearing house fully discharging all of its obligations.

A substantial portion of the Partnership’s assets are held in a cash account at RJO. Failure of this firm might result in losses to the Partnership.

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

Trading on Foreign Exchanges and Currency Exchange Rate Fluctuations. Neither existing CFTC regulations nor regulations of any other U.S. governmental agency apply to transactions on foreign markets. If a foreign clearing house default or bankruptcy occurs, the Partnership’s rights and responsibilities are likely to differ from those existing on U.S. exchanges. The Partnership is at risk for fluctuations in the exchange rate between the currencies in which the commodity interest is traded and U.S. dollars. It also is possible that in the future, U.S. or foreign governments could impose exchange controls. There is no restriction on how much of the Partnership’s trading can be conducted on foreign markets. The Partnership may pay brokerage commissions in foreign currencies. If the exchange rate of those currencies and the U.S. dollar fluctuates, the commission rate paid for those trades might increase (decrease).

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

Unrelated Business Taxable Income (UBTI) for Employee Benefit Plans. If the Partnership were a publicly-traded partnership and limited partners are a tax-exempt entity, or if they are a tax-exempt entity and debt finance their investment, their share of gross income less Partnership deductions is treated as UBTI, and subject to tax. The General Partner does not believe that the Partnership is publicly-traded for this purpose. However, if it were decided that the Partnership is publicly-traded, it may not be an appropriate investment for employee benefit plans, including individual retirement accounts (IRAs). In addition, if investing in commodity interests results in UBTI, each partner that is a tax-exempt entity would take into account its share of the Partnership’s UBTI and the deductions attributable to that income (including a $1,000 deduction against UBTI which is generally available to all tax-exempt entities) in computing its tax liability. Benefit plan investors should consult with their own legal and financial advisers about the tax consequences of plan investments in the Partnership.

Limited Partners Will Be Taxed on Profits whether or Not Distributed or Realized. The Partnership is not required, and the General Partner does not intend, to distribute profits. If the Partnership has taxable income for a fiscal year, the income will be taxable to them based on their distributive share of Partnership profit even if no profits have been distributed. As a result, limited partners might owe taxes on undistributed profits. It is also possible that those profits could be lost by the Partnership after the end of its fiscal year, so that limited partners might never receive the profits on which they are taxed. However, they may redeem units to pay taxes, but this would result in a reduction in their interest in the Partnership’s future profits (if any).

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

Failure of Commodity Brokerage Firms. Futures commission merchants must maintain the Partnership’s assets in a segregated account. If the Partnership’s futures clearing broker RJO becomes bankrupt, the Partnership could lose money. In addition, even if RJO adequately segregates the assets of the Partnership, the Partnership may be able to recover only a pro rata share of the property available for distribution to all of RJO’s customers.

Forex Trading Counterparty Creditworthiness. The Partnership will enter into an agreement with an equity in RJO which will result in such entity acting as the counter-party to the Partnership’s foreign currency transactions. That is, the counterparty will be the seller of all forex instruments purchased by the Partnership and the buyer of all forex instruments sold by the Partnership. The counterparty’s financial benefit from entering into these transactions with the Partnership is derived from its ability to participate in the foreign exchange interbank markets, which are only available to large institutional investors. The counterparty’s compensation will be derived from a mark-up on the bid/ask spread price quoted to the Partnership on each transaction, and the counterparty’s ability to offset these transactions in the foreign exchange interbank market. In the event that the counterparty is unable to successfully participate in this market, the ability of the counterparty to enter into transactions with the Partnership may be interrupted. In addition, the counterparty has entered into similar agreements with other persons, and thus acts as the counter-party in transactions effected by these other persons. Because the counterparty acts as counter-party in these transactions, the Partnership is subject to the additional risk that the counterparty will be unable to fulfill its obligations to the Partnership. Moreover, in the event of a bankruptcy of the counterparty, the Partnership may be unable to recover assets held at the counterparty, even if such assets are directly traceable to the Partnership. In the event of the counterparty’s bankruptcy, there is no equivalent of the Securities Investors Protection Corporation insurance as applicable in the case of securities broker dealers bankruptcies.

A substantial portion of the Partnership’s assets are held in a cash account at RJO. Failure of this firm might result in losses to the Partnership.

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

Risk that Units Will Not Be Considered Publicly-Offered Securities under the Employee Retirement Income Security Act of 1974 (ERISA). The General Partner believes that it is reasonable to take the position that the units qualify as publicly-offered securities under Title I of ERISA, and that the underlying assets of the Partnership will therefore not be considered for any purposes of ERISA or Section 4975 of the Code to be assets of employee benefit plans and IRAs that purchase units. However, this position is not binding on the Department of Labor (DOL) and, therefore, there is no certainty that the units qualify. If the units are determined not to qualify as such publicly-offered securities, the General Partner intends to redeem units held by certain limited partners that are employee benefit plans or IRAs to the extent necessary to prevent the underlying assets of the Partnership from thereafter being considered for purposes of Title I of ERISA or Section 4975 of the Code to be assets of such employee benefit plans or IRAs. However, for any period that the underlying assets of the Partnership are considered to be assets of employee benefit plans or IRAs, the provisions of Title I of ERISA and Section 4975 of the Code would apply to the operation of the Partnership and could adversely affect the Partnership’s investments and activities.

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

The address of the General Partner and the Partnership is 1100 North 4th Street, Suite 143, Fairfield, Iowa 52556, and the telephone number at such location is (641) 472-5500.

Item 3.	Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 4.	None - Removed and reserved by SEC.

PART II

Item 5.	Market for Registrant s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) There is no established public market for the Units and none is expected to develop.

(b) As of December 31, 2014, there were 2,797.98 Class A Units held by Limited Partners. A total of 0 Class A units were purchased by Limited Partners during 2014. A total of 274.22 Units were redeemed by Class A Limited Partners during 2014.

RECENT SALES OF UNREGISTERED SECURITIES IN 2014 A UNITS

2014	1st quarter	2nd quarter	3rd quarter	4th quarter
Units Sold	0	0	0	0
Value of Units Sold	$0.00	$0.00	$0.00	$0.00

RECENT SALES OF UNREGISTERED SECURITIES IN 2013 A UNITS

2013	1st quarter	2nd quarter	3rd quarter	4th quarter
Units Sold	0	0	0	0
Value of Units Sold	$0.00	$0.00	$0.00	$0.00

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

Item 6.	Selected Financial Data

	2010	2011	2012	2013	2014
	(In thousands, except amounts per Unit)
1. Net trading Gain/loss	$4,878	-835	-3,249	-340	1,500
2. Interest and other income	$55	37	34	4	1
3. Expenses	$1,299	1,527	992	653	500
4. Net Income	3,634	-2,325	-4,207	-989	1,001
5. Income (Loss) Per Unit: A Shares	806.75	-512.12	-1,150.01	-322.05	357.75
6. Total Assets	17,369	15,178	9,296	6,876	6,898
7. Long Term Obligations	0	0	0	0	0
8. Cash Dividend per Unit	0	0	0	0	0
9. Total partners capital	17,063	15,024	8,637	6,332	6,810
10. Increase/decrease in NA	2,978	-2,039	-6,387	-2,305	478

* Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

We receive our capital resources from investor’s contributions.

Net Asset Value of an interest is defined in the Partnership Agreement to mean the Net Assets allocated to the capital account represented by such interest on the date of calculation and includes that interest’s pro-rata share of all assets attributable to that Class of units less all liabilities attributable to that Class of units determined in accordance with the principles specified in the Partnership Agreement or, where no principle is specified, in accordance with U.S. generally accepted accounting principles consistently applied under the accrual basis of accounting

Past performance is not necessarily indicative of future results. An investment in the partnership is speculative and involves a substantial Risk of loss.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Partnership, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Partnership at the same time, and if the commodity trading advisors were unable to offset futures interest positions of the Partnership, the Partnership could lose all of its assets and the Limited Partners would realize a 100% loss. Everest Asset Management, Inc., the General Partner, minimizes market risk through diversification of the portfolio allocations to EMC, which in turn trades a diversified portfolio, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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

The Partnership will utilize high grade short-term commercial paper, which is an unsecured, short-term debt instrument issued by a corporation with maturities rarely longer than 365 days. Commercial paper is not usually backed by any form of collateral, so only firms with high-quality debt rating will be used. As commercial paper is not backed by the full faith and credit of the U.S. Government, if the issuing corporation defaults on their obligations to the Partnership,the Partnership bears the risk of loss of the amount expected to be received.

The Partnership has no Contractual Obligations.

Most U.S. commodity exchanges limit by regulations the amount of fluctuation in commodity futures contract prices during a single trading day. These regulations specify what are referred to as “daily price fluctuation limits” or “daily limits”. The daily limits establish the maximum amount the price of a futures contract may vary either up or down from the previous day’s settlement price at the end of a trading session. Once the daily limit has been reached in a particular commodity, no trades may be made at a price beyond the limit. Positions in the commodity could then be taken or liquidated only if traders are willing to effect trades at or within the limit during the period from trading on such day. Because the “daily limit” rule only governs price movement for a particular trading day, it does not limit losses. In the past, futures prices have moved the daily limit for numerous consecutive trading days and thereby prevented prompt liquidation of futures positions on one side of the market, subjecting commodity futures traders holding such positions to substantial losses for those days.

It is also possible for an exchange or the CFTC to suspend trading in a particular contract, order immediate settlement of a particular contract, or direct that trading in a particular contract be for liquidation only.

For the year ended December 31, 2014, Limited Partners redeemed a total of 274.22 Class A Units for $522,464.

During 2014, investors purchased 0 Class A Units.

The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions.

See Footnote 4 of the 2014 Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of the Partnership reviews on a daily basis reports of the performance of the Partnership, including monitoring the daily net asset value of the Partnership. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General Partner with assurance that the Partnership, will not suffer trading losses through the Commodity Broker.

Results of Operations

Calendar Year 2014

At December 31, 2014 the Partnership had approximately $6.810 million in Class A assets, all of which have been allocated to EMC Capital Advisors, LLC (EMC).

The Partnership recorded a gain of $1,000,951 or $357.74 per Class A unit, for the year 2014. That represents a gain of 18.10% for the year.

The Partnership continued to employ advisor EMC Capital Advisors, LLC’s (EMC) Classic Program through December 31, 2014.

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

Class A Units were negative 3.76% in March 2014 resulting in a Net Asset Value per unit of $1,853.93 as of March 31, 2014. March was a month much like January and February for trend following. False price trends, followed by abrupt reversals. EMC’s trading program was able to extract profits in metals, grains and softs but larger losses in currencies, energies, interest rates and stock indices resulted in another down month.

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

Class A Units were positive 4.22% in August 31, 2014 resulting in a Net Asset Value per unit of $2,081.09 as of August 31, 2014. The Fund posted another significant gain of +4.22% for August, as trending prices continued. Profits came in interest rates, currencies, energies and grains, with smaller losses in stock indices, metals and meats. This third consecutive month of gains for the Fund brings us to a +0.98% positive result on the year. While this is not enough in and of itself, it is certainly better than a -12% of a few months ago. EMC has, once again, demonstrated that they are able to generate profits when conditions are favorable to trend following.

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

Class A Units were a positive 0.19% in October 2014 resulting in a Net Asset Value of $2,241.30 as of October 31, 2014. The Fund posted a gain of approximately 0.19% in October. The essentially break even month saw gains in energies, interest rates and metals, with losses in softs and stock indices. In another wild October for equity markets, the S&P 500 had a 7.8% intra month high low range, but ended up for the month. Short term large swings are seldom good for trend following systems, and EMC did a good job staying out of the red this month.

Class A Units were a positive 5.55% in November 2014 resulting in a Net Asset Value of $2,365.60 as of November 30, 2014. Leading the profits were positions in energies and currencies, followed by interest rates, metals and softs. There were no significant losses by sector for the month. November’s performance is the 6th consecutive positive month and it lifts the Fund to a +14.78% year to date result. Since the beginning of June, the Fund has posted a +21.71% gain overcoming the -10% result of the first 5 months of the year when markets were reversing. EMC has once again demonstrated that when markets trend in any direction they can capitalize on it. The majority of the gains have come in the energy and currency sectors for the last few months, with energy prices falling and the US Dollar strengthening.

Class A Units were a positive 2.89% in December 2014 resulting in a Net Asset Value of $2,433.97 as of December 31, 2014.

The Fund posted a gain in currencies and energies. The dollar continued to strengthen against most other currencies mirroring the continued improvement in the US economy and crude continued to slide with PEC not able to restrain production amid a global surplus. The Fund finished the year with a gain of 18.10%.

Results of Operations

Calendar Year 2013

At December 31, 2013 the Partnership had approximately $6.331 million in Class A assets, all of which have been allocated to EMC Capital Advisors, LLC (EMC), formerly EMC Capital Management, Inc (EMC).

The Partnership recorded a loss of $989,411 or $322.05 per Class A unit, for the year 2013. That represents a loss of 12.71% for the year.

The Partnership continued to employ advisor EMC Capital Advisors, LLC’s (EMC) Classic Program through December 31, 2013.

Class A Units were positive 6.17% in January 2013 resulting in a Net Asset Value per unit of $2,506.77 as of January 31, 2013. The Fund and EMC was up nicely in January. Price trends did in fact reappear in January as the “fiscal cliff” was avoided. Profits came in currency trading, metals, energies, and stock indices.

Class A Units were negative 4.17% in February 2013 resulting in a Net Asset Value per unit of $2,402.34 as of February 28, 2013. In February the Fund gave back more than half the gains from January. The “sequester” created uncertainty in the markets and trend following systems do not usually do well with uncertainty. Gains in commodities were not enough to offset losses in currencies, energies, metals, and stock indices for the month.

Class A Units were positive 2.32% in March 2013 resulting in a Net Asset Value per unit of $2,457.99 as of March 31, 2013. In March the Fund had a gain of just over 2%. EMC was able to post a positive return despite the fact that energies, grains and metals were “range bound” with little real change for the month. Profits came from currencies, financials, softs and stock indices.

Class A Units were positive 1.85% in April 2013 resulting in a Net Asset Value per unit of $2,503.40 as of April 30, 2013. In April the Fund gained 1.85%. Profits came in metals, energies and stock indices, with smaller gains in financials. We were impressed by EMC’s ability to hold on to profits in the metals sector as the abrupt decline in gold and silver prices was followed by a sharp reversal to the upside. This can be a very difficult combination for a trend follower but EMC’s sophisticated risks overlays were effective.

Class A Units were negative 6.32% in May 2013 resulting in a Net Asset Value per unit of $2,345.31 as of May 31, 2013. In May the Fund experienced a loss, most of which was generated on Thursday/Friday the 23rd/24th by events and news from China creating a one day downturn of 7 1/2% in the Japanese equity index (Nikkei 225). There were reversals in other China sensitive markets like the yen, the Hang Seng, the SP200 Australian Index and even soybean prices. With large abrupt price changes across a number of futures contracts, EMC’s trend following approach, despite what we believe to be sophisticated risk management overlays, got caught up and was not able to recover in the last week of trading.

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

Class A Units were negative 4.39% in July 31, 2013 resulting in a Net Asset Value per unit of $2,185.33 as of July 31, 2013. As the S&P 500 continues to make all-time highs, trend followers in the managed futures industry continue to struggle. The Fund’s advisor EMC has been no exception. Futures markets continue to be either range bound or having dramatic reversals after what look to be promising trends. We do not believe that trend following is dead or that the need for meaningful diversification is over. We do recognize that when one asset class outperforms another it tests the patience of investors and asset allocators. Disciplined, long term investing is not always easy, but we believe patience is rewarded. In July, the Fund had gains from grain markets and stock indices, but larger losses almost across the board in metals, energies, currencies and financials.

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

Class A Units were negative 4.69% in September 30, 2013 resulting in a Net Asset Value per unit of $2,026.27 as of September 30, 2013. The Fund had another month of promising trends and positive results in the first two weeks, followed by a return to reversing and choppy price action for the last two weeks giving way to losses. EMC’s losses came pretty much across the board in energies, financials, metals, grains and currencies. Gains came in stock index positions.

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

Inflation

Inflation does have an effect on commodity prices and the volatility of commodity markets; however, inflation is not expected to have an adverse effect on the Partnership’s operations or assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Introduction

Past Results Are Not Necessarily Indicative of Future Performance.

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the main line of business of the Partnership.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the experience of the Partnership to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the losses of the Partnership in any market sector will be limited to Value at Risk or by the attempts of the Partnership to manage its market risk.

Standard of Materiality

Materiality as used in this section, “Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the market sensitive instruments of the Partnership.

Quantifying the Trading Value at Risk of the Partnership

Qualitative Forward-Looking Statements

The following quantitative disclosures regarding the market risk exposures of the Partnership contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The risk exposure of the Partnership in the various market sectors traded by the commodity trading advisor is quantified below in terms of Value at Risk. Due to the mark-to-market accounting of the Partnership, any loss in the fair value of the Partnership’s open positions is directly reflected in the earnings (realized or unrealized) of the Partnership and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Trading Value at Risk in Different Market Sectors of the Partnership

The following table indicates the trading Value at Risk associated with the open positions of the Partnership by market category as of December 31, 2014. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2014, the total capitalization of the Partnership was approximately $6,810,208, all in Class A Shares.

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization

Commodities	$57,531.80	0.84%
Energies	$33,571.60	0.49%
Financial Stock Indices	$56,704.12	0.83%
Interest Rates	$143,474.83	2.11%
Metals	$51,420.58	0.76%
Currencies	$103,948.98	1.53%
Total	$446,651.91	6.56%

As of December 31, 2013, the total capitalization of the Partnership was approximately $6,331,720, all in Class A Shares.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization

Commodities	0.26	4.03%
Energies	0.08	1.31%
Financial Stock Indices	0.36	5.75%
Interest Rates	0.31	4.91%
Metals	0.20	3.09%
Currencies	0.21	3.33%
Total	1.42 million	22.42%

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the open positions of the Partnership creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions that are unusual, but historically recurring from time to time, could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Partnership, give no indication of this “risk of ruin.”

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

The Partnership holds a portion of its assets in cash on deposit with RJO trading account(“RJO”) and substantial remainder on deposit with RJO Cash account. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at the 91-day Treasury bill rate. As of December 31, 2014, the Partnership had approximately $6,810 million in cash on deposit with RJO accounts.

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

The following were the primary trading risk exposures of the Partnership as of December 31,2014, by market sector.

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

Currencies. The currency exposure of the Partnership is to exchange rate fluctuations, primarily fluctuations which disrupt historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. However, the Partnership’s major exposures have typically been in the dollar/yen, dollar/Euro, dollar/Swiss franc, dollar/Australian dollar, dollar/pound positions and dollar/Hong Kong dollar.

The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

Stock Indices. The primary equity exposure of the Partnership is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. Ordinarily the primary exposures are in the FTSE (England), Nikkei (Japan) and All Ordinaries (Australia) stock indices. However, in February 2000, the JWH firm added the German DAX Index Futures. The General Partner anticipates little trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

 Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2014. Foreign Currency Balances. The primary foreign currency balances of the Partnership are in Japanese yen, Euros, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Partnership holds a portion of its assets in cash at R.J. O’Brien and Associates, LLC (RJO) trading account.

95% of these assets earn interest at the average rate paid on 91-day U.S. Treasury Bills purchased during the month. Substantially all of reminder is held at RJO in a separate cash account. At December 31, 2014 approximately 76% of the Partnership’s capital funds were deposited at the cash account at RJO. The Partnership receives 90% of the 30-day rate on 91-day U.S. Treasury bill rate.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors the performance of the Partnership and the concentration of its open positions, and consults with the commodity trading advisor concerning the overall risk profile of the Partnership. If the General Partner felt it necessary to do so, the General Partner could require the commodity trading advisor to close out individual positions as well as entire programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the commodity trading advisor’s own risk control policies while maintaining a general supervisory overview of the Partnership’s market risk exposures.

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

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the EMC investment strategies. Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts from a program, or a change in position size in relation to account equity. The weighting of capital committed to various markets in the investment programs is dynamic, and EMC may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

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

THE EVEREST FUND, LIMITED PARTNERSHIP

Supplementary Summarized Quarterly Data

For the four Quarters for 2014 and 2013.

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	Class A	Class A	Class A	Class A
Net Income	$-634,338	$48,712	$1,035,278	$551,299
Increase in Net Asset Value Per Unit	$-207.04	$16.27	$366.74	$197.02
Net Asset Value Per Unit	$1,853.93	$1,870.20	$2,236.94	$2,433.97
Ending Net Asset Value	$5,628,031	$5,345,365	$6,273,081	$6,810,207

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	Class A	Class A	Class A	Class A
Net Income	$358,340	$-589,989	$-880,675	$122,914
Increase in Net Asset Value Per Unit	$96.95	$-172.24	$-259.48	$34.71
Net Asset Value Per Unit	$2,457.99	$2,285.75	$2,026.27	$2,060.97
Ending Net Asset Value	$8,443,656	$7,786,726	$6,815,420	$6,331,720

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures Evaluation of Disclosure Controls and Procedures

The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including its principal executive Officer, Peter Lamoureux, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2014, the General Partner’s principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective.

Changes In Internal Control Over Financial Reporting

There was no change in the Partnership’s internal control Over financial reporting in the 12 months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

The General Partner’s management has conducted the evaluation of the internal control over financial reporting, as required by Exchange Act Rules 13a-15 and 15d-15.

Report on Management’s Assessment of Internal Control Over Financial Reporting

The management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting by the Partnership.

The General Partner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Partnership’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2014, the Partnership’s internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9 B.	Other Information.

None

Part III

Item 10.	Director and Executive Officer of the Registrant.
30

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

The officer and director of the General Partner as of December 31, 2014 is listed below:

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

Audit Committee Financial Expert

The Board of Directors of Everest Asset Management, Inc. has determined that Peter Lamoureux, President, Treasurer and Secretary of the General Partner, qualifies as an audit committee financial expert in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission. Mr. Lamoureux is not “independent” as that term is defined in Item 7(a)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The General Partner has adopted a code of ethics for its chief executive officer and persons performing similar functions. A copy of the General Partner’s code of ethics may be obtained at no charge by written request to Everest Asset Management, Inc., 1100 North 4th Street, Suite 143, Fairfield, Iowa 52356 or by calling 641-472-5500.

Item 11.	Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by its General Partner which is responsible for the administration of the business affairs of the Partnership and receives the compensation described in Item 1 “Business” hereof. The officers and directors of the General Partner receive no compensation from the Partnership for acting in their respective capacities with the General Partner.

The General Partner is the manager of the Partnership. General Partner receives .05% management fees monthly.

Item 12.	Security Ownership of Certain Owners and Management and Related Stockholder Matters.

(a) As of December 31, 2014 there were four partners known to the Partnership to own beneficially more than 5% of the outstanding Units:

Alan L Schoolcraft 26.90%

RBRF Limited Partnership 9.25%

Ruth Davis 6.98%

James & Venice King, LLC 5.50%

(b) As of December 31, 2014, management ownership was: by Peter Lamoureux with 77.353 class A units. This represents 2.765% of class A units of the Partnership.

(c) As of December 31, 2014, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13.	Certain Relationships and Related Transactions.

(a)	None other than the compensation arrangements described herein.

(b)	None.

(c)	None.

The Partnership filed Registration Statements on Form S-18 and Form 10, therefore this information is not required to be included.

Item 14.	Principal Accounting Fees and Services

Audit Fees

For the year ended December 31, 2014 the aggregate fee billed by Donahue Associates, LLC, Independent Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

For the year ended December 31, 2013 the aggregate fee billed by Donahue Associates, LLC, Independent Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

Audit Related Fees

None.

Tax Fees

The audit committee pre-approved all fees for the Everest Partnership, L.P. for fiscal year 2014 and 2013.

For the year ended December 31, 2014, the aggregate fees billed by Donahue Associates, LLC for federal and state tax return preparation totaled $7,000.

For the year ended December 31, 2013, the aggregate fees billed by Donahue Associates, LLC for federal and state tax return preparation totaled $7,000.

All Other Fees

None.

Part IV

Item 15.	Exhibits, Financial Statement, Schedules.

(a)	The following documents are included herein:

(1)	Financial Statements:

a. Report of Independent Registered Public Accounting Firm:

Donahue Associates, LLC for 2014

Donahue Associates, LLC for 2013

b. Statements of Financial Condition, December 31, 2014 and 2013.

c. Statements of Operations, Years Ended December 31, 2014 and 2013.

d. Statements of Changes in Partners’ Capital, Years Ended December 31, 2014 and 2013.

e. Statements of Cash Flows, Years Ended December 31, 2014 and 2013.

f. Schedule of Investments, December 31, 2014

g. Schedule of Investments, December 31, 2013

Notes to Financial Statements.

Acknowledgment

(2) All financial statement schedules have been omitted because the information required by the schedules is not applicable, or because the information required is contained in the financial statements included herein or the notes thereto.

(3)	Exhibits:

See the Index to Exhibits annexed hereto.

Form 8-K-None

Exhibits:

See The Index to Exhibits annexed hereto.

(c) Financial Statement Schedules

None.
33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2015	The Everest Fund, L.P.

	By:	Everest Asset Management, Inc.
(General Partner)
	By:	/s/ Peter Lamoureux
Peter Lamoureux, President
Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 31, 2015

By: /s/ Peter Lamoureux
Peter Lamoureux, President,
Secretary, Treasurer, and Director
34

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

Limited Partnership Agreement for Everest Futures Fund II L.P. dated as of March 29, 1996.

Confidential Private Placement Memorandum and Disclosure Document dated August 21, 1996.

Advisory Contract between the Partnership, the General Partner and EMC Capital Management, Inc. dated November 30, 2012.

Notes to the Exhibits:

Exhibits 3.4, 10.5, 10.6, 10.9, 10.10 and 28.1 are incorporated by reference to the Partnership’s Form 10 accepted on September 19, 1996.

The Exhibits referenced above bear the exhibit numbers corresponding to those indicated in the Partnership’s Registration Statements.

Number of Attached Exhibits

None.

Yours truly,

/s/ Peter Lamoureux

Peter Lamoureux

President

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

ACKNOWLEDGEMENT

35

The Everest Fund, L.P.

(an Iowa Limited Partnership)

FINANCIAL REPORT

For the Years Ending

December 31, 2014 and December 31, 2013

The Everest Fund, L.P.

(an Iowa Limited Partnership)

The Everest Fund, L.P

(an Iowa Limited Partnership)

AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the best of my knowledge and belief, information contained in the attached financial statements for the years ended December 31, 2014 and December 31, 2013 is accurate and complete.

/s/ Peter Lamoureux
Peter Lamoureux, President
Everest Asset Management, Inc. for Commodity Pool Operator
The Everest Fund, L.P.

Management’s Report on Internal Control Over Financial Reporting

The management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Partnership’s principal executive and principal financial officers and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorization of management and directors of the Partnership; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2014, the Partnership’s internal control over financial reporting is effective.

There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

2

DONAHUE ASSOCIATES, LLC

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

The Everest Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of The Everest Fund, L.P. as of December 31, 2014 and December 31, 2013, and the related statements of operations, changes in partners’ capital and cash flows each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Everest Fund, L.P. as of December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

Donahue Associates LLC

Monmouth Beach, New Jersey

March 16, 2015

3

The Everest Fund

(an Iowa Limited Partnership)

Statements of Financial Condition

As of December 31, 2014 and December 31, 2013

	2014	2013
ASSETS

Equity in broker trading accounts:
Cash and investments in marketable securities	$15,571	$3,172,539
Cash in broker trading accounts	6,565,795	2,072,126
Net unrealized gain (loss) on open contracts	316,358	431,081
Total cash & equity in broker trading accounts	$6,897,724	$5,675,746

Other assets:
Investments in marketable securities	0	1,200,421
Interest receivable	96	20

Total Assets	$6,897,820	$6,876,187

LIABILITIES

Management fees payable	$11,369	$11,310
General partner fees payable	30,640	25,865
Redemptions payable	0	442,723
Accounts payable & accrued expenses	45,604	64,569
Total Liabilities	$87,613	$544,467

PARTNERS’ CAPITAL

Limited partners, Class A shares: 2,797.98 and 3,072.20 units outstanding	6,810,207	6,331,720

Total Liabilities & Partners’ Capital	$6,897,820	$6,876,187

The accompanying notes are an integral part of these financial statements.

4

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Statements of Operations

For the Years Ended December 31, 2014 and 2013

	2014	2013
Trading gains (losses):
Net realized trading gains (losses)	$1,624,496	$(288,150)
Change in unrealized gains (losses)	(81,567)	8,293
Brokerage commissions & fees	(42,826)	(60,650)
Net gain (loss) from trading	$1,500,103	$(340,507)

Net investment income:
Income:
Interest income	$675	$4,248
Total income	675	4,248

Expenses:
Management fees- general partner	$312,359	$409,994
Management fees- advisors	120,264	155,578
Advisor incentive fees	0	0
Professional fees	63,117	83,139
Administrative expenses	4,087	4,441
Total administrative expenses	499,827	653,152

Net investment income (loss)	(499,152)	(648,904)

Net income (loss)	$1,000,951	$(989,411)

Net income (loss) per unit of partner interest	$341.03	$(322.05)

The accompanying notes are an integral part of these financial statements.

5

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Statement of Changes in Partners’ Capital

For the Years Ended December 31, 2014 and December 31, 2013

	Partners’	Units	Net Asset
	Equity	Outstanding	Value Per Unit

Partners’ equity at December 31, 2012	$8,637,425	3,658.32	$2,361.04

Additions	0	0.00

Redemptions	(1,316,294)	(586.12)

Offering costs	0

Net loss	(989,411)

Partners’ equity at December 31, 2013	$6,331,720	3,072.20	$2,060.97

Additions	101,836	51.36

Redemptions	(624,300)	(325.58)

Offering costs	0

Net income	1,000,951

Partners’ equity at December 31, 2014	$6,810,207	2,797.98	$2,433.97

The accompanying notes are an integral part of these financial statements.

6

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from (for) operating activities
Net income (loss)	$1,000,951	$(989,411)
Net changes to reconcile net income (loss) to net cash provided (used) by operating activities:
Unrealized gain (loss) on open contracts	114,723	(38,389)
Interest receivable	(76)	28
Incentive fees payable	0	0
General partner fees payable	4,775	(11,148)
Redemptions payable	(442,723)	(98,664)
Management fees payable	59	(3,786)
Accounts payable & accrued expenses	(18,965)	(79)
Net cash provided (used) by operating activities	$658,744	$(1,141,449)

Cash flows from (for) financing activities:
Partner additions, net of offering costs	$101,836	$0
Redemptions paid	(624,300)	(1,316,294)
Net cash provided (used) by financing activities	(522,464)	(1,316,294)

Net change in cash & cash equivalent position	$136,280	$(2,457,743)

Cash & investments in marketable securities at January 1st	6,445,086	8,902,829

Cash & investments in marketable securities at December 31st	$6,581,366	$6,445,086

Cash & investment in marketable securities consist of:

Cash at banks	$15,571	$15,897
Cash in broker trading accounts	6,565,795	2,072,126
Investment in marketable securities	0	4,357,063
Total cash & marketable securities	$6,581,366	$6,445,086

The accompanying notes are an integral part of these financial statements.

7

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Condensed Schedule of Investments

As of December 31, 2014

				Unrealized
		Number	Percent of	Gain (Loss)
	Expiration	of	Partners’	on Open
	Date	Contracts	Capital	Contracts

Long U.S. Futures Contracts
Interest rates	Mar 15 – Mar 16	213	1.36%	$92,900
Metals	Mar-15	2	-0.11%	(7,250)
Agriculture	Mar 15	12	-0.06%	(4,130)
Indices	Mar 15-Mar 16	56	0.53%	36,019
Total Long Futures Contracts			1.72%	$117,539

Forward Positions
Currencies			0.85%	57,949

Total Long Positions			2.57%	$175,488

Short U.S. Futures Contracts
Metals	Feb 15-Apr 15	12	0.42%	28,422
Energy	Feb-15-Mar 15	12	1.22%	83,414
Agriculture	Feb 15-Mar 15	34	0.31%	21,489
Currencies	Mar-15	3	0.48%	32,489
Indices	Mar 15	3	-0.14%	(9,554)
Total Short Futures Contracts			2.29%	$155,789

Forward Positions
Currencies			-0.22%	(14,919)

Total Short Positions			2.07%	$140,870

Total Contracts			4.64%	$316,358

The accompanying notes are an integral part of these financial statements.

8

 The Everest Fund, L.P.

(an Iowa Limited Partnership)

Condensed Schedule of Investments

As of December 31, 2013

				Unrealized
		Number	Percent of	Gain (Loss)
	Expiration	of	Partners’	on Open
	Date	Contracts	Capital	Contracts

Long U.S. Futures Contracts
Interest rates	Sep 14-Mar 15	148	-1.09%	$(68,958)
Metals	Mar-14	3	-0.87%	(55,181)
Energy	Feb 14-Mar 14	30	0.52%	32,890
Agriculture	Feb 14-Mar 14	98	-0.10%	(6,509)
Currencies	Mar-14	86	0.72%	45,775
Indices	Jan 14-Mar 14	45	3.28%	207,506
Total Long Futures Contracts			2.46%	$155,523

Forward Positions
Currencies			0.48%	30,344

Total Long Positions			2.94%	$185,867

Short U.S. Futures Contracts
Interest rates	Mar 14-Jun 14	362	0.86%	$54,445
Metals	Feb 14-Apr 14	52	-0.18%	(11,516)
Energy	Feb-14	1	-0.03%	(1,747)
Agriculture	Feb 14-Mar 14	140	2.06%	130,342
Currencies	Mar-14	57	1.02%	64,730
Total Short Futures Contracts			3.73%	$236,254

Forward Positions
Currencies			0.14%	8,960

Total Short Positions			3.87%	$245,214

Total Contracts			6.81%	$431,081

The accompanying notes are an integral part of these financial statements.

9

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Notes to the Financial Statements

For the Years Ended December 31, 2014 and December 31, 2013

1. Organization and Business

The Everest Fund, L.P., (the “Partnership”) is a limited partnership organized in June 1988, under the Iowa Uniform Limited Partnership Act (the “Act”) for the purpose of engaging in the speculative trading of commodity futures and options thereon and forward contracts (collectively referred to as “Commodity Interests”). The sole General Partner of the Partnership is Everest Asset Management, Inc. (the “General Partner”).

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

2. Summary of Significant Accounting Policies

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis and realized gains or losses are recognized when contracts are liquidated. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39 — “Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Inter-bank market.

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

10

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

Foreign Currency Translation

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in foreign currencies are translated at the prevailing exchange rates as of the date of the statements of financial condition. Gains and losses on investment activity are translated at the prevailing exchange rate on the date of each respective transaction while year-end balances are translated at the year-end currency rates. Realized and unrealized foreign exchange gains or losses are included in trading income in the statements of operations.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each partner is responsible for reporting income (loss) based upon the pro rata share of the profits or losses of the Partnership. The Partnership files U.S. federal and state tax returns.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements that materially affect the Partnership’s financial statements.

11

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

The table below demonstrates the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

Fair Value Measurement of Assets

	Level 1	Level 2	Level 3

Assets at December 31, 2014:

Open positions in futures and forward contracts	316,358	0	0

Total assets at fair value	$316,358	$0	$0

	Level 1	Level 2	Level 3

Assets at December 31, 2013:

Investment in marketable securities	$2,582	$4,354,481	$0
Open positions in futures and forward contracts	431,081	0	0

Total assets at fair value	$433,663	$4,354,481	$0
12

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

	Fair Value of Derivative Instruments

		2014	2013
Speculative Instruments	Location- Statement of Financial Condition	Fair Value	Fair Value

Futures Contracts	Net unrealized gain (loss) on open contracts	$316,358	$431,081

		2014	2013
Speculative Instruments	Location- Statement of Operations	Fair Value	Fair Value

Futures Contracts	Net realized trading gains (losses)	$1,624,496	$(288,150)
Futures Contracts	Change in unrealized gains (losses)	$(81,567)	$8,293

In the normal course of business, the Partnership utilizes derivative contracts, such as futures and option contracts, in connection with its trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Partnership’s derivative activities are classified by the following primary underlying risks: interest rate, foreign currency exchange rate, and commodity price risks. At December 31, 2014, the volume of the Partnership’s derivative activities based on their notional amounts categorized by primary underlying risk is as follows.

	Long	Short
Primary Underlying Risk	Exposure	Exposure

Interest rates	$0	$9,161,212

Foreign currencies	$11,226,825	$12,292,783

Commodity risk	$926,690	$1,614,730

Stock indices	$0	$0
13

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

Limited Partners may cause any or all of their Class A units to be redeemed as of the end of any month at the month end net asset value on fifteen days’ prior written notice to the general partner, or such lesser period as is acceptable to the Partnership. Although the Partnership Agreement does not permit redemptions for the first six months following a Limited Partner’s admission to the Partnership, the Agreement does permit the Partnership to declare additional regular redemption dates.

The Partnership will be dissolved on December 31, 2020, or upon the occurrence of certain events, as specified in the Partnership agreement.

14

5. Agreements and Related Party Transactions

EMC Capital Advisors, LLC. (EMC) serves as the Partnership’s commodity trading advisor.  EMC receives a monthly management fee equal to 0.167% (2% annually) of the Partnership’s month-end net asset value, as defined, and a quarterly incentive fee of 20% of the Partnership’s new net trading profits, as defined. The incentive fee is retained by EMC even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

Effective November 2003, the General Partner charges the Partnership a monthly management fee equal to 0.50% (6% annually) of the Partnership’s Class A beginning-of-month net asset value.

The Partnership’s clearing FCM is R.J. O’Brien, a company headquartered in Chicago, Illinois and an FCM registered with the Commodity Futures Trading Commission (CFTC). R.J. O’Brien charges the Partnership a brokerage commission rate per round-turn trade, plus applicable exchange fees, give up fees and other fees for futures contracts and options contracts executed on registered domestic and foreign exchanges. For trades on certain foreign exchanges, the rates may be higher.

The Partnership earns interest on 95% of the Partnership’s average monthly cash balance on deposit with R.J. O’Brien at a rate equal to the average 91-day Treasury Bill rate for US Treasury Bills issued during that month.

The Partnership has funds deposited at a separate cash account at R.J. O’Brien. At December 31, 2014 approximately 76% of the Partnership’s capital funds were deposited at the cash account at RJO. The Partnership receives 90% of the 30-day rate on 91-day U.S. Treasury bill rate.

6. Financial Instruments, Off-Balance Sheet Risks and Contingencies

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (“collectively derivatives”). These derivatives include both financial and non-financial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures and options requires margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value the Partnership holds. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

15

Note 6, continued

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

The Partnership’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, the Partnership has a policy of reviewing the credit standing of each FCM or counter party with which it conducts business.

The limited partners bear the risk of loss only to the extent of the net asset value of their Partnership units.

16

7. Financial Highlights

The following financial highlights show the Partnership’s financial performance for the years ended December 31, 2014 and December 31, 2013.

	2014	2013
	Class A	Class A

Total return before distributions	18.1%	-12.71%

Ratio to average net assets:
Management fees	5.22%	5.04%
Incentive fees	0.00%	0.00%
Other expenses	3.13%	3.56%
Total expenses	8.35%	8.60%

Total return is calculated for all partners throughout the year. An individual partner’s return may vary from these Partnership returns based on the timing of unit transactions.

8. Concentrations of Credit

The Partnership has a significant amount of its assets on deposit with the clearing FCM, which are not insured. In the event of the insolvency of the clearing FCM, recovery of the Partnership’s assets may be limited to a pro rata share of available funds.

The Partnership may, from time to time, have deposits at banks that are in excess of insured amounts.

9. Subsequent Events

The Partnership has made a review of material subsequent events from December 31, 2014 through the date of this report and found no material subsequent events reportable during this period.

17