Form 10-Q
period 2015-03-31
EVEREST FUND L P
filed 2015-05-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015	Commission File Number 0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Following are Financial Statements for the three months ended March 31, 2015

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

March 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014 (AUDITED)

	UNAUDITED	AUDITED
	March 31, 2015	DECEMBER 31, 2014
ASSETS

Equity in broker trading accounts:
Cash and investments in marketable securities	17,868	15,571
Cash in broker trading accounts	6,736,357	6,565,795
Net unrealized trading gains(losses) on open contracts	159,314	316,358
	6,913,539	6,897,724
Other Assets

Investments in marketable securities	0	0
Interest receivable	3	96

TOTAL ASSETS	$6,913,542	$6,897,820

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Management fee payable	$11,395	$11,369
General partner fees payable	32,092	30,640
Redemptions payable	246,051	0
Incentive fee payable	0	0
Accounts payable & accrued expenses	44,637	45,604

TOTAL LIABILITIES	334,175	87,613

PARTNERS’ CAPITAL (Net Assets)

Limited partners, A Shares (2,678.5155 and 2,797.98423 units outstanding)
	6,579,367	6,810,207

TOTAL PARTNERS’ CAPITAL	6,579,367	6,810,207

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$6,913,542	$6,897,820

The accompanying notes are an integral part of this statement.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2015

UNAUDITED

	EXPIRATION	NUMBER OF	MARKET	% OF PARTNERS’
	DATES	CONTRACTS	VALUE (OTE)	CAPITAL

LONG POSITIONS:
FUTURES POSITIONS
Interest rates	Dec 15 – Jun 16	318	$122,262	1.86%
Metals	Jun 15	2	7,388	0.11%
Agriculture	May 15	1	-2,040	-0.03%
Currencies	Dec 16	29	0	0.00%
Indices	Jun 15	54	494	0.01%
			128,104	1.95%

Total long positions			128,104	1.95%

SHORT POSITIONS:
FUTURES POSITIONS
Metals	Jun 15 - Jul 15	25	-23,389	-0.36%
Agriculture	May 15 – Jun 15	31	36,171	0.55%
Currencies	Jun 15	26	18,428	0.28%
			31,210	0.47%

Total short positions			31,210	0.47%

TOTAL OPEN CONTRACTS			159,314	2.42%

The accompanying notes are an integral part of these financial statements.

THE EVEREST FUND, L.P.

(an Iowa Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2014

AUDITED

	Expiration	Number	Market	% of Partners’
	Date	of Contracts	Value	Capital

Long U.S. Futures Contracts
Interest rates	Mar 15 - Mar 16	213	92,900	1.36%
Metals	Mar 15	2	-7,250	-0.11%
Agriculture	Mar 15	12	-4,130	-0.06%

Indices	Mar 15 - Mar 16	56	36,019	0.53%

Total Long Futures Contracts			117,539	1.73%

Forward Positions
Currencies			57,949	0.85%

Total Long Positions			175,489	2.58%

Short U.S. Futures Contracts

Metals	Mar 15 - Apr 15	12	28,422	0.42%
Energy	Feb 15 - Mar 15	12	83,414	1.22%
Agriculture	Feb 15 - Mar 15	34	21,018	0.31%
Currencies	Mar 15	48	32,489	0.48%
Indices	Mar 15	3	-9,554	-0.14%

Total Short Futures Contracts			155,789	2.29%

Forward Positions
Currencies			-14,919	-0.22%

Total Short Positions			140,869	2.07%

Total Futures Contracts			316,358	4.65%

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED March 31, 2015 AND 2014

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2015	March 31, 2014

TRADING INCOME (LOSS)
Net realized trading gain (loss)	$372,961	$-355,348
Change in net unrealized trading gain (loss)	-153,066	-144,122
Brokerage Commissions	-4,330	-12,853

NET TRADING INCOME (LOSS)	215,565	-512,322

Interest income, net of cash management fees	134	173

TOTAL INCOME	215,699	-512,149

EXPENSES:
General partner management fees	99,109	78,587
Advisor Management fees	34,642	29,472
Incentive fees	0	0
Professional fees	18,184	13,393
Administrative expenses	1,094	737

TOTAL EXPENSES	153,029	122,189

NET INCOME	$62,670	$-634,338

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$23.40	$-208.96

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED March 31, 2015

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL

BALANCES, January 1, 2015	$2,797.984	$6,810,207	$6,810,207
Additional Units Sold	0	0	0
Redemptions	-119.469	-293,510	-293,510
Less Offering Costs	—	0	0
Net profit (Loss)	—	62,670	62,670

BALANCES, MARCH 31, 2015	$2,678.515	$6,579,367	$6,579,367

Net asset value per unit
January 1, 2015	$2,433.97
Net profit (loss) per unit	22.38

Net asset value per unit
MARCH 31, 2015	$2,456.35

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED March 31, 2014

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL

BALANCES, January 1, 2014	$3,072.20	$6,331,720	$6,331,720
Additional Units Sold	0	0	0
Redemptions	-36.47	-69,351	-69,351
Less Offering Costs	—	0	0
Net profit (Loss)	—	-634,338	-634,338

BALANCES, MARCH 31,2014	$3,035.73	$5,628,031	$5,628,031

Net asset value per unit
January 1, 2014	$2,060.97
Net profit (loss) per unit	-207.04

Net asset value per unit
MARCH 31, 2014	$1,853.93

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2015 AND 2014

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$62,670	$-634,338
Net changes to reconcile net income(loss) to net cash provided (used) by operating activities:
Unrealized gain (loss) on open contracts	157,043	189,625
Interest receivable	93	-23
Incentive fees payable	0	0
General partner fees payable	1,452	-805
Redemption Payable	246,051	-383,717
Management fees payable	25	-1,843
Accounts payable & accrued expenses	-967	-22,097

Net cash provided (used) in operating activities	466,367	-853,198

Cash flows from (for) financing activities:
Cash Redemptions paid	-293,510	-69,351
Partner addition of units, net of offering costs	0	0

Net cash provided (used) by financing activities	-293,510	-69,351

Net increase (decrease) in cash and cash equivalents	172,857	-922,549
Cash and cash equivalents
Beginning of period	6,581,368	6,445,086
End of Period	6,754,225	5,522,537
End of period cash and cash equivalents consist of:
Cash in Banks	17,868	21,603
Cash in broker trading accounts	6,736,357	1,517,175
Cash and cash equivalents	0	3,983,759

CASH AND CASH EQUIVALENTS, at end of period	$6,754,225	$5,522,537

The accompanying notes are an integral part of these statements.

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Notes to the Financial Statements

March 31, 2015

(1) GENERAL INFORMATION AND SUMMARY

The Everest Fund, L.P., formerly Everest Futures Fund, L.P. (an Iowa Limited Partnership), (the “Partnership”) is a limited partnership organized in June 1988, under the Iowa Uniform Limited Partnership Act (the “Act”) for the purpose of engaging in the speculative trading of commodity futures and options thereon and forward contracts (collectively referred to as “Commodity Interests”). The sole General Partner of the Partnership is Everest Asset Management, Inc. (the “General Partner”).

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

Currently, R.J. O’Brien and Associates, LLC (“RJO”), 222 South Riverside Plaza, Suite 900, Chicago, Illinois 60606, serves as the Fund’s clearing broker to execute and clear Fund’s futures and equities transactions and provide other brokerage-related services. RJO Professional FX is a division of RJO. RJO Professional FX may execute foreign exchange or other over the counter transaction with the Fund as principal. RJO is a subsidiary of R.J. O’Brien Holdings Corporation. RJO is registered with the U.S. Commodity Futures Trading Commission (“CFTC”) as a Futures Commission Merchant (“FCM”) and is a member of the National Futures Association (“NFA”) in several capacities, including as a Forex Dealer Member (“FDM”) and is a member of certain principal U.S. contracts markets. RJO is a full clearing member of the CME Group, the Intercontinental Exchange, NYSE Liffe U.C., and the CBOE Futures Exchange (“CFE”).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis and realized gains or losses are recognized when contracts are liquidated. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39 - “Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices.

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

The table below demonstrates the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and March 31, 2014:

	Level 1	Level 2	Level 3

Assets at March 31, 2015:

Open positions in futures and option contracts	$159,314

Total assets at fair value	$159,314	$0	$0

	Level 1	Level 2	Level 3

Assets at March 31, 2014:

Open positions in futures and option contracts	$241,456

Total assets at fair value	$241,456	$0	$0
12

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

(5) AGREEMENTS AND RELATED PARTY TRANSACTIONS

EMC Capital Management, Inc. (EMC), 2201 Waukegan Road, Suite West 240, Bannockburn, IL 60015; telephone: 847-267-8700, serves as the Partnership’s Commodity Trading Advisor (CTA).

EMC receives a monthly management fee equal to 0.167% (2% annually) of the Partnership’s month-end net asset value, (as defined),and a quarterly incentive fee of 20% of the Partnership’s new net trading profits. The incentive fee is retained by EMC even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

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

The Partnership earns interest on 95% of the Partnership’s average monthly cash balance on deposit with its clearing brokers at a rate equal to the average 91-day Treasury Bill rate during that month.

A substantial portion of the Partnership’s assets are held in a cash account a Everest’s futures broker R.J. O’Brien, the FCM. As is standard in the industry Everest receives 90% of the 3 month T-bill rate on its cash that is unused for trading. The Partnership’s assets at RJO cash account are subject to potential loss resulting from interest rate fluctuations and default.

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

See below for such disclosures.

Fair Value of Derivative Instruments

		2015	2014
Speculative Instruments	Location- Statement of Financial Condition	Fair Value	Fair Value

Futures Contracts	Net unrealized gain (loss) on open contracts	$159,314	$241,456

		2015	2014
Speculative Instruments	Location- Statement of Operations	Fair Value	Fair Value

Futures Contracts	Net realized trading gains (losses)	$368,631	$-368,201
Futures Contracts	Change in unrealized gains (losses)	$-153,066	$-144,122
14

Asset Derivatives

Balance Sheet Location	Fair Value	#of contracts

Agricultural
Net unrealized trading gains on open contracts	-2,040	1
Currencies
Net unrealized trading gains on open contracts	0	29
Metals
Net unrealized trading gains on open contracts	7,388	2
Interest rates
Net unrealized trading gains on open contracts	122,262	318
Indices
Net unrealized trading gains on open contracts	494	54
	128,104	404

Liability Derivatives

Balance Sheet Location	Fair Value	#of contracts	Net

Agricultural
Net unrealized trading gains on open contracts	36,171	31	34,131
Currencies
Net unrealized trading gains on open contracts	18,428	26	18,428
Energy
Net unrealized trading gains on open contracts	0	0	0
Metals
Net unrealized trading gains on open contracts	-23,389	25	-16,001
Interest rates
Net unrealized trading gains on open contracts	0	0	122,262
Indices
Net unrealized trading gains on open contracts	0	0	494
	31,210	82	159,314

Trading Revenue for the Three Months Ended March 31, 2015

Line Item in Income Statement

Realized	$368,631
Change in unrealized	$-153,066
$215,565

Includes net foreign currency translation gain (loss)
15

Trading Revenue for the Three Months Ended March 31, 2014

Line Item in Income Statement

Realized	$-368,201
Change in unrealized	$-144,122
$-512,322

Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold

Three months ended March 31, 2015

Total	$215,565
3 month average	$122,877

Total average of futures contracts bought and sold

Three months ended March 31, 2014

Total	$-368,201
3 month average	$-122,734

For the three months ended March 31, 2015, the monthly average of futures contracts bought and sold was approximately $122,877.

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

The purchase and sale of futures and options on futures contracts requires margin deposits with a Futures Commission Merchant (“FCM”). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

16

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

(8) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership’s financial performance for the three months ended March 31, 2015 and March 31, 2014.

	March 31, 2015	March 31, 2014
	Class A	Class A

Total return before distributions*	0.92%	-10.05%
Ratio to average net assets:
Net investment Income (loss)**	-8.97%	-8.16%
Management fees	5.82%	5.25%
Incentive fees	0.00%	0.00%
Other expenses	3.16%	2.92%

Total expenses**	8.98%	8.17%

*Not annualized

**Annualized

17

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of March 31, 2015, the statements of operations for the three months ended March 31, 2015 and 2014, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2015 and 2014 and the accompanying notes to the financial statements are unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2015, results of operations for the three months ended March 31, 2015 and 2014, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2015 and 2014. The results of operations for the full three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Each months ended March 31, 2015 compared to each months ended March 31, 2014.

Class A Units were positive 3.44% in January 2015 resulting in a Net Asset Value per unit of $2,517.72 as of January 31, 2015.

Class A Units were negative 3.80% in January 2014 resulting in a Net Asset Value per unit of $1,982.56 as of January 31, 2014.

The Everest Fund continued to have gains in currencies, and energies in January. But the largest gains came in interest rates. There were no significant losing market segments. With the S&P 500 being negative (-2.68%), it was nice to provide meaningful diversification for the month of January.

Class A Units were negative 2.33% in February 2015 resulting in a Net Asset Value per unit of $2,459.13 as of February 28, 2015.

Class A Units were negative 2.83% in February 2014 resulting in a Net Asset Value per unit of $1,926.45 as of February 28, 2014.

The Fund had gains in stock indices but they were not enough to offset losses in every other sector in February. Long standing trends in interest rates, currencies and energies came to a halt in February, interrupting the 8 consecutive months of positive performance for the Fund. The same markets are finding direction and positions are lighter while EMC systems determine whether the trends will continue in the same direction or have reached the limit and might reverse.

18

Class A Units were negative 0.11% in March 2015 resulting in a Net Asset Value per unit of $2,456.35 as of March 31, 2015.

Class A Units were negative 3.76% in March 2014 resulting in a Net Asset Value per unit of $1,853.93 as of March 31, 2014.

The Fund had essentially a break even month in March with gains in currencies and interest rates offset by losses in metals and softs. The previously trending markets of currencies, energies and interest rates are still struggling to find direction. The Fund was both in positive and negative territory during the month and EMC did a good job handling the fluctuations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10K of the Partnership dated December 31, 2014.

Item 4.	Controls and Procedures

As of March 31, 2015 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s period filings with the Securities and Exchange Commission. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 1A.	Risk Factors
19

There has been no material change with respect to risk factors since the “Risk Factors” were disclosed in the Form 10K of the Partnership dated December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES A UNITS

	Three months	Three months
	ended March 31, 2015	ended March 31, 2014
Units Sold	0	0
Value of Units Sold	$0	$0

1% of the proceeds from the above sales were used to pay the Partnership’s Organization and Offering charge. The remaining 99% was invested in the Partnership.

See Part I, Statement of Changes in Partner’s Capital

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
20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

EVEREST FUND, L.P.

Date: May 15, 2015	By:	Everest Asset Management, Inc.,
its General Partner

	By:	/s/ Peter Lamoureux
Peter Lamoureux
President
21