Form 10-Q/A
period 2015-03-31
EVEREST FUND L P
filed 2015-05-22
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Qa
Quarterly report pursuant to Section 12(b) or (g) of the
                   Securities Exchange Act of 1934

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

Yes     No  X




EXPLANATORY NOTE

This Amendment on Form 10-Q/A (the "Amendment") amends the XBRL filing part of Quarterly report Form 10-Q filed by The Everest Fund, L.P., for the 1st quarter ended March 31, 2015, originally filed with the SEC on May 14, 2015 (the "Original Filing"). This amendment is being filed in order to satisfy XBRL filing requirement because the Original filing was filed with warnings from Edgar system about mixed XBRL exhibits. In this filing we have selected correct exhibits on Edgar filing system for the attached XBRL files as follows:

EX-101.INS - XBRL Instance document.xml
EX-101.SCH - XBRL Taxonomy Extension Schema document.xsd
EX-101.CAL - XBRL Taxonomy Extension Calculation Linkbase document.xml EX-101.DEF - XBRL Taxonomy Extension Definition Linkbase document.xml EX-101.LAB - XBRL Taxonomy Extension Labels Linkbase document.xml EX-101.PRE - XBRL Taxonomy Extension Presentation Linkbase document.xml

Except as described above, no other changes have been made to the Original Filing of the Everest Fund, L.P. , it's disclosures or it's financial statements for 1st quarter form 10Q ended March 31, 2015. Therefore they have not been included in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's other filings made with the SEC on or subsequent to May 14, 2015.











SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                EVEREST FUND, L.P.
Date: May 20, 2015     By:  Everest Asset Management, Inc.,
                            its General Partner

By:   /s/ Peter Lamoureux



Peter Lamoureux
President