Form 10-Q
period 2015-06-30
EVEREST FUND L P
filed 2015-08-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

For the quarterly period	Commission File Number
ended June 30, 2015	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Following are Financial Statements for the three months ended June 30, 2015

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

June 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014 (AUDITED)

	UNAUDITED	AUDITED
	June 30, 2015	DECEMBER 31, 2014
ASSETS
Equity in broker trading accounts:
Cash and investments in marketable securities	15,276	15,571
Cash in broker trading accounts	5,988,848	6,565,795
Net unrealized trading gains(losses) on open contracts	-63,491	316,358
	5,940,632	6,897,724
Other Assets

Interest receivable	0	96

TOTAL ASSETS	$5,940,632	$6,897,820

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Management fee payable	$9,803	$11,369
General partner fees payable	27,604	30,640
Redemptions payable	89,207	0
Incentive fee payable	0	0
Accounts payable & accrued expenses	31,289	45,604

TOTAL LIABILITIES	157,903	87,613

PARTNERS’ CAPITAL (Net Assets)
Limited partners, A Shares (2,504.98163 and 2,797.98423 units outstanding)
	5,782,729	6,810,207

TOTAL PARTNERS’ CAPITAL	5,782,729	6,810,207

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$5,940,632	$6,897,820

The accompanying notes are an integral part of this statement.

EVEREST FUND, L.P.

(an Iowa Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

June 30, 2015

UNAUDITED

	EXPIRATION	NUMBER OF	MARKET	% OF PARTNERS’
	DATES	CONTRACTS	VALUE (OTE)	CAPITAL
LONG POSITIONS:
FUTURES POSITIONS
Interest rates	Sep15 – Sep 16	228	$-12,375	-0.21%
Energy	Aug 15	1	-1,928	-0.03%
Agriculture	Aug15 – Nov 15	41	13,218	0.23%
Currencies	Sep 15	6	-1,069	-0.02%
Indices	Jul 15 – Sep 15	18	-49,971	-0.86%

			-52,125	-0.90%

Total long positions			-52,125	-0.90%

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	Sep 15	5	2,695	0.05%
Metals	Aug15 - Sep 15	32	18,000	0.31%
Agriculture	Aug15 – Oct 15	26	-7,002	-0.12%
Currencies	Sep 15	50	-20,429	-0.35%
Indices	Sep 15	14	-4,630	-0.08%

			-11,367	-0.20%

Total short positions			-11,367	-0.20%

TOTAL OPEN CONTRACTS			-63,491	-1.10%

The accompanying notes are an integral part of these financial statements.

THE EVEREST FUND, L.P.

(an Iowa Limited Partnership)

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2014

AUDITED

	Expiration	Number	Market	% of Partners’
	Date	of Contracts	Value	Capital
Long U.S. Futures Contracts
Interest rates	Mar 15 - Mar 16	213	92,900	1.36%
Metals	Mar 15	2	-7,250	-0.11%
Agriculture	Mar 15	12	-4,130	-0.06%

Indices	Mar 15 - Mar 16	56	36,019	0.53%

Total Long Futures Contracts			117,539	1.73%

Forward Positions
Currencies			57,949	0.85%

Total Long Positions			175,489	2.58%
Short U.S. Futures Contracts
Metals	Mar 15 - Apr 15	12	28,422	0.42%
Energy	Feb 15 – Mar 15	12	83,414	1.22%
Agriculture	Feb 15 - Mar 15	34	21,018	0.31%
Currencies	Mar 15	48	32,489	0.48%
Indices	Mar 15	3	-9,554	-0.14%

Total Short Futures Contracts			155,789	2.29%

Forward Positions
Currencies			-14,919	-0.22%

Total Short Positions			140,869	2.07%

Total Futures Contracts			316,358	4.65%

 The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED June 30, 2015 AND 2014

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	JUNE 30, 2015	JUNE 30, 2014
TRADING INCOME (LOSS)
Net realized trading gain(loss)	$-5,424	$119,480
Change in net unrealized trading gain(loss)	-217,071	297,151
Net foreign currency translation loss	1,115	817
Brokerage Commissions	-6,602	14,174

NET TRADING INCOME (LOSS)	-227,982	164,313

Interest income, net of cash management fees	89	229

TOTAL INCOME	-227,893	164,542

EXPENSES:
General partner management fees	89,792	69,851
Advisor Management fees	31,553	28,136
Incentive fees	0	0
Professional fees	25,008	16,249
Administrative expenses	4,148	1,594

TOTAL EXPENSES	150,501	115,830

NET INCOME	$-378,394	$48,712

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$-151.06	$17.04

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

UNAUDITED

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2015	JUNE 30, 2014
TRADING INCOME (LOSS)
Net realized trading gain(loss)	$357,667	$-508,551
Change in net unrealized trading gain(loss)	-370,136	153,029
Net foreign currency translation loss	10,985	34,540
Brokerage Commissions	-10,932	-27,027

NET TRADING INCOME (LOSS)	-12,417	-348,009

Interest income, net of cash management fees	223	402

TOTAL INCOME	-12,194	-347,607

EXPENSES:
General partner management fees	188,901	148,438
Advisor Management fees	66,195	57,608
Incentive fees	0	0
Professional fees	43,192	29,642
Administrative expenses	5,242	2,331

TOTAL EXPENSES	303,530	238,019

NET INCOME	$-315,724	$-585,626

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST	$-126.04	$-204.89

 The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2015

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL
BALANCES, January 1, 2015	$2,797.984	$6,810,207	$6,810,207
Additional Units Sold	0	0	0
Redemptions	-293.003	-711,755	-711,755
Less Offering Costs	—	0	0
Net profit (Loss)	—	-315,724	-315,724

BALANCES, JUNE 30, 2015	$2,504.981	$5,782,729	$5,782,729

Net asset value per unit January 1, 2015	$2,433.97
Net profit (loss) per unit	-125.48

Net asset value per unit JUNE 30, 2015	$2,308.49

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL
BALANCES, January 1, 2014	$3,072.20	$6,331,720	$6,331,720
Additional Units Sold	0	0	0
Redemptions	-214.03	-400,730	-400,730
Less Offering Costs	—	0	0
Net profit (Loss)	—	-585,625	-585,625

BALANCES, June 30, 2014	$2,858.17	$5,345,365	$5,345,365

Net asset value per unit January 1, 2014	$2,060.97
Net profit (loss) per unit	-190.77

Net asset value per unit June 30, 2014	$1,870.20

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

UNAUDITED

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2015	JUNE 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$-315,724	$-585,626
Net changes to reconcile net income(loss) to net cash provided (used) by operating activities:
Unrealized gain (loss) on open contracts	379,849	-106,813
Interest receivable	96	0
Incentive fees payable	0	0
General partner fees payable	-3,035	-4,572
Redemption Payable	89,207	-182,537
Management fees payable	-1,566	-1,952
Accounts payable & accrued expenses	-14,315	-25,319

Net cash provided (used) in operating activities	134,512	-906,819

Cash flows from (for) financing activities:
Cash Redemptions paid	-711,755	-400,730
Partner addition of units, net of offering costs	0	0

Net cash provided (used) by financing activities	-711,755	-400,730

Net increase (decrease) in cash and cash equivalents	-577,243	-1,307,549
Cash and cash equivalents
Beginning of period	6,581,366	6,445,086
End of Period	6,004,123	5,137,537

End of period cash and cash equivalents consist of:
Cash in Banks	15,276	15,755
Cash in broker trading accounts	5,988,848	1,756,875
Cash and cash equivalents	0	3,364,907

CASH AND CASH EQUIVALENTS, at end of period	$6,004,123	$5,137,537

The accompanying notes are an integral part of these statements.

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Notes to the Financial Statements

JUNE 30, 2015

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

The table below demonstrates the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and June 30, 2014:

	Level 1	Level 2	Level 3

Assets at June 30, 2015:

Open positions in futures and option contracts	$-63,491

Total assets at fair value	$-63,491	$0	$0

	Level 1	Level 2	Level 3
Assets at June 30, 2014:

Open positions in futures and option contracts	$537,894

Total assets at fair value	$537,894	$0	$0

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

EMC receives a monthly management fee equal to 0.167% (2% annually) of the Partnership’s month-end net asset value, (as defined), and a quarterly incentive fee of 20% of the Partnership’s new net trading profits. The incentive fee is retained by EMC even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by the Partnership.

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

A substantial portion of the Partnership’s assets are held in a cash account at Everest’s futures broker R.J. O’Brien, the FCM. As is standard in the industry Everest receives 90% of the 3 month T-bill rate on its cash that is unused for trading. The Partnership’s assets at RJO cash account are subject to potential loss resulting from interest rate fluctuations and default.

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

See below for such disclosures.

Fair Value of Derivative Instruments

		2015	2014
Speculative Instruments	Location- Statement of Financial Condition	Fair Value	Fair Value

Futures Contracts	Net unrealized gain (loss) on open contracts	$-63,491	$537,894

		2015	2014
Speculative Instruments	Location- Statement of Operations	Fair Value	Fair Value

Futures Contracts	Net realized trading gains(losses)	$357,667	$-508,551
Futures Contracts	Change in unrealized gains(losses)	$-370,136	$153,029

Asset Derivatives

Balance Sheet Location	Fair Value	#of contracts
Agricultural
Net unrealized trading gains on open contracts	13,218	41
Currencies
Net unrealized trading gains on open contracts	-1,069	6
Energy
Net unrealized trading gains on open contracts	-1,928	1
Interest rates
Net unrealized trading gains on open contracts	-12,375	228
Indices
Net unrealized trading gains on open contracts	-49,971	18
	-52,125	294

Liability Derivatives

Balance Sheet Location	Fair Value	#of contracts	Net
Agricultural
Net unrealized trading gains on open contracts	-7,002	26	6,216
Currencies
Net unrealized trading gains on open contracts	-20,429	50	-21,498
Energy
Net unrealized trading gains on open contracts	0	0	-1,928
Metals
Net unrealized trading gains on open contracts	18,000	32	18,000
Interest rates
Net unrealized trading gains on open contracts	2,695	5	-9,680
Indices
Net unrealized trading gains on open contracts	-4,630	14	-54,601
	-11,367	127	-63,491

Trading Revenue for the Six Months Ended June 30, 2015
Line Item in Income Statement

Realized	$357,720
Change in unrealized	$-370,136
$-12,417
16

Includes net foreign currency translation gain (loss)

Trading Revenue for the Six Months Ended June 30, 2014

Line Item in Income Statement

Realized	$-501,038
Change in unrealized	$153,029
$-348,009

Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold

Six months ended June 30, 2015

Total	$357,720
6 month average	$59,620

Total average of futures contracts bought and sold

Six months ended June 30, 2014

Total	$-501,038
6 month average	$-167,013

For the six months ended June 30, 2015, the monthly average of futures contracts bought and sold was approximately $119,240.

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

(8) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership’s financial performance for the six months ended June 30, 2015 and June 30, 2014.

	June 30, 2015	June 30, 2014
	Class A	Class A
Total return before distributions*	-5.16%	-9.26%
Ratio to average net assets:
Net investment Income (loss)**	-9.77%	-8.23%
Management fees	5.78%	5.14%
Incentive fees	0.00%	0.00%
Other expenses	3.51%	3.10%

Total expenses**	9.29%	8.24%
*Not annualized
**Annualized
18

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of June 30, 2015, the statements of operations for the three and six months ended June 30, 2015 and 2014, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2015 and 2014 and the accompanying notes to the financial statements are unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2015, results of operations for the six months ended June 30, 2015 and 2014, cash flows and changes in partners’ capital (net asset value) for the three months ended June 30, 2015 and 2014. The results of operations for the full six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Each month ended June 30, 2015 compared to each month ended June 30, 2014.

Class A Units were positive 3.44% in January 2015 resulting in a Net Asset Value per unit of $2,517.72 as of January 31, 2015.

Class A Units were negative 3.80% in January 2014 resulting in a Net Asset Value per unit of $1,982.56 as of January 31, 2014.

The Everest Fund continued to have gains in currencies and energies in January. But the largest gains came in interest rates. There were no significant losing market segments. With the S&P 500 being negative (-2.68%), it was nice to provide meaningful diversification for the month of January.

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

Class A Units were negative 0.68% in April 2015 resulting in a Net Asset Value per unit of $2,439.66 as of April 30, 2015.

Class A Units were negative 0.05% in April 2014 resulting in a Net Asset Value per unit of $1,853.03 as of April 30, 2014.

Gains in global stock indices were more than offset by losses in currencies and interest rates. The month was defined by good trending opportunities and positive returns for most of the month which were eroded in the last week by volatile swings, especially in currencies.

The Fund remains in positive territory for the year. The same markets that have provided profitable trading opportunities for the last 10 months are seeking direction. In the last two months the Fund has been up as these markets continued trending only to give back the gains at the end of the months as the trends reverse. In my opinion, EMC has done a good job identifying the trends and protecting against losses from the reversals.

Class A Units were negative 0.02% in May 2015 resulting in a Net Asset Value per unit of $2,439.23 as of May 31, 2015.

Class A Units were negative 0.04% in May 2014 resulting in a Net Asset Value per unit of $1,852.22 as of May 31, 2014.

The Fund had an essentially break even month in May. Gains in currencies, grains, and softs were offset with losses in metals, energies, and interest rates.

Continuing the trend of the last few months, the month of May saw range bound markets. As a result, the Fund was down, up, and then even at the end of the month. EMC, once again, identified the trends while they lasted and excited the positions when trends reversed.

It should be noted that the equity markets have been range bound for the last few months as well.

Class A Units were negative 5.36% in June 2015 resulting in a Net Asset Value per unit of $2,308.49 as of June 30, 2015.

Class A Units were positive 0.97% in June 2014 resulting in a Net Asset Value per unit of $1,870.20 as of June 30, 2014.

The Fund had gains in metals but larger losses in stock indices, grains, interest rates, currencies, and energies.

For most of the month the Fund was buffeted by market gyrations and the month end Greek/Puerto Rico global fears did not help performance. Macro-economic dislocations can be opportunities for the Fund to see gains, but 2 days at the end of the month are not enough to establish positions to take advantage of trends. We will see what happens for the month of July as the Greek crisis unfolds.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10K of the Partnership dated December 31, 2014.

Item 4.	Controls and Procedures

As of June 30, 2015 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s period filings with the Securities and Exchange Commission. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 1A.	Risk Factors

There has been no material change with respect to risk factors since the “Risk Factors” were disclosed in the Form 10K of the Partnership dated December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES A UNITS

	Three months	Three months
	ended June 30, 2015	ended June 30, 2014
Units Sold	0	0
Value of Units Sold	$0	$0

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

EVEREST FUND, L.P.

Date: August 14, 2015	By:	Everest Asset Management, Inc.,
its General Partner

	By:	/s/	Peter Lamoureux
Peter Lamoureux
President
23