Form 10-Q
period 2015-09-30
EVEREST FUND L P
filed 2015-11-16
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

For the quarterly period	Commission File Number
ended September 30, 2015	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Following are Financial Statements for the three months ended September 30, 2015

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

September 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014 (AUDITED)

	UNAUDITED	AUDITED
	SEPTEMBER 30, 2015	DECEMBER 31, 2014

ASSETS

Equity in broker trading accounts:
Cash and investments in marketable securities	16,616	15,571
Cash in broker trading accounts	5,814,542	6,565,795
Net unrealized trading gains(losses) on open contracts	218,276	316,358
	6,049,434	6,897,724
Other Assets

Interest receivable	75	96

TOTAL ASSETS	$6,049,509	$6,897,820

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Management fee payable	$9,977	$11,369
General partner fees payable	25,530	30,640
Redemptions payable	0	0
Incentive fee payable	0	0
Accounts payable & accrued expenses	37,951	45,604
TOTAL LIABILITIES	73,457	87,613

PARTNERS’ CAPITAL (Net Assets)

Limited partners, A Shares (2,495.44836 and 2,797.98423 units outstanding)
	5,976,052	6,810,207

TOTAL PARTNERS’ CAPITAL	5,976,052	6,810,207

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$6,049,509	$6,897,820

The accompanying notes are an integral part of this statement.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2015

UNAUDITED

	EXPIRATION	NUMBER OF	MARKET	% OF PARTNERS’
	DATES	CONTRACTS	VALUE (OTE)	CAPITAL

LONG POSITIONS:
FUTURES POSITIONS
Interest rates	Dec 15 - Dec 16	466	$116,811	1.95%
Metals	Dec 15	7	-20,506	-0.34%
Agriculture	Nov 15 - Jan 16	9	-994	-0.02%
Currencies	Dec 15 - Jun 17	96	33,100	0.55%
			128,411	2.15%
Total long positions			128,411	2.15%

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	Sep 16	17	-3,923	-0.07%
Metals	Dec 15 - Jan 16	30	-12,893	-0.22%
Energy	Nov 15 - Dec 15	29	39,017	0.65%
Agriculture	Nov 15 - Dec 15	60	69,311	1.16%
Currencies	Dec 15	60	-2,819	-0.05%
Indices	Dec 15	8	1,172	0.02%
			89,865	1.50%
Total short positions			89,865	1.50%
TOTAL OPEN CONTRACTS			218,276	3.65%

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

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED September 30, 2015 AND 2014

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	September 30, 2015	September 30, 2014

TRADING INCOME (LOSS)
Net realized trading gain(loss)	$80,282	$1,190,395
Change in net unrealized trading gain(loss)	276,943	22,510
Net foreign currency translation loss	-463	621
Brokerage Commissions	-6,873	10,602
NET TRADING INCOME (LOSS)	349,889	1,157,904

Interest income, net of cash management fees	251	108
TOTAL INCOME	350,140	1,158,011

EXPENSES:
General partner management fees	81,002	73,303
Advisor Management fees	29,702	29,743
Incentive fees	0	0
Professional fees	21,074	19,105
Administrative expenses	2,157	582
TOTAL EXPENSES	133,935	122,733
NET INCOME	$216,206	$1,035,278

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$86.64	$369.17

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED September 30, 2015 AND 2014

UNAUDITED

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014

TRADING INCOME (LOSS)
Net realized trading gain(loss)	$459,918	$681,843
Change in net unrealized trading gain(loss)	-93,193	130,519
Net foreign currency translation loss	-11,448	35,161
Brokerage Commissions	-17,805	-37,629
NET TRADING INCOME (LOSS)	337,472	809,895

Interest income, net of cash management fees	474	510

TOTAL INCOME	337,947	810,405

EXPENSES:
General partner management fees	269,903	221,741
Advisor Management fees	95,897	87,352
Incentive fees	0	0
Professional fees	64,265	48,747
Administrative expenses	7,400	2,912
TOTAL EXPENSES	437,465	360,752
NET INCOME	$-99,518	$449,653

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$-39.88	$160.34

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED September 30, 2015

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL

BALANCES, January 1, 2015	$2,797.984	$6,810,207	$6,810,207
Additional Units Sold	0	0	0
Redemptions	-302.536	-734,637	-734,637
Less Offering Costs	—	0	0
Net profit (Loss)	—	-99,518	-99,518

BALANCES, September 30, 2015	$2,495.448	$5,976,052	$5,976,052

Net asset value per unit January 1, 2015	$2,433.97
Net profit (loss) per unit	-39.19

Net asset value per unit September 30, 2015	$2,394.78

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED September 30, 2014

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL

BALANCES, January 1, 2014	$3,072.20	$6,331,720	$6,331,720
Additional Units Sold	0	0	0
Redemptions	-267.89	-508,292	-508,292
Less Offering Costs	—	0	0
Net profit (Loss)	—	449,653	449,653

BALANCES, September 30, 2014	$2,804.31	$6,273,081	$6,273,081

Net asset value per unit January 1, 2014	$2,060.97
Net profit (loss) per unit	-175.97

Net asset value per unit September 30, 2014	$2,236.94

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2015 AND 2014 UNAUDITED

	NINE MONTHS ENDED	NINE MONTHS ENDED
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$-99,518	$449,652
Net changes to reconcile net income(loss) to net cash provided (used) by operating activities:
Unrealized gain (loss) on open contracts	98,081	-97,928
Interest receivable	21	13
Incentive fees payable	0	0
General partner fees payable	-5,110	-242
Redemption Payable	0	-442,723
Management fees payable	-1,393	-837
Accounts payable & accrued expenses	-7,653	-24,826
Net cash provided (used) in operating activities	-15,572	-116,891
Cash flows from (for) financing activities:
Cash Redemptions paid	-734,638	-508,292
Partner addition of units, net of offering costs	0	0
Net cash provided (used) by financing activities	-734,638	-508,292
Net increase (decrease) in cash and cash equivalents	-750,210	-625,183
Cash and cash equivalents
Beginning of period	6,581,368	6,445,086
End of Period	5,831,158	5, 819,903
End of period cash and cash equivalents consist of:
Cash in Banks	16,616	8,813
Cash in broker trading accounts	5,814,542	1,259,086
Cash and cash equivalents	0	4,552,005
CASH AND CASH EQUIVALENTS, at end of period	$5,831,158	$5,819,903

The accompanying notes are an integral part of these statements.

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Notes to the Financial Statements

SEPTEMBER 30, 2015

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

The table below demonstrates the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and September 30, 2014:

	Level 1	Level 2	Level 3

Assets at September 30, 2015:

Open positions in futures and option contracts	$218,276	—	—

Total assets at fair value	$218,276	$0	$0

	Level 1	Level 2	Level 3

Assets at September 30, 2014:

Open positions in futures and option contracts	$529,009	—	—

Total assets at fair value	$529,009	$0	$0

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

See below for such disclosures.

Fair Value of Derivative Instruments

		2015	2014
Speculative Instruments	Location- Statement of Financial Condition	Fair Value	Fair Value

Futures Contracts	Net unrealized gain (loss) on open contracts	$218,276	$529,009

		2015	2014
Speculative Instruments	Location- Statement of Operations	Fair Value	Fair Value

Futures Contracts	Net realized trading gains(losses)	$459,918	$681,843
Futures Contracts	Change in unrealized gains(losses)	$-93,193	$130,519
15

Asset Derivatives

Balance Sheet Location	Fair Value	#of contracts
Agricultural
Net unrealized trading gains on open contracts	-994	9
Currencies
Net unrealized trading gains on open contracts	33,100	96
Metals Net unrealized trading gains on open contracts	-20,506	7
Interest rates
Net unrealized trading gains on open contracts	116,811	466
	128,411	578

Liability Derivatives

Balance Sheet Location	Fair Value	#of contracts	Net
Agricultural
Net unrealized trading gains on open contracts	69,311	60	68,317
Currencies
Net unrealized trading gains on open contracts	-2,819	60	30,281
Energy
Net unrealized trading gains on open contracts	39,017	29	39,017
Metals
Net unrealized trading gains on open contracts	-12,893	30	-33,399
Interest rates
Net unrealized trading gains on open contracts	-3,923	17	112,888
Indices
Net unrealized trading gains on open contracts	1,172	8	1,172
	89,865	204	218,276

Trading Revenue for the Nine Months Ended September 30, 2015

Line Item in Income Statement

Realized	$430,666
Change in unrealized	$-93,193
$337,472

Includes net foreign currency translation gain (loss)

Trading Revenue for the Nine Months Ended September 30, 2014

Line Item in Income Statement

Realized	$679,376
Change in unrealized	$130,519
$809,895

Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold

Nine months ended September 30, 2015

Total	$430,666
9 month average	$47,852

Total average of futures contracts bought and sold

Nine months ended September 30, 2014

Total	$679,376
9 month average	$226,458

For the nine months ended September 30, 2015, the monthly average of futures contracts bought and sold was approximately $47,852.

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

(8) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership’s financial performance for the nine months ended September 30, 2015 and September 30, 2014.

	September 30, 2015	September 30, 2014
	Class A	Class A

Total return before distributions*	-1.61%	8.54%
Ratio to average net assets:
Net investment Income (loss)**	-9.17%	-8.26%
Management fees	5.67%	5.08%
Incentive fees	0%	0.00%
Other expenses	3.52%	3.19%

Total expenses**	9.18%	8.27%

*Not annualized

**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of September 30, 2015, the statements of operations for the three and nine months ended September 30, 2015 and 2014, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2015 and 2014 and the accompanying notes to the financial statements are unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2015, results of operations for the nine months ended September 30, 2015 and 2014, cash flows and changes in partners’ capital (net asset value) for the three months ended September 30, 2015 and 2014. The results of operations for the full nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Each month ended September 30, 2015 compared to each month ended September 30, 2014.

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

Class A Units were positive 3.98% in July 31, 2015 resulting in a Net Asset Value per unit of $2,400.32 as of July 31, 2015.

Class A Units were positive 6.77% in July 31, 2014 resulting in a Net Asset Value per unit of $1,996.77 as of July 31, 2014.

In July EMC did have a chance to trade out of the short term damage inflicted at the end of June. The Fund took advantage of positions in metals and currencies. Profits were also posted in stock indices, energies and softs. Smaller losses came in agriculturals and interest rates.

After the markets settled down a bit from the Greek and Puerto Rico jitters, the month was mainly defined by weaker metals and a stronger dollar. EMC was able to capitalize in those sectors.

Class A Units were negative 3.13% in August 31, 2015 resulting in a Net Asset Value per unit of $2,325.09 as of August 31, 2015.

Class A Units were positive 4.22% in August 31, 2014 resulting in a Net Asset Value per unit of $2,081.09 as of August 31, 2014.

Although the Fund was up during the largest down days of the US stock market for the month of August, the abrupt reversals in the following days created losses for our positions. The combination of large and abrupt moves (some markets changed more than 10% in both directions) did not favor EMC’s trend following approach. Losses were seen in softs, stock indices, metals, energies and currencies. Gains came in interest rate positions.

Obviously with S&P 500 negative 6% for the month of August we all would like to see some relief from our Fund, but trend following is most successful from sustained moves in any direction, not abrupt reversals.

Class A Units were positive 2.99% in September 30, 2015 resulting in a Net Asset Value per unit of $2,394.78 as of September 30, 2015.

Class A Units were positive 7.49% in September 30, 2014 resulting in a Net Asset Value per unit of $2,236.95 as of September 30, 2014.

Another volatile month saw gains in interest rates, energies and currencies. Other sectors were mixed with gains in precious metals offset by losses in base metals, and losses in softs and grains essentially offset from gains in meats.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10K of the Partnership dated December 31, 2014.

Item 4.	Controls and Procedures

As of September 30, 2015 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s period filings with the Securities and Exchange Commission. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 1A.	Risk Factors

There has been no material change with respect to risk factors since the “Risk Factors” were disclosed in the Form 10K of the Partnership dated December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES A UNITS

	Three months	Three months
	ended September 30, 2015	ended September 30, 2014
Units Sold	0	0
Value of Units Sold	$0	$0

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

EVEREST FUND, L.P.

Date: November 16, 2015	By:	Everest Asset Management, Inc.,
its General Partner

	By:	/s/	Peter Lamoureux
Peter Lamoureux
President
24