Form 10-K
period 2015-12-31
EVEREST FUND L P
filed 2016-03-30
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2015	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter: $5,629,265.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

During its operation, the Partnership has had various trading advisors. In December 1990, John W. Henry & Company, Inc. (JWH) began trading for the Partnership as one of the Partnerships’ trading advisors. In May 1994, JWH became the sole trading advisor to the Partnership. After another tough month of trading, John W. Henry, the Chairman of JWH announced that JWH would stop trading client assets as of December 31, 2012. The Partnership terminated JWH as of October 31st. The Fund began trading on December 3rd 2012 with the new advisor EMC Capital Management, Inc (EMC). In October 1, 2013 EMC Capital Management., Inc changed name to EMC Capital Advisors, LLC.

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

Everest pays EMC Capital Advisors, LLC (EMC)., its current commodity trading advisor, a monthly management fee equal to 0.167% (approximately 2% annually) of Everest s month-end Allocated Assets, as defined, and a quarterly incentive fee equal to 20% of Everest’s trading profits allocable to its trading exclusive of interest income on Allocated Assets, as defined. The incentive fee is retained by EMC even though trading losses may occur in subsequent quarters; however, no further incentive fees are payable until any such trading losses (other than losses attributable to redeemed units and losses attributable to assets reallocated to another advisor) are recouped by Everest.

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

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership’s size, it is estimated that the periodic operating expenses will be approximately $95,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership’s operating expenses for the years 2014-2015 can be found in the table in Item 6 below.

As of December 31, 2015, the General Partner had two full-time employees and one part-time employee. Further, the General Partner, in its capacity as a CFTC regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to Capital Management Partners, Inc. (Capital). Capital is a CFTC-regulated introducing broker, and an NFA member. Capital is also registered with the Financial Industry Regulatory Authority, Inc. ( FINRA ) as a broker dealer. As of December 31, 2015, Capital had 6 employees.

The Partnership’s business constitutes only one segment for financial reporting purposes; and the purpose of the Partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership’s business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership’s business, as of December 31, 2015 is set forth under Items 6 and 7 herein.

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

Item 1A. Risk Factors

GENERAL

Trading in Commodity Interests Is Speculative. Commodity interest prices are highly volatile. Price movements for futures contracts, for example, which may fluctuate substantially during a short period of time, are influenced by numerous factors that affect the commodities markets, including, but not limited to: changing supply and demand relationships, government programs and policies, national and international political and economic events, and changes in interest rates. See, Risk Factors - Commodity Interests Trading May Be Illiquid.

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

Trading through an electronic trading or order routing system is also subject to risks associated with system or component failure. In the event of system or component failure, it is possible that for a certain time period, it might not be possible to enter new orders, execute existing orders or modify or cancel orders that were previously entered. System or component failure may also result in loss of orders or order priority. Some contracts offered on an electronic trading system may be traded electronically and through open outcry during the same trading hours. Exchanges offering an electronic trading or order routing system and listing the contract may have adopted rules to limit their liability, the liability of futures brokers and software and communication system vendors and the amount that may be collected for system failures and delays. These limitations of liability provisions vary among the exchanges.

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

Limited Partners Will Not Participate in Management. Limited Partners will not participate in the management of the Partnership. Under principles of limited partnership law, limited partners’ participation in the Partnership’s management could result in unlimited liability for them. The limited partnership agreement provides that certain actions may be taken, or approved, by the vote of limited partners owning more than 50% of the units, but their role in the Partnership is passive and the profitability of their investment depends entirely on the efforts of others.

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

Counterparty Creditworthiness - U.S. Markets. Commodity exchanges provide centralized market facilities for trading in futures contracts relating to specified commodities. Each of the commodity exchanges in the United States has an associated clearinghouse. Once trades made between members of an exchange have been confirmed, the clearing house becomes substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange and in effect becomes the other party to the trade. Thereafter, each clearing member firm party to the trade looks only to the clearinghouse for performance. Clearinghouses do not deal with customers, but only with member firms, and the guarantee of performance under open positions provided by the clearinghouse does not run to customers. If a customer’s commodity broker becomes bankrupt or insolvent, or otherwise defaults on such broker’s obligations to such customer, the customer in question may not receive all amounts owing to such customer in respect of his or her trading, despite the clearing house fully discharging all of its obligations.

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

Unrelated Business Taxable Income (UBTI) for Employee Benefit Plans. If the Partnership were a publicly-traded partnership and limited partners are a tax exempt entity, or if they are a tax-exempt entity and debt finance their investment, their share of gross income less Partnership deductions is treated as UBTI, and subject to tax. The General Partner does not believe that the Partnership is publicly-traded for this purpose. However, if it were decided that the Partnership is publicly-traded, it may not be an appropriate investment for employee benefit plans, including individual retirement accounts (IRAs). In addition, if investing in commodity interests results in UBTI, each partner that is a tax-exempt entity would take into account its share of the Partnership’s UBTI and the deductions attributable to that income (including a $1,000 deduction against UBTI which is generally available to all tax-exempt entities) in computing its tax liability. Benefit plan investors should consult with their own legal and financial advisers about the tax consequences of plan investments in the Partnership.

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

Forex Trading Counterparty Creditworthiness. The Partnership will enter into an agreement with an equity in RJO which will result in such entity acting as the counter-party to the Partnership’s foreign currency transactions. That is, the counterparty will be the seller of all forex instruments purchased by the Partnership and the buyer of all forex instruments sold by the Partnership. The counterparty’s financial benefit from entering into these transactions with the Partnership is derived from its ability to participate in the foreign exchange interbank markets, which are only available to large institutional investors. The counterparty’s compensation will be derived from a mark-up on the bid/ask spread price quoted to the Partnership on each transaction, and the counterparty’s ability to offset these transactions in the foreign exchange interbank market. In the event that the counterparty is unable to successfully participate in this market, the ability of the counterparty to enter into transactions with the Partnership may be interrupted. In addition, the counterparty has entered into similar agreements with other persons, and thus acts as the counter-party in transactions effected by these other persons. Because the counterparty acts as counter-party in these transactions, the Partnership is subject to the additional risk that the counterparty will be unable to fulfill its obligations to the Partnership. Moreover, in the event of a bankruptcy of the counterparty, the Partnership may be unable to recover assets held at the counterparty, even if such assets are directly traceable to the Partnership. In the event of the counterparty’s bankruptcy, there is no equivalent of the Securities Investors Protection Corporation insurance as applicable in the case of securities broker dealers’ bankruptcies.

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

(b) As of December 31, 2015, there were 2,491.81 Class A Units held by Limited Partners. A total of 0 Class A units were purchased by Limited Partners during 2015. A total of 306.17 Units were redeemed by Class A Limited Partners during 2015.

RECENT SALES OF UNREGISTERED SECURITIES IN 2015 A UNITS

2015	1st quarter	2nd quarter	3rd quarter	4th quarter
Units Sold	0	0	0	0
Value of Units Sold	$0.00	$0.00	$0.00	$0.00

RECENT SALES OF UNREGISTERED SECURITIES IN 2014 A UNITS

2014	1st quarter	2nd quarter	3rd quarter	4th quarter
Units Sold	0	0	0	0
Value of Units Sold	$0.00	$0.00	$0.00	$0.00

The Seventh Amended and Restated Agreement of Limited Partnership for the Partnership contain a full description of redemption and distribution procedures.

The Agreement of Limited Partnership does not provide for regular or periodic cash distributions, but gives the General Partner sole discretion in determining what distributions, if any, the Partnership will make to its partners. The General Partner has not declared any such distributions to date, and does not currently intend to declare any such distributions.

Item 6. Selected Financial Data

	2011	2012	2013	2014	2015
	(In thousands, except amounts per Unit)
1. Net trading Gain/loss	-835	-3,249	-340	1,500	123
2. Interest and other income	37	34	4	1	1
3. Expenses	1,527	992	653	500	562
4. Net Income	-2,325	-4,207	-989	1,001	-438
5. Income (Loss) Per Unit: A Shares	-512.12	-1,150.01	-322.05	357.75	-175.81
6. Total Assets	15,178	9,296	6,876	6,898	5,714
7. Long Term Obligations	0	0	0	0	0
8. Cash Dividend per Unit	0	0	0	0	0
9. Total partners’ capital	15,024	8,637	6,332	6,810	5,629
10. Increase/decrease in NA	-2,039	-6,387	-2,305	478	-1,181

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

In addition to market risk, in entering into futures and forward contracts there is a risk that the counterparty will not be able to meet its obligations to the Partnership. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

For the year ended December 31, 2015, Limited Partners redeemed a total of 306.17 Class A Units for $742,847. During 2015, investors purchased 0 Class A Units.

The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions.

See Footnote 4 of the 2015 Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of the Partnership reviews on a daily basis reports of the performance of the Partnership, including monitoring the daily net asset value of the Partnership. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General Partner with assurance that the Partnership, will not suffer trading losses through the Commodity Broker.

Results of Operations

Calendar Year 2015

At December 31, 2015 the Partnership had approximately $5.629 million in Class A assets, all of which have been allocated to EMC Capital Advisors, LLC(EMC).

The Partnership recorded a loss of $438,095 or $174.87 per Class A unit, for the year 2015. That represents a loss of 7.18% for the year.

The Partnership continued to employ advisor EMC Capital Advisors, LLC’s (EMC) Classic Program through December 31, 2015.

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

Obviously with S&P 500 negative 6.26% for the month of August we all would like to see some relief from our Fund, but trend following is most successful from sustained moves in any direction, not abrupt reversals.

Class A Units were positive 2.99% in September 30, 2015 resulting in a Net Asset Value per unit of $2,394.78 as of September 30, 2015. Another volatile month saw gains in interest rates, energies and currencies. Other sectors were mixed with gains in precious metals offset by losses in base metals, and losses in softs and grains essentially offset from gains in meats.

Class A Units were a negative 4.33% in October 2015 resulting in a Net Asset Value of $2,290.98 as of October 31, 2015. The Fund had a negative month while the equity markets rebounded nicely with no sign of the Feds changing interest rates. The Everest Fund gave back all the gains from September and then some. The Fund’s large gain in the energy sector offset by losses almost across the board especially from currencies and metals. Those two sectors could not decide which way they were going for most of the month but were particularly difficult for our positions in the last few days of the month.

Class A Units were a positive 2.35% in November 2015 resulting in a Net Asset Value of $2,344.77 as of November 30, 2015. Gains came in currencies, metals and energies. Smaller overall losses came in interest rates and global stock indices. November was another month that saw a lot of fluctuation. The USD strengthened, while metals and energies trended lower. EMC was able to capitalize on those moves and provide a profitable month with meaningful diversification.

Class A Units were a negative 3.65% in December 2015 resulting in a Net Asset Value of $2,259.10 as of December 31, 2015. Although EMC continued to profit from energies, the up and down nature of the interest rate and currency positions dominated our portfolio in December. Losses were also sustained in stock indices and metals, with smaller gains in grains. The monthly result ensured a down year of 7.18% for the Fund, coming on the heels of last year’s gain of 18%.

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

The Trading Value at Risk in Different Market Sectors of the Partnership

The following table indicates the trading Value at Risk associated with the open positions of the Partnership by market category as of December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2015, the total capitalization of the Partnership was approximately $5,629,265, all in Class A Shares.

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization

Commodities	$166,934.68	2.97%
Energies	$74,639.22	1.33%
Financial Stock Indices	$153,779.41	2.73%
Interest Rates	$244,290.22	4.34%
Metals	$221,900.01	3.94%
Currencies	$263,091.50	4.67%
Total	$1,124,635.04	19.98%

As of December 31, 2014, the total capitalization of the Partnership was approximately $6,810,208, all in Class A Shares.

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization

Commodities	$57,531.80	0.84%
Energies	$33,571.60	0.49%
Financial Stock Indices	$56,704.12	0.83%
Interest Rates	$143,474.83	2.11%
Metals	$51,420.58	0.76%
Currencies	$103,948.98	1.53%
Total	$446,651.91	6.56%
26

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

The Partnership holds a portion of its assets in cash on deposit with RJO trading account (“RJO”) and substantial remainder on deposit with RJO Cash account. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at the 91-day Treasury bill rate. As of December 31, 2015, the Partnership had approximately $5.543 million in cash on deposit with RJO accounts.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2015, by market sector.

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

The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar based Partnership in expressing Value at Risk in a functional currency other than dollars.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2015.

Foreign Currency Balances. The primary foreign currency balances of the Partnership are in Japanese yen, Euros, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Partnership holds a portion of its assets in cash at R.J. O’Brien and Associates, LLC (RJO) trading account. 95% of these assets earn interest at the average rate paid on 91-day U.S. Treasury Bills purchased during the month. Substantially all of reminder is held at RJO in a separate cash account. At December 31, 2015 approximately 78% of the Partnership’s capital funds were deposited at the cash account at RJO. The Partnership receives 90% of the 30-day rate on 91-day U.S. Treasury bill rate.

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

THE EVEREST FUND, LIMITED PARTNERSHIP

Supplementary Summarized Quarterly Data

For the four Quarters for 2015 and 2014.

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	Class A	Class A	Class A	Class A
Net Income	$62,670	$-378,394	$216,206	$-338,578
Increase in Net Asset Value Per Unit	$22.38	$-147.86	$86.29	$-135.68
Net Asset Value Per Unit	$2,456.35	$2,308.49	$2,394.78	$2,259.10
Ending Net Asset Value	$6,579,367	$5,782,729	$5,976,052	$5,629,265

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	Class A	Class A	Class A	Class A
Net Income	$-634,338	$48,712	$1,035,278	$551,299
Increase in Net Asset Value Per Unit	$-207.04	$16.27	$366.74	$197.02
Net Asset Value Per Unit	$1,853.93	$1,870.20	$2,236.94	$2,433.97
Ending Net Asset Value	$5,628,031	$5,345,365	$6,273,081	$6,810,207

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures Evaluation of Disclosure Controls and Procedures

The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including its principal executive Officer, Peter Lamoureux, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2015, the General Partner’s principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective.

Changes In Internal Control Over Financial Reporting

There was no change in the Partnership’s internal control Over financial reporting in the 12 months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2015, the Partnership’s internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

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

The officer and director of the General Partner as of December 31, 2015 is listed below:

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

Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters.

(a)  As of December 31, 2015 there were four partners known to the Partnership to own beneficially more than 5% of the outstanding Units:

Alan L Schoolcraft 30.21%

RBRF Limited Partnership 10.39%

Ruth Davis 7.84%

James & Venice King, LLC 6.18%

(b) As of December 31, 2015, management ownership was: by Peter Lamoureux with 77.353 class A units. This represents 3.10% of class A units of the Partnership.

(c) As of December 31, 2015, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions.

(a) None other than the compensation arrangements described herein.

(b) None.

(c) None.

The Partnership filed Registration Statements on Form S-18 and Form 10, therefore this information is not required to be included.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the year ended December 31, 2015 the aggregate fee billed by Donahue Associates, LLC, Independent Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

For the year ended December 31, 2014 the aggregate fee billed by Donahue Associates, LLC, Independent Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

Audit Related Fees

None.

Tax Fees

The audit committee pre-approved all fees for the Everest Partnership, L.P. for fiscal year 2015 and 2014.

For the year ended December 31, 2015, the aggregate fees billed by Donahue Associates, LLC for federal and state tax return preparation totaled $7,000.

For the year ended December 31, 2014, the aggregate fees billed by Donahue Associates, LLC for federal and state tax return preparation totaled $7,000.

All Other Fees

None.

Part IV

Item 15. Exhibits, Financial Statement, Schedules.

(a) The following documents are included herein:

(1) Financial Statements:

a. Report of Independent Registered Public Accounting Firm:

Donahue Associates, LLC for 2015

Donahue Associates, LLC for 2014

b. Statements of Financial Condition, December 31, 2015 and 2014.

c. Statements of Operations, Years Ended December 31, 2015 and 2014.

d. Statements of Changes in Partners’ Capital, Years Ended December 31, 2015 and 2014.

e. Statements of Cash Flows, Years Ended December 31, 2015 and 2014.

f. Schedule of Investments, December 31, 2015

g. Schedule of Investments, December 31, 2014

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

Date: March 30, 2016

The Everest Fund, L.P.

By: Everest Asset Management, Inc.

(General Partner)

By: /s/ Peter Lamoureux

Peter Lamoureux, President

Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 30, 2016

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

December 31, 2015 and December 31, 2014

The Everest Fund, L.P.

The Everest Fund, L.P

AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the best of my knowledge and belief, information contained in the attached financial statements for the years ended December 31, 2015 and December 31, 2014 is accurate and complete.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2015, the Partnership’s internal control over financial reporting is effective.

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

DONAHUE ASSOCIATES, LLC

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

The Everest Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of The Everest Fund, L.P. as of December 31, 2015 and December 31, 2014, and the related statements of operations, changes in partners’ capital and cash flows each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Everest Fund, L.P. as of December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Donahue Associates LLC

Monmouth Beach, New Jersey

March 14, 2016

The Everest Fund

Statements of Financial Condition

As of December 31, 2015 and December 31, 2014

	2015	2014
ASSETS
Equity in broker trading accounts:
Cash and investments in marketable securities	$13,442	$15,571
Cash in broker trading accounts	5,543,019	6,565,795
Net unrealized gain (loss) on open contracts	157,585	316,358
Total cash & equity in broker trading accounts	$5,714,046	$6,897,724
Other assets:
Interest receivable	461	96

Total Assets	$5,714,507	$6,897,820

LIABILITIES
Management fees payable	$9,501	$11,369
General partner fees payable	24,935	30,640
Redemptions payable	8,209	0
Accounts payable & accrued expenses	42,598	45,604
Total Liabilities	$85,243	$87,613

PARTNERS’ CAPITAL
Limited partners, Class A shares: 2,491.81 and 2,797.98 units outstanding	5,629,264	6,810,207

Total Liabilities & Partners’ Capital	$5,714,507	$6,897,820

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Statements of Operations

For the Years Ended December 31, 2015 and 2014

	2015	2014
Trading gains (losses):
Net realized trading gains (losses)	$303,901	$1,624,496
Change in unrealized gains (losses)	-153,576	-81,567
Brokerage commissions & fees	-26,970	-42,826
Net gain (loss) from trading	$123,355	$1,500,103

Net investment income:
Income:
Interest income	$1,113	$675
Total income	1,113	675

Expenses:
Management fees- general partner	$348,459	$312,359
Management fees- advisors	124,621	120,264
Advisor incentive fees	0	0
Professional fees	80,419	63,117
Administrative expenses	9,066	4,087
Total administrative expenses	562,565	499,827

Net investment income (loss)	-561,452	-499,152

Net income (loss)	$-438,097	$1,000,951

Net income (loss) per unit of partner interest	$-165.64	$341.03

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Statement of Changes in Partners’ Capital

For the Years Ended December 31, 2015 and December 31, 2014

			Net Asset
	Partners’ Equity	Units Outstanding	Value Per Unit

Partners’ equity at December 31, 2013	$6,331,720	3,072.20	$2,060.97

Additions	101,836	51.36

Redemptions	-624,300	-325.58

Offering costs	0

Net loss	1,000,951

Partners’ equity at December 31, 2014	$6,810,207	2,797.98	$2,433.97

Additions	0	0.00

Redemptions	-742,846	-306.17

Offering costs	0

Net income	-438,097

Partners’ equity at December 31, 2015	$5,629,264	2,491.81	$2,259.11

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash flows from (for) operating activities
Net income (loss)	$-438,097	$1,000,951
Net changes to reconcile net income (loss) to net cash provided (used) by operating activities:
Unrealized gain (loss) on open contracts	158,773	114,723
Interest receivable	-365	-76
General partner fees payable	-5,705	4,775
Redemptions payable	8,209	-442,723
Management fees payable	-1,868	59
Accounts payable & accrued expenses	-3,006	-18,965
Net cash provided (used) by operating activities	$-282,059	$658,744
Cash flows from (for) financing activities:
Partner additions, net of offering costs	$0	$101,836
Redemptions paid	-742,846	-624,300
Net cash provided (used) by financing activities	-742,846	-522,464

Net change in cash & cash equivalent position	$-1,024,905	$136,280

Cash & investments in marketable securities at January 1st	6,581,366	6,445,086

Cash & investments in marketable securities at December 31st	$5,556,461	$6,581,366

Cash & investment in marketable securities consist of:

Cash at banks	$13,442	$15,571
Cash in broker trading accounts	5,543,019	6,565,795
Total cash & marketable securities	$5,556,461	$6,581,366

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Condensed Schedule of Investments

As of December 31, 2015

				Unrealized
		Number	Percent of	Gain (Loss)
	Expiration	of	Partners’	on Open
	Date	Contracts	Capital	Contracts
Long U.S. Futures Contracts
Interest rates	Mar 16–Mar 17	100	-0.77%	$-43,148
Metals	Mar 16	7	0.05%	2,863
Agriculture	Mar 16	39	-0.19%	-10,842
Currencies	Mar 16	8	0.14%	8,100
Indices	Mar 16	100	-0.02%	-1,333
Total Long Futures Contracts			-0.79%	$-44,360

Forward Positions
Currencies			0.00%	0

Total Long Positions			-0.79%	$-44,360

Short U.S. Futures Contracts
Interest Rates	Mar 16–Dec 16	289	-0.33%	$-18,847
Metals	Mar 16–Apr 16	30	0.25%	14,202
Energy	Feb 16–Mar 16	22	0.80%	45,036
Agriculture	Feb 16–Mar 16	89	1.00%	56,446
Currencies	Mar 16–Sep 17	160	1.98%	111,628
Indices	Jan 16–Mar 16	11	-0.12%	-6,519
Total Short Futures Contracts			3.59%	$201,945

Forward Positions
Currencies			0.00%	0

Total Short Positions			3.59%	$201,945

Total Contracts			2.80%	$157,585

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Condensed Schedule of Investments

As of December 31, 2014

				Unrealized
		Number	Percent of	Gain (Loss)
	Expiration	of	Partners’	on Open
	Date	Contracts	Capital	Contracts
Long U.S. Futures Contracts
Interest rates	Mar 15–Mar 16	213	1.36%	$92,900
Metals	Mar 15	2	-0.11%	-7,250
Agriculture	Mar 15	12	-0.06%	-4,130
Indices	Mar 15–Mar 16	56	0.53%	36,019
Total Long Futures Contracts			1.72%	$117,539

Forward Positions
Currencies			0.85%	57,949

Total Long Positions			2.57%	$175,488

Short U.S. Futures Contracts
Metals	Feb 15–Apr 15	12	0.42%	28,422
Energy	Feb 15–Mar 15	12	1.22%	83,414
Agriculture	Feb 15–Mar 15	34	0.31%	21,489
Currencies	Mar 15	3	0.48%	32,489
Indices	Mar 15	3	-0.14%	-9,554
Total Short Futures Contracts			2.29%	$155,789

Forward Positions
Currencies			-0.22%	-14,919

Total Short Positions			2.07%	$140,870

Total Contracts			4.64%	$316,358

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Notes to the Financial Statements

For the Years Ended December 31, 2015 and December 31, 2014

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification (ASC).

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis and realized gains or losses are recognized when contracts are liquidated. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Inter-bank market.

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

In determining fair value, the Partnership uses various valuation approaches. ASC 820, “Fair Value Measurements and Disclosures”, establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Partnership. Unobservable inputs reflect the Partnership’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows.

Level 1. Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

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

Note 3, continued

The table below demonstrates the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014:

Fair Value Measurement of Assets

	Level 1	Level 2	Level 3
Assets at December 31, 2015:

Open positions in futures and forward contracts	$157,585	$0	$0

Total assets at fair value	$157,585	$0	$0

	Level 1	Level 2	Level 3
Assets at December 31, 2014:

Open positions in futures and forward contracts	$316,358	$0	$0

Total assets at fair value	$316,358	$0	$0

4. Principle Risks Associated With Derivative Instruments

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

Note 4, continued

	Fair Value of Derivative Instruments
		2015	2014
Speculative Instruments	Location- Statement of Financial Condition	Fair Value	Fair Value

Futures Contracts	Net unrealized gain (loss) on open contracts	$157,585	$316,358

		2015	2014
Speculative Instruments	Location- Statement of Operations	Fair Value	Fair Value

Futures Contracts	Net realized trading gains (losses)	$303,901	$1,624,496
Futures Contracts	Change in unrealized gains (losses)	$-153,576	$-81,567

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

The success of any investment activity is influenced by general economic conditions that may affect the level of volatility of commodity prices, credit spreads, interest rates, and equity prices. Unexpected volatility or illiquidity in the markets in which the Partnership directly or indirectly holds positions could impair its ability to carry out its business and could result in losses. See below for detailed description of selected risks.

Market Risk- This represents the potential loss that can be caused by increases or decreases in the fair value of the Partnership’s investments. The Partnership’s exposure to market risk is directly influenced by a number of factors, including the volatility and liquidity of the markets in which the derivatives are traded.

Liquidity Risk- This is the risk that the Partnership will not be able to sell its derivatives quickly or close to its fair value.

Interest Rate Risk- The risk that the value of the Partnership’s investments may fluctuate as a result of changes in market interest rates.

Currency Risk- This is the risk that the value of the Partnership’s investments, which are denominated in the currency of the country where the investment was entered into, may fluctuate as result of changes in the country’s foreign currency rate. The Partnership is subject to the risk that those foreign currency exchange rates mat decline in value relative to the U.S. dollar.

5. Limited Partner Agreement

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

6. Agreements and Related Party Transactions

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

The Partnership has funds deposited at a separate cash account at R.J. O’Brien. At December 31, 2015 approximately 78% of the Partnership’s capital funds were deposited at the cash account at RJO. The Partnership receives 90% of the 30-day rate on 91-day U.S. Treasury bill rate.

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

8. Financial Highlights

The following financial highlights show the Partnership’s financial performance for the years ended December 31, 2015 and December 31, 2014.

	2015	2014
	Class A	Class A

Total return before distributions	-7.18%	18.1%

Ratio to average net assets:
Management fees	5.61%	5.22%
Incentive fees	0.00%	0.00%
Other expenses	3.45%	3.13%
Total expenses	9.06%	8.35%

Total return is calculated for all partners throughout the year. An individual partner’s return may vary from these Partnership returns based on the timing of unit transactions.

9. Concentrations of Credit

The Partnership has a significant amount of its assets on deposit with the clearing FCM, which are not insured. In the event of the insolvency of the clearing FCM, recovery of the Partnership’s assets may be limited to a pro rata share of available funds.

The Partnership may, from time to time, have deposits at banks that are in excess of insured amounts.

10. Subsequent Events

The Partnership has made a review of material subsequent events from December 31, 2015 through the date of this report and found no material subsequent events reportable during this period.

