Form 10-Q
period 2016-03-31
EVEREST FUND L P
filed 2016-05-16
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

For the quarterly period	Commission File Number
ended March 31, 2016	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Following are Financial Statements for the three months ended March 31, 2016

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

March 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015 (AUDITED)

	UNAUDITED March 31, 2016	AUDITED DECEMBER 31, 2015

ASSETS

Equity in broker trading accounts:
Cash and investments in marketable securities	$21,336	$13,442
Cash in broker trading accounts	5,518,867	5,543 020
Net unrealized trading gains (losses) on open contracts	-9,276	157,585

	5,530,927	5,714,047
Other Assets

Investments in marketable securities
Interest receivable	978	461

TOTAL ASSETS	$5,531,905	$5,714,508

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Management fee payable	$9,095	$9,501
General partner fees payable	26,644	24,935
Redemptions payable	68,691	8,209
Incentive fee payable
Accounts payable & accrued expenses	48,172	42,597

TOTAL LIABILITIES	152,602	85,242

PARTNERS’ CAPITAL (Net Assets)	5,379,304	5,629,265

Limited partners, A Shares (2,678.5155 and 2,797.98423 units outstanding)

TOTAL PARTNERS’ CAPITAL	5,379,304	5,629,265

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$5,531,905	$5,714,508

The accompanying notes are an integral part of this statement.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2016

UNAUDITED

	EXPIRATION DATES	NUMBER OF CONTRACTS	MARKET VALUE (OTE)	% OF PARTNERS’ CAPITAL
LONG POSITIONS:
FUTURES POSITIONS
Interest rates	Jun 16 - Jun 17	234	$-34,809	-0.65%
Metals	May 16 - Jul 17	12	-12,735	-0.24%
Agriculture	May 16 - Jun 16	65	11,870	0.22%
Currencies	Jun 16 - Dec 17	39	25,964	0.48%
Indices	Jun 16	30	5,254	0.10%

			-4,456	-0.08%

Total long positions			-4,456	-0.08%

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	Jun 16	92	4,303	0.08%
Metals	Jun 16	8	-24,517	-0.46%
Energy	May 16	4	-7,040	-0.13%
Agriculture	May 16 - Jul 16	80	22,247	0.41%
Currencies	Jun 16	3	-10,695	-0.20%
Indices	Jun 16	8	10,882	0.20%

			-4,820	-0.09%

Total short positions			-4,820	-0.09%

TOTAL OPEN CONTRACTS			-9,276	-0.17%

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2015

UNAUDITED

	EXPIRATION DATES	NUMBER OF CONTRACTS	MARKET VALUE (OTE)	% OF PARTNERS’ CAPITAL
LONG POSITIONS:
FUTURES POSITIONS
Interest rates	Dec 15 - Jun 16	318	$122,262	1.86%
Metals	Jun 15	2	7,388	0.11%
Agriculture	May 15	1	-2,040	-0.03%
Currencies	Dec 16	29	0	0.00%
Indices	Jun 15	54	494	0.01%

			128,104	1.95%

Total long positions			128,104	1.95%

SHORT POSITIONS:
FUTURES POSITIONS
Metals	Jun 15 - Jul 15	25	-23,389	-0.36%
Agriculture	May 15 - Jun 15	31	36,171	0.55%
Currencies	Jun 15	26	18,428	0.28%

			31,210	0.47%

Total short positions			31,210	0.47%

TOTAL OPEN CONTRACTS			159,314	2.42%

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2016 AND 2015

UNAUDITED

	THREE MONTHS ENDED March 31, 2016	THREE MONTHS ENDED March 31, 2015

TRADING INCOME (LOSS)
Net realized trading gain (loss)	$581,075	$372,961
Change in net unrealized trading gain (loss)	-157,582	-153,066
Brokerage Commissions	-7,842	-4,330

NET TRADING INCOME (LOSS)	415,651	215,565

Interest income, net of cash management fees	2,857	134

TOTAL INCOME	418,509	215,699

EXPENSES:
General partner management fees	80,372	99,109
Advisor Management fees	29,935	34,642
Incentive fees	0	0
Professional fees	18,019	18,184
Administrative expenses	1,600	1,094

TOTAL EXPENSES	129,069	153,029

NET INCOME	$288,583	$62,670

NET INCOME (LOSS) PER UNIT OF
PARTNERSHIP INTEREST	$126.60	$23.40

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED March 31, 2016

UNAUDITED

	UNITS A SHARES	LIMITED PTRS A SHARES	TOTAL

BALANCES, January 1, 2016	$2,491.815	$5,629,265	$5,629,265
Additional Units Sold	0	0	0
Redemptions	-212.316	-538,544	-538,544
Less Offering Costs	—	0	0
Net profit (Loss)	—	288,583	288,583

BALANCES, MARCH 31, 2016	$2,279.499	$5,379,304	$5,379,304

Net asset value per unit January 1, 2016	$2,259.10
Net profit (loss) per unit	100.76

Net asset value per unit March 31, 2016	$2,359.86

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED March 31, 2015

UNAUDITED

	UNITS A SHARES	LIMITED PTRS A SHARES	TOTAL

BALANCES, January 1, 2015	$2,797.984	$6,810,207	$6,810,207
Additional Units Sold	0	0	0
Redemptions	-119.469	-293,510	-293,510
Less Offering Costs	—	0	0
Net profit (Loss)	—	62,670	62,670

BALANCES, MARCH 31, 2015	$2,678.515	$6,579,367	$6,579,367

Net asset value per unit January 1, 2015	$2,433.97
Net profit (loss) per unit	22.38

Net asset value per unit March 31, 2015	$2,456.35

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2016 AND 2015

UNAUDITED

	THREE MONTHS ENDED March 31, 2016	THREE MONTHS ENDED March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$288,583	$62,670
Net changes to reconcile net income (loss) to net cash provided (used) by operating activities:
Unrealized gain (loss) on open contracts	166,861	157,043
Interest receivable	-518	93
Incentive fees payable	0	0
General partner fees payable	1,709	1,452
Redemption Payable	60,482	246,051
Management fees payable	-406	25
Accounts payable & accrued expenses	5,575	-967
Net cash provided (used) in operating activities	522,286	466,367
Cash flows from (for) financing activities:
Cash Redemptions paid	-538,544	-293,510
Partner addition of units, net of offering costs	0	0
Net cash provided (used) by financing activities	-538,544	-293,510
Net increase (decrease) in cash and cash equivalents	-16,259	172,857
Cash and cash equivalents
Beginning of period	5,556,462	6,581,368
End of Period	5,540,203	6,754,225
End of period cash and cash equivalents consist of:
Cash in Banks	21,336	17,868
Cash in broker trading accounts	5,518,867	6,736,357
Cash and cash equivalents	0	0
CASH AND CASH EQUIVALENTS, at end of period	5,540,203	$6,754,225

The accompanying notes are an integral part of these statements.

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Notes to the Financial Statements

March 31, 2016

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

The table below demonstrates the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and March 31, 2015:

	Level 1	Level 2	Level 3
Assets at March 31, 2016:

Open positions in futures and option contracts	$-9,276	—	—

Total assets at fair value	$-9,276	$0	$0

	Level 1	Level 2	Level 3
Assets at March 31, 2015:

Open positions in futures and option contracts	$159,314	—	—

Total assets at fair value	$159,314	$0	$0

(4)	LIMITED PARTNERSHIP AGREEMENT

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

See below for such disclosures.

Fair Value of Derivative Instruments

		2016	2015
Speculative Instruments	Location- Statement of Financial Condition	Fair Value	Fair Value

Futures Contracts	Net unrealized gain (loss) on open contracts	$-9,276	$159,314

		2016	2015
Speculative Instruments	Location- Statement of Operations	Fair Value	Fair Value

Futures Contracts	Net realized trading gains(losses)	$573,233	$368,631
Futures Contracts	Change in unrealized gains(losses)	$-157,582	$-153,066

Asset Derivatives
Balance Sheet Location	Fair Value	#of contracts

Agricultural
Net unrealized trading gains on open contracts	11,870	65
Currencies
Net unrealized trading gains on open contracts	25,964	39
Metals
Net unrealized trading gains on open contracts	-12,735	12
Interest rates
Net unrealized trading gains on open contracts	-34,809	234
Indices
Net unrealized trading gains on open contracts	5,254	30
	-4,456	380
14

Liability Derivatives
Balance Sheet Location	Fair Value	#of contracts	Net

Agricultural
Net unrealized trading gains on open contracts	22,247	80	34,117
Currencies
Net unrealized trading gains on open contracts	-10,695	3	15,269
Energy
Net unrealized trading gains on open contracts	-7,040	4	-7,040
Metals
Net unrealized trading gains on open contracts	-24,517	8	-37,252
Interest rates
Net unrealized trading gains on open contracts	4,303	92	30,506
Indices
Net unrealized trading gains on open contracts	10,882	8	16,136
	-4,820	195	-9,276

Trading Revenue for the Three Months Ended March 31, 2016

Line Item in Income Statement

Realized	$573,233
Change in unrealized	$-157,582
$415,651

Includes net foreign currency translation gain (loss)

Trading Revenue for the Three Months Ended March 31, 2015

Line Item in Income Statement

Realized	$368,631
Change in unrealized	$-153,066
$215,565

Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold

Three months ended March 31, 2016

Total	$573,233
3 month average	$191,078

Total average of futures contracts bought and sold

Three months ended March 31, 2015

Total	$215,565
3 month average	$122,877
15

For the three months ended March 31, 2016, the monthly average of futures contracts bought and sold was approximately $191,078.

(7)	FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

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

(8)	FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership’s financial performance for the three months ended March 31, 2016 and March 31, 2015.

	March 31, 2016	March 31, 2015
	Class A	Class A

Total return before distributions*	4.46%	0.92%
Ratio to average net assets:
Net investment Income (loss)**	-8.83%	-8.97%
Management fees	5.59%	5.82%
Incentive fees	0.00%	0.00%
Other expenses	3.44%	3.16%

Total expenses**	9.03%	8.98%

*Not annualized

**Annualized

16

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of March 31, 2016, the statements of operations for the three months ended March 31, 2016 and 2015, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2016 and 2015 and the accompanying notes to the financial statements are unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2016, results of operations for the three months ended March 31, 2016 and 2015, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2016 and 2015. The results of operations for the full three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Each months ended March 31, 2016 compared to each months ended March 31, 2015.

Class A Units were positive 8.23% in January 2016 resulting in a Net Asset Value per unit of $2,445.12 as of January 31, 2016.

Class A Units were positive 3.44% in January 2015 resulting in a Net Asset Value per unit of $2,517.72 as of January 31, 2015.

Large gains came from trends in interest rates (both directions, at different times of the month), energies and stock indices. Much smaller losses came from grains and softs.

The great start for the New Year for the Fund more than erased the loss from last year’s trading. It also came during a month of considerable stress on the equity markets, with the S&P 500 losing 3.24% despite the stock market recovery at the end of the month.

17

Class A Units were positive 4.89% in February 2016 resulting in a Net Asset Value per unit of $2,564.60 as of February 29, 2016.

Class A Units were negative 2.33% in February 2015 resulting in a Net Asset Value per unit of $2,459.13 as of February 28, 2015.

The gains came mostly from interest rate positions, with smaller gains in softs, grains and global stock indices. Losses were posted in currencies.

After fluctuating up and down for most of the month, our energy and metals positions were essentially flat for the month for the month of February.

Class A Units were negative 7.98% in March 2016 resulting in a Net Asset Value per unit of $2,359.86 as of March 31, 2016.

Class A Units were negative 0.11% in March 2015 resulting in a Net Asset Value per unit of $2,456.35 as of March 31, 2015.

The Fund was negatively correlated with the S&P 500 which was +6.6% in March. The Fund was +4.46% YTD through the end of March with the S&P 500 +0.77% for the same period.

The losses came across the board from interest rates, currencies, softs, global stock indices, energies, grains, metals and meats. Trends that were established and very profitable for the Fund in January and February abruptly reversed in March for the largest one month decline since EMC took over the trading for the Fund in December of 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10K of the Partnership dated December 31, 2015.

Item 4.	Controls and Procedures

As of March 31, 2016 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s period filings with the Securities and Exchange Commission. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

18

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 1A.	Risk Factors

There has been no material change with respect to risk factors since the “Risk Factors” were disclosed in the Form 10K of the Partnership dated December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES A UNITS

	Three months ended March31, 2015	Three months ended March 31, 2016
Units Sold	0	0
Value of Units Sold	$0	$0

1% of the proceeds from the above sales were used to pay the Partnership’s Organization and Offering charge. The remaining 99% was invested in the Partnership.

See Part I, Statement of Changes in Partner’s Capital

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit Number Description of Document Page Number

Exhibit Number	Description of Document	Page Number
31	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-1

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-2

b)	Reports on Form 8-K

none

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

EVEREST FUND, L.P.

Date: May 16, 2016	By:	Everest Asset Management, Inc.
its General Partner

	By:	/s/ Peter Lamoureux
Peter Lamoureux
President
20