Form 10-Q
period 2016-06-30
EVEREST FUND L P
filed 2016-08-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

For the quarterly period	Commission File Number
ended June 30, 2016	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Following are Financial Statements for the three months ended June 30, 2016

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

June 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015 (AUDITED)

	UNAUDITED	AUDITED
	June 30, 2016	DECEMBER 31, 2015
ASSETS
Equity in broker trading accounts:
Cash and investments in marketable securities	$16,278	$13,442
Cash in broker trading accounts	4,709,998	5,543,020
Net unrealized trading gains (losses) on open contracts	181,890	157,585

	4,908,166	5,714,047
Other Assets

Investments in marketable securities
Interest receivable	683	461

TOTAL ASSETS	$4,908,849	$5,714,508

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Management fee payable	$8,111	$9,501
General partner fees payable	19,443	24,935
Redemptions payable	0	8,209
Incentive fee payable
Accounts payable & accrued expenses	29,070	42,597

TOTAL LIABILITIES	56,623	85,242

PARTNERS’ CAPITAL (Net Assets)	4,852,226	5,629,265
Limited partners, A Shares (2,258.19963 and 2,491.81469 units outstanding)

TOTAL PARTNERS’ CAPITAL	4,852,226	5,629,265

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$4,908,849	$5,714,508

The accompanying notes are an integral part of this statement.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

June 30, 2016

UNAUDITED

	EXPIRATION	NUMBER OF	MARKET	% OF PARTNERS’
	DATES	CONTRACTS	VALUE (OTE)	CAPITAL
LONG POSITIONS:
FUTURES POSITIONS
Interest rates	Sep 16 - Mar 17	324	$185,905	3.83%
Metals	Aug 16 - Oct 16	13	37,378	-0.77%
Energy	Aug 16	3	9,150	0.19%
Agriculture	Aug 16 - Dec 16	31	9,533	0.20%
Currencies	Sep 16 - Mar 18	51	30,730	0.63%
Indices	Sep 16	24	14,584	0.30%

			$287,280	5.92%

Total long positions			$287,280	5.92%

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	Jul 16 - Sep 16	2	$-7,873	-0.16%
Metals	Sep 16 - Nov 16	8	-56,338	-1.16%
Energy	Aug 16 - Sep 16	7	5,210	0.11%
Agriculture	Aug 16 - Sep 16	15	-12,034	-0.25%
Currencies	Sep 16	17	-11,589	-0.24%
Indices	Sep 16	8	-22,765	-0.47%

			-105,389	-2.17%

Total short positions			-105,389	-2.17%

TOTAL OPEN CONTRACTS			$181,891	3.75%

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2015

Audited

	EXPIRATION	NUMBER OF	MARKET	% OF PARTNERS’
	DATES	CONTRACTS	VALUE (OTE)	CAPITAL
LONG POSITIONS:
FUTURES POSITIONS
Interest rates	Mar 16–Mar 17	100	-0.77%	$-43,148
Metals	Mar 16	7	0.05%	2,863
Agriculture	Mar 16	39	-0.19%	-10,842
Currencies	Mar 16	8	0.14%	8,100
Indices	Mar 16	100	-0.02%	-1,333
Total Long Futures Contracts			-0.79%	$-44,360

Forward Positions
Currencies			0.00%	0

Total Long Positions			-0.79%	$-44,360

Short U.S. Futures Contracts
Interest Rates	Mar 16-Dec 16	289	-0.33%	$-18,847
Metals	Mar 16-Apr 16	30	0.25%	14,202
Energy	Feb 16-Mar 16	22	0.80%	45,036
Agriculture	Feb 16-Mar 16	89	1.00%	56,446
Currencies	Mar 16-Sep 17	160	1.98%	111,628
Indices	Jan 16-Mar 16	11	-0.12%	-6,519
Total Short Futures Contracts			3.59%	$201,945

Forward Positions
Currencies			0.00%	0

Total Short Positions			3.59%	$201,945

Total Contracts			2.80%	$157,585

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED June 30, 2016 AND 2015

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	June 30, 2016	June 30, 2015
TRADING INCOME (LOSS)
Net realized trading gain (loss)	$-546,097	$-5,424
Change in net unrealized trading gain (loss)	186,737	-217,071
Net foreign currency translation loss	2.336	1,115
Brokerage Commissions	-9,366	-6,602

NET TRADING INCOME (LOSS)	-366,390	-227,982

Interest income, net of cash management fees	2,074	89

TOTAL INCOME	-364,316	-227,893

EXPENSES:
General partner management fees	66,103	89,792
Advisor Management fees	24,394	31,553
Incentive fees	0	0
Professional fees	25,647	25,008
Administrative expenses	1,765	4,148

TOTAL EXPENSES	117,909	150,501

NET INCOME	$-482,225	$-378,394

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$-213.54	$-151.06

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

UNAUDITED

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2016	JUNE 30, 2015
TRADING INCOME (LOSS)
Net realized trading gain (loss)	$48,188	$357,667
Change in net unrealized trading gain (loss)	29,156	-370,136
Net foreign currency translation loss	-10,874	10,985
Brokerage Commissions	-17,208	-10,932

NET TRADING INCOME (LOSS)	49,262	-12,417

Interest income, net of cash management fees	4,931	223

TOTAL INCOME	54,193	-12,194

EXPENSES:
General partner management fees	146,475	188,901
Advisor Management fees	54,329	66,195
Incentive fees	0	0
Professional fees	43,666	43,192
Administrative expenses	3,365	5,242

TOTAL EXPENSES	247,835	303,530

NET INCOME	$-193,643	$-315,724

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$-85.75	$-126.04

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED June 30, 2016

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL
BALANCES, January 1, 2016	$2,491.815	$5,629,265	$5,629,265
Additional Units Sold	0	0	0
Redemptions	-233.615	-583,397	-583,397
Less Offering Costs	—	0	0
Net profit (Loss)	—	-193,644	-193,644

BALANCES, June 30, 2016	$2,258.200	$4,852,226	$4,852,226

Net asset value per unit January 1, 2016	$2,259.10
Net profit (loss) per unit	-110.39

Net asset value per unit June 30, 2016	$2,148.71

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

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

UNAUDITED

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2016	JUNE 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$-193,643	$-315,724
Net changes to reconcile net income (loss) to net cash provided (used) by operating activities:
Unrealized gain (loss) on open contracts	-24,306	379,849
Interest receivable	-222	96
Incentive fees payable	0	0
General partner fees payable	-5,492	-3,035
Redemption Payable	-8,209	89,207
Management fees payable	-1,391	-1,566
Accounts payable & accrued expenses	-13,528	-14,315
Net cash provided (used) in operating activities	-246,791	134,512
Cash flows from (for) financing activities:
Cash Redemptions paid	-583,397	-711,755
Partner addition of units, net of offering costs	0	0
Net cash provided (used) by financing activities	-583,397	-711,755
Net increase (decrease) in cash and cash equivalents	-830,188	-577,243
Cash and cash equivalents
Beginning of period	5,556,462	6,581,366
End of Period	4,726,274	6,004,123
End of period cash and cash equivalents consist of:
Cash in Banks	16,278	15,276
Cash in broker trading accounts	4,709,998	5,988,848
Cash and cash equivalents	0	0
CASH AND CASH EQUIVALENTS, at end of period	4,726,276	$6,004,123

The accompanying notes are an integral part of these statements.

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Notes to the Financial Statements

June 30, 2016

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

The table below demonstrates the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and June 30, 2015:

	Level 1	Level 2	Level 3
Assets at June 30, 2016:

Open positions in futures and option contracts	$181,891

Total assets at fair value	$181,891	$0	$0

	Level 1	Level 2	Level 3
Assets at June 30, 2015:

Open positions in futures and option contracts	$-63,491

Total assets at fair value	$-63,491	$0	$0

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

See below for such disclosures.

Fair Value of Derivative Instruments

		2016	2015
Speculative Instruments	Location- Statement of Financial Condition	Fair Value	Fair Value

Futures Contracts	Net unrealized gain (loss)
	on open contracts	$181,891	$-63,491

		2016	2015
Speculative Instruments	Location- Statement of Operations	Fair Value	Fair Value

Futures Contracts	Net realized trading gains (losses)	$48,188	$357,667
Futures Contracts	Change in unrealized gains (losses)	$29,156	$-370,136

Asset Derivatives
Balance Sheet Location	Fair Value	#of contracts

Agricultural
Net unrealized trading gains on open contracts	9,533	31
Currencies
Net unrealized trading gains on open contracts	30,730	51
Energy
Net unrealized trading gains on open contracts	9,150	3
Metals
Net unrealized trading gains on open contracts	37,378	13
Interest rates
Net unrealized trading gains on open contracts	185,905	324
Indices
Net unrealized trading gains on open contracts	14,584	24
	287,280	446
15

Liability Derivatives
Balance Sheet Location	Fair Value	#of contracts	Net

Agricultural
Net unrealized trading gains on open contracts	-12,034	15	-2,501
Currencies
Net unrealized trading gains on open contracts	-11,589	17	19,141
Energy
Net unrealized trading gains on open contracts	5,210	7	14,360
Metals
Net unrealized trading gains on open contracts	-56,338	8	-18,960
Interest rates
Net unrealized trading gains on open contracts	-7,873	2	178,032
Indices
Net unrealized trading gains on open contracts	-22,765	8	-8,181
	-105,389	57	181,891

Trading Revenue for the Six Months Ended June 30, 2016
Line Item in Income Statement

Realized	$20,106
Change in unrealized	$29,156
$49,261

Includes net foreign currency translation gain (loss)

Trading Revenue for the Six Months Ended June 30, 2015
Line Item in Income Statement

Realized	$357,720
Change in unrealized	$-370,136
$-12,417

Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold
Six months ended June 30, 2016

Total	$20,106
6 month average	$3,350.96

Total average of futures contracts bought and sold
Six months ended June 30, 2015

Total	$357,720
6 month average	$59,620

For the six months ended June 30, 2016, the monthly average of futures contracts bought and sold was approximately $3,350.96.

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

(8) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership’s financial performance for the six months ended June 30, 2016 and June 30, 2015.

	June 30, 2016	June 30, 2015
	Class A	Class A

Total return before distributions*	-4.89%	-5.16%
Ratio to average net assets:
Net investment Income (loss)**	-9.05%	-9.28%
Management fees	5.46%	5.78%
Incentive fees	0.00%	0.00%
Other expenses	3.78%	3.51%

Total expenses**	9.23%	9.29%

*Not annualized

**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of June 30, 2016, the statements of operations for the three and six months ended June 30, 2016 and 2015, the statements of cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2016 and 2015 and the accompanying notes to the financial statements are unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2016, results of operations for the three months ended June 30, 2016 and 2015, cash flows and changes in partners’ capital (net asset value) for the three months ended June 30, 2016 and 2015. The results of operations for the full three months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Each month ended June 30, 2016 compared to each month ended June 30, 2015.

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

Class A Units were negative 7.81% in April 2016 resulting in a Net Asset Value per unit of $2,175.61 as of April 30, 2016.

Class A Units were negative 0.68% in April 2015 resulting in a Net Asset Value per unit of $2,439.66 as of April 30, 2015.

The Everest Fund had a loss of -7.81% in April. Gains in currencies, meats and grains were not enough to offset losses in stock indices, softs, interest rates, energies and metals.

April was another volatile month of fluctuating trendless price action. These kinds of market conditions wreak havoc for technical trend following systems like EMC.

Class A Units were negative 3.21% in May 2016 resulting in a Net Asset Value per unit of $2,105.82 as of May 31, 2016.

Class A Units were negative 0.02% in May 2015 resulting in a Net Asset Value per unit of $2,439.23 as of May 31, 2015.

The Everest Fund had a loss of -3.21% in May. Another month of abrupt price swings saw losses in metals, currencies, softs, stock indices and short financials. Smaller gains were posted in grains and to a lesser extent long financials and energies.

May was another month of unfavorable conditions for trend followers like EMC. We look forward to the possibility of a return to trending, and therefore tradeable, markets.

Class A Units were positive 2.04% in June 2016 resulting in a Net Asset Value per unit of $2,148.71 as of June 30, 2016.

Class A Units were negative 5.36% in June 2015 resulting in a Net Asset Value per unit of $2,308.49 as of June 30, 2015.

The Everest Fund’s gains came mostly in interest rates with smaller gains from softs and energies. Smaller overall losses came in stock indices and grains.

Brexit was the main driver of markets for the month of June. The Fund suffered losses in anticipation of the U.K. vote, and then made up the losses plus 2% after the Brexit vote to leave the EU. We were impressed by the risk management at EMC, especially after the vote took place.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10K of the Partnership dated December 31, 2015.

Item 4.	Controls and Procedures

As of June 30, 2016 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s period filings with the Securities and Exchange Commission. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 1 A.	Risk Factors

There has been no material change with respect to risk factors since the “Risk Factors” were disclosed in the Form 10K of the Partnership dated December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES A UNITS

	Three months	Three months
	ended June 30, 2016	ended June 30, 2015
Units Sold	0	0
Value of Units Sold	$0	$0

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

EVEREST FUND, L.P.

Date: August 15, 2016	By:	Everest Asset Management, Inc.,
its General Partner

	By:	/s/ Peter Lamoureux
Peter Lamoureux
President
22