Form 10-Q
period 2016-09-30
EVEREST FUND L P
filed 2016-11-18
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

For the quarterly period	Commission File Number
ended September 30, 2016	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 North 4th Street, Suite 232, Fairfield, Iowa 52556

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

Yes ☐ No ☒

 PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Following are Financial Statements for the three months ended September 30, 2016

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

September 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015 (AUDITED)

	UNAUDITED	AUDITED
	SEPTEMBER 30, 2016	DECEMBER 31, 2015
ASSETS
Equity in broker trading accounts:
Cash and investments in marketable securities	10,483	13,442
Cash in broker trading accounts	4,468,402	5,543,020
Net unrealized trading gains(losses) on open contracts	126,043	157,585

Other Assets	4,604,928	5,714,047

Interest receivable	790	461

TOTAL ASSETS	$4,605,718	$5,714,508

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Management fee payable	$7,579	$9,501
General partner fees payable	20,736	24,935
Redemptions payable	9,416	8,209
Incentive fee payable	0	0
Accounts payable & accrued expenses	37,430	42,597

TOTAL LIABILITIES	75,160	85,242

PARTNERS’ CAPITAL (Net Assets)
Limited partners, A Shares (2,253.51619 and 2,491.8149 units outstanding)	4,530,557	5,629,265

TOTAL PARTNERS’ CAPITAL	4,530,557	5,629,265

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$4,605,718	$5,714,508

The accompanying notes are an integral part of this statement.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2016

UNAUDITED

	EXPIRATION	NUMBER OF	MARKET	% OF PARTNERS’
	DATES	CONTRACTS	VALUE (OTE)	CAPITAL

LONG POSITIONS:
FUTURES POSITIONS
Interest rates	Oct 16-Dec 17	376	$38,918	0.86%
Metals	Dec 16	27	-4,722	-0.10%
Agriculture	Nov 16 – Mar 17	45	74,466	1.64%
Currencies	Dec 16 – Jun 18	48	18,330	0.40%
Indices	Dec 16	34	-7,394	-0.16%

			119,598	2.64%
Total long positions			119,598	2.64%

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	Oct 16-Sep 17	26	-10,411	-0.23%
Metals	Dec 16	1	-14,575	-0.32%
Energy	Nov 16	9	-17,195	-0.38%
Agriculture	Nov 16 – Jan 17	58	53,694	1.19%
Currencies	Dec 16	46	4,073	0.09%
Indices	Dec 16	6	-9,141	-0.20%

			6,445	0.14%

Total short positions			6,445	0.14%

TOTAL OPEN CONTRACTS			126,043	2.78%

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2015

Audited

	Expiration Date	Number of Contracts	Market Value	% of Partners’ Capital
Long U.S. Futures Contracts
Interest rates	Mar 16–Mar 17	100	-0.77%	($43,148)
Metals	Mar 16	7	0.05%	2,863
Agriculture	Mar 16	39	-0.19%	(10,842)
Currencies	Mar 16	8	0.14%	8,100
Indices	Mar 16	100	-0.02%	(1,333)
Total Long Futures Contracts			-0.79%	($44,360)

Forward Positions
Currencies			0.00%	0

Total Long Positions			-0.79%	($44,360)

Short U.S. Futures Contracts
Interest Rates	Mar 16-Dec 16	289	-0.33%	($18,847)
Metals	Mar 16-Apr 16	30	0.25%	14,202
Energy	Feb 16-Mar 16	22	0.80%	45,036
Agriculture	Feb 16-Mar 16	89	1.00%	56,446
Currencies	Mar 16-Sep 17	160	1.98%	111,628
Indices	Jan 16-Mar 16	11	-0.12%	(6,519)
Total Short Futures Contracts			3.59%	$201,945

Forward Positions
Currencies			0.00%	0

Total Short Positions			3.59%	$201,945

Total Contracts			2.80%	$157,585

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED September 30, 2016 AND 2015

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	September 30, 2016	September 30, 2015

TRADING INCOME (LOSS)
Net realized trading gain (loss)	$-137,292	$80,292
Change in net unrealized trading gain (loss)	-56,977	276,943
Net foreign currency translation loss	-737	-463
Brokerage Commissions	-5,739	-6,873

NET TRADING INCOME (LOSS)	-200,746	349,889

Interest income, net of cash management fees	2,468	251

TOTAL INCOME	-198,278	350,140

EXPENSES:
General partner management fees	66,291	81,002
Advisor Management fees	23,529	29,702
Incentive fees	0	0
Professional fees	22,509	21,074
Administrative expenses	1,646	2,157

TOTAL EXPENSES	113,975	133,935

NET INCOME	$-312,253	$216,206

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$-138.56	$86.64

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED September 30, 2016 AND 2015

UNAUDITED

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2016	SEPTEMBER 30, 2015

TRADING INCOME (LOSS)
Net realized trading gain (loss)	$-89,104	$459,918
Change in net unrealized trading gain (loss)	-27,822	-93,193
Net foreign currency translation loss	-11,611	-11,448
Brokerage Commissions	-22,948	-17,805

NET TRADING INCOME (LOSS)	-151,484	337,472

Interest income, net of cash management fees	7,399	474

TOTAL INCOME	-144,085	337,947

EXPENSES:
General partner management fees	212,766	269,903
Advisor Management fees	77,858	95,897
Incentive fees	0	0
Professional fees	66,175	64,265
Administrative expenses	5,011	7,400

TOTAL EXPENSES	361,810	437,465

NET INCOME	$-505,895	$-99,518

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$-224.49	$-39.88

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED September 30, 2016

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL

BALANCES, January 1, 2016	$2,491.815	$5,629,266	$5,629,266
Additional Units Sold	0	0	0
Redemptions	-238.299	-592,813	-592,813
Less Offering Costs	—	0	0
Net profit (Loss)	—	-505,895	-505,895

BALANCES, September 30, 2016	$2,253,516	$4,530,557	$4,530,557

Net asset value per unit January 1, 2016	$2,259.10
Net profit (loss) per unit	-248.66

Net asset value per unit September 30, 2016	$2,010.44

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

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2016 AND 2015 UNAUDITED

	NINE MONTHS ENDED	NINE MONTHS ENDED
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$-505,895	$-99,518
Net changes to reconcile net income(loss) to net cash provided (used) by operating activities:
Unrealized gain (loss) on open contracts	31,542	98,081
Interest receivable	-329	21
Incentive fees payable	0	0
General partner fees payable	-4,199	-5,110
Redemption Payable	1,207	0
Management fees payable	-1,922	-1,393
Accounts payable & accrued expenses	-5,168	-7,653
Net cash provided (used) in operating activities	-484,764	-15,572
Cash flows from (for) financing activities:
Cash Redemptions paid	-592,813	-734,638
Partner addition of units, net of offering costs	0	0
Net cash provided (used) by financing activities	-592,813	-734,638
Net increase (decrease) in cash and cash equivalents -1,077,577	-750,210
Cash and cash equivalents
Beginning of period	5,556,462	6,581,368
End of Period	4,478,885	5,831,158
End of period cash and cash equivalents consist of:
Cash in Banks	10,483	16,616
Cash in broker trading accounts	4,468,402	5,814,542
Cash and cash equivalents	0	0

CASH AND CASH EQUIVALENTS, at end of period	$4,478,885	$5,831,158

The accompanying notes are an integral part of these statements.

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Notes to the Financial Statements

SEPTEMBER 30, 2016

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

The table below demonstrates the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and September 30, 2015:

	Level 1	Level 2	Level 3
Assets at September 30, 2016:
Open positions in futures and option contracts	$126,043	—	—
Total assets at fair value	$126,043	$0	$0

	Level 1	Level 2	Level 3
Assets at September 30, 2015:
Open positions in futures and option contracts	$218,276	—	—
Total assets at fair value	$218,276	$0	$0

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

The Partnership earns interest on 78% of the Partnership’s average monthly cash balance on deposit with its clearing brokers at a rate equal to the average 91-day Treasury Bill rate during that month.

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

See below for such disclosures.

Fair Value of Derivative Instruments

		2016	2015
Speculative Instruments	Location- Statement of Financial Condition	Fair Value	Fair Value

Futures Contracts	Net unrealized gain (loss) on open contracts	$126,043	$218,276

		2016	2015
Speculative Instruments	Location- Statement of Operations	Fair Value	Fair Value

Futures Contracts	Net realized trading gains (losses)	$-89,104	$459,918
Futures Contracts	Change in unrealized gains (losses)	$-27,822	$-93,193

Asset Derivatives
Balance Sheet Location	Fair Value	# of contracts
Agricultural
Net unrealized trading gains on open contracts	74,466	45
Currencies
Net unrealized trading gains on open contracts	18,330	48
Metals
Net unrealized trading gains on open contracts	-4,722	27
Interest rates
Net unrealized trading gains on open contracts	38,918	376
Indices
Net unrealized trading gains on open contracts	-7,394	34
	119,598	530
14

Liability Derivatives
Balance Sheet Location	Fair Value	# of contracts	Net
Agricultural
Net unrealized trading gains on open contracts	53,694	58	128,160
Currencies
Net unrealized trading gains on open contracts	4,073	46	22,403
Energy
Net unrealized trading gains on open contracts	-17,195	9	-17,195
Metals
Net unrealized trading gains on open contracts	-14,575	1	-19,297
Interest rates
Net unrealized trading gains on open contracts	-10,411	26	28,507
Indices
Net unrealized trading gains on open contracts	-9,141	6	-16,535
	6,445	146	126,043

Trading Revenue for the Nine Months Ended September 30, 2016
Line Item in Income Statement

Realized	$-123,663
Change in unrealized	$-27,822
$-151,484

Trading Revenue for the Nine Months Ended September 30, 2015
Line Item in Income Statement

Realized	$430,666
Change in unrealized	$-93,193
$337,472

Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold
Nine months ended September 30, 2016
Total	$-123,663
9 month average	$-13,740

Total average of futures contracts bought and sold Nine months ended September 30, 2015
Total	$430,666
9 month average	$47,852

For the nine months ended September 30, 2016, the monthly average of futures contracts bought and sold was approximately $-13,740.

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

(8) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership’s financial performance for the nine months ended September 30, 2016 and September 30, 2015.

	September 30, 2016	September 30, 2015
	Class A	Class A

Total return before distributions*	-11.01%	-1.61%
Ratio to average net assets:
Net investment Income (loss)**	-9.14%	-9.17%
Management fees	5.49%	5.67%
Incentive fees	0%	0.00%
Other expenses	3.85%	3.52%

Total expenses**	9.34%	9.18%

*Not annualized
**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of September 30, 2016, the statements of operations for the three and nine months ended September 30, 2016 and 2015, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2016 and 2015 and the accompanying notes to the financial statements are unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2016, results of operations for the nine months ended September 30, 2016 and 2015, cash flows and changes in partners’ capital (net asset value) for the three months ended September 30, 2016 and 2015. The results of operations for the full nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Each month ended September 30, 2016 compared to each month ended September 30, 2015.

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

Class A Units were positive 1.57% in July 31, 2016 resulting in a Net Asset Value per unit of $2,182.45 as of July 31, 2016.

Class A Units were positive 3.98% in July 31, 2015 resulting in a Net Asset Value per unit of $2,400.32 as of July 31, 2015.

The Fund had profits in metals, energies, interest rates and softs. Smaller overall losses came in stock indices, grains and currencies.

The gain was about one half the gain of the S&P 500 for the month but it does illustrate the non-correlated aspect of the Fund. Although many of our investors look to the Fund for negative correlation to equity markets, a ‘hedge’ against stock market declines, the fund is actually non correlated over time and has the potential to post profits during up periods for equity markets as we see this month and last month.

Administrative note: Change of Auditors

On July 7, 2016 The Everest Fund, L.P. has dismissed its independent registered accounting firm, Donahue Associates, LLC. On August 9, 2016 they were replaced with Horwich Coleman Levin, LLC (HCL), 125 South Wacker Drive, Suite 1500, Chicago, IL 60606. Donahue Associates, LLC was the Company’s auditor for years 2009 through June 2016. HCL is a larger firm with the higher status of PCAOB (Public Company Accounting Oversight Board), which we need in order to continue our yearly and quarterly filings with the SEC. We will not incur any additional expenses in going with new firm. The decision to change accountants was recommended and approved by the board of directors.

During two most recent years and subsequent interim period before Donahue Associates, LLC were dismissed there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedures or compliance with the applicable rules of the Commission. There were no reportable events under 304 (a) (1) (v) of Regulation SK. Donahue Associates, LLC reports on the Everest Fund, L.P.’s financial statements for fiscal years 2014 and 2015, did not contain any adverse opinion, disclaimer or opinion or qualification.

Class A Units were negative 6.15% in August 31, 2016 resulting in a Net Asset Value per unit of $2,048.30 as of August 31, 2016.

Class A Units were negative 3.13% in August 31, 2015 resulting in a Net Asset Value per unit of $2,325.20 as of August 31, 2015.

Losses were sustained from choppy markets in metals, energies, currencies, softs and interest rates. The positive performance in global stock indices and grains was not enough to offset the up and down volatility in the other markets.

Everest address update

Please note that we have relocated to new offices, in the same building, from suite 143 to suites 230-232 as of September 1, 2016. Our telephones, fax and e-mails remain the same.

Our new address is as follows: Everest Asset Management, Inc. 1100 North 4th Street, Suite 232, Fairfield, IA 52556

Class A Units were negative 1.85% in September 30, 2016 resulting in a Net Asset Value per unit of $2,010.44 as of September 30, 2016.

Class A Units were positive 2.99% in September 30, 2015 resulting in a Net Asset Value per unit of $2,394.78 as of September 30, 2015.

In another month of non-trending markets, the Fund had gains in meats and softs but larger overall losses in energies, grains, interest rates, currencies and metals.

It remains to be seen how the anticipation for the US Elections next month will affect price trends. We have confidence that EMC will bring professionalism and discipline to the next two months.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10K of the Partnership dated December 31, 2015.

Item 4.	Controls and Procedures

As of September 30, 2016 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s period filings with the Securities and Exchange Commission. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 1A.	Risk Factors

There has been no material change with respect to risk factors since the “Risk Factors” were disclosed in the Form 10K of the Partnership dated December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES A UNITS

	Three months	Three months
	ended September 30, 2016	ended September 30, 2015
Units Sold	0	0
Value of Units Sold	$0	$0

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
22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

EVEREST FUND, L.P.

Date: November 14, 2016	By:	Everest Asset Management, Inc.,
its General Partner

	By:	/s/ Peter Lamoureux
Peter Lamoureux
President
23