Form 10-K
period 2016-12-31
EVEREST FUND L P
filed 2017-03-31
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2016	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter: $ 3,957,148.

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

The address of the General Partner and the Partnership is 1100 North 4th Street, Suite 232, Fairfield, Iowa 52556, and the telephone number at such location is (641) 472-5500. The General Partner changed its name as of March 1, 1994 and amended its Certificate of Incorporation, with no other changes, accordingly. In accordance with the provisions of the Commodity Exchange Act and the rules of the National Futures Association (NFA), the General Partner is registered as a commodity pool operator and a commodity trading advisor, EMC Capital Advisors, LLC (EMC) is registered as a commodity trading advisor and the Commodity Broker is registered as a futures commission merchant, each subject to regulation by the Commodity Futures Trading Commission (CFTC). Each is also a member of the NFA in such capacity.

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

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership’s size, it is estimated that the periodic operating expenses will be approximately $95,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership’s operating expenses for the years 2015-2016 can be found in the table in Item 6 below.

As of December 31, 2016, the General Partner had two full-time employees and one part-time employee. Further, the General Partner, in its capacity as a CFTC regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to outside service providers.

The Partnership’s business constitutes only one segment for financial reporting purposes; and the purpose of the Partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership’s business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership’s business, as of December 31, 2016 is set forth under Items 6 and 7 herein.

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

Competition

EMC and any other advisor(s) of the Partnership, it’s or their respective principals, affiliates and employees are free to trade for their own accounts and to manage other commodity accounts during the term of the Advisory Agreement and to use the same information and trading strategy which EMC obtains, produces or utilizes in the performance of services for the Partnership through its investment in Everest. To the extent that EMC recommends similar or identical trades to the Partnership and other accounts which it manages, the Partnership may compete with those accounts for the execution of the same or similar trades.

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

The address of the General Partner and the Partnership is 1100 North 4th Street, Suite 232, Fairfield, Iowa 52556, and the telephone number at such location is (641) 472-5500.

Item 3. Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 4. None - Removed and reserved by SEC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) There is no established public market for the Units and none is expected to develop.

(b) As of December 31, 2016, there were 2,211.96 Class A Units held by Limited Partners. A total of 0 Class A units were purchased by Limited Partners during 2016. A total of 279.858 Units were redeemed by Class A Limited Partners during 2016.

RECENT SALES OF UNREGISTERED SECURITIES IN 2016 A UNITS

2016	1st quarter	2nd quarter	3rd quarter	4th quarter
Units Sold	0	0	0	0
Value of Units Sold	$0.00	$0.00	$0.00	$0.00

RECENT SALES OF UNREGISTERED SECURITIES IN 2015 A UNITS

2015	1st quarter	2nd quarter	3rd quarter	4th quarter
Units Sold	0	0	0	0
Value of Units Sold	$0.00	$0.00	$0.00	$0.00

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

Item 6. Selected Financial Data

	2012	2013	2014	2015	2016
	(In thousands, except amounts per Unit)
1. Net trading Gain/loss	-3,249	-340	1,500	123	-548
2. Interest and other income	34	4	1	1	9
3. Expenses	992	653	500	562	465
4. Net Income	-4,207	-989	1,001	-438	-1,003
5. Income (Loss)
Per Unit: A Shares	-1,150.01	-322.05	357.75	-175.81	-453.86
6. Total Assets	9,296	6,876	6,898	5,714	4,078
7. Long Term Obligations	0	0	0	0	0
8. Cash Dividend per Unit	0	0	0	0	0
9. Total partners’ capital	8,637	6,332	6,810	5,629	3.957
10. Increase/decrease in NA	-6,387	-2,305	478	-1,181	-1,672

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

For the year ended December 31, 2016, Limited Partners redeemed a total of 279.85 Class A Units for $668,205. During 2016, investors purchased 0 Class A Units.

The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions.

See Footnote 4 of the 2016 Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of the Partnership reviews on a daily basis reports of the performance of the Partnership, including monitoring the daily net asset value of the Partnership. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General Partner with assurance that the Partnership, will not suffer trading losses through the Commodity Broker.

Results of Operations

Calendar Year 2016

At December 31, 2016 the Partnership had approximately $4.078 million in Class A assets, all of which have been allocated to EMC Capital Advisors, LLC(EMC).

The Partnership recorded a loss of $1,003,911 or $453.86 per Class A unit, for the year 2016. That represents a loss of 20.81% for the year.

The Partnership continued to employ advisor EMC Capital Advisors, LLC’s (EMC) Classic Program through December 31, 2016.

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

Administrative note: Change of Auditors

On July 7, 2016 The Everest Fund, L.P. has dismissed its independent registered accounting firm, Donahue Associates, LLC. On August 9, 2016 they were replaced with Horwich Coleman Levin, LLC (HCL), 125 South Wacker Drive, Suite 1500, Chicago, IL 60606. Donahue Associates, LLC was the Company’s auditor for years 2009 through June 2016. On February 1, 2017 HCL merged with WIPFLI, LLP., which is registered firm with PCAOB (Public Company Accounting Oversight Board), and will continue our yearly and quarterly filings with the SEC. We will not incur any additional expenses in going with new firm. The decision to change accountants was recommended and approved by the board of directors.

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

Everest address update

Everest relocated to new offices, in the same building, from suite 143 to suites 230-232 as of September 1, 2016. Our telephones, fax and e-mails remain the same.

The new address is as follows: Everest Asset Management, Inc. 1100 North 4th Street, Suite 232, Fairfield, IA 52556

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

Class A Units were a negative 6.08% in October 2016 resulting in a Net Asset Value of $1,888.21 as of October 31, 2016. The only positive sector for the Fund in October was energies. That meant losses in all other sectors: interest rates; energies; metals; and grains. The performance was characterized by another month of abrupt price reversals. Every time it looked like a trend was developing, another political event changed the sentiment and reversed the trend.

Class A Units were a negative 3.41% in November 2016 resulting in a Net Asset Value of $1,823.83 as of November 30, 2016. Despite a substantial gain in metals, the Fund had overall larger losses in currencies, stock indices, interest rates and to a small extent, energies. Most of the month the markets were reacting to both pre-election jitters and post-election concerns.

Class A Units were a negative 1.91% in December 2016 resulting in a Net Asset Value of $1,788.98 as of December 31, 2016. Despite gains in stock indices, energies, currencies and softs, the Fund had larger losses from metals and grains. The Fund was positive for most of December, but profit taking in the last few trading days turned in a negative end to the month and year.

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

The Fund remained in positive territory for the year. The same markets that have provided profitable trading opportunities for the last 10 months are seeking direction. In the last two months the Fund has been up as these markets continued trending only to give back the gains at the end of the months as the trends reverse. In my opinion, EMC has done a good job identifying the trends and protecting against losses from the reversals.

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

The Trading Value at Risk in Different Market Sectors of the Partnership

The following table indicates the trading Value at Risk associated with the open positions of the Partnership by market category as of December 31, 2016. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2016, the total capitalization of the Partnership was approximately $3,957,148 all in Class A Shares.

December 31, 2016

Market Sector	Value at Risk	% of Total Capitalization

Commodities	$55,975.34	1.41%
Energies	$31,860.36	0.81%
Financial Stock Indices	$131,968.15	3.33%
Interest Rates	$171,746.96	4.34%
Metals	$166,971.4	4.22%
Currencies	$44,945.87	1.14%
Total	$603,467.72	15.25%

As of December 31, 2015, the total capitalization of the Partnership was approximately $5,629,265, all in Class A Shares.

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization

Commodities	$166,934.68	2.97%
Energies	$74,639.22	1.33%
Financial Stock Indices	$153,779.41	2.73%
Interest Rates	$244,290.22	4.34%
Metals	$221,900.01	3.94%
Currencies	$263,091.50	4.67%
Total	$1,124,635.04	19.98%
27

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

The Partnership holds a portion of its assets in cash on deposit with RJO trading account(“RJO”) and substantial remainder on deposit with RJO Cash account. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at the 91-day Treasury bill rate. As of December 31, 2016, the Partnership had approximately $3.949 million in cash on deposit with RJO accounts.

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

The following were the primary trading risk exposures of the Partnership as of December 31,2016, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2016.

Foreign Currency Balances. The primary foreign currency balances of the Partnership are in Japanese yen, Euros, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Partnership holds a portion of its assets in cash at R.J. O’Brien and Associates, LLC (RJO) trading account. 95% of these assets earn interest at the average rate paid on 91-day U.S. Treasury Bills purchased during the month. Substantially all of reminder is held at RJO in a separate cash account. At December 31, 2016 approximately 78% of the Partnership’s capital funds were deposited at the cash account at RJO. The Partnership receives 90% of the 30-day rate on 91-day U.S. Treasury bill rate.

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

THE EVEREST FUND, LIMITED PARTNERSHIP

Supplementary Summarized Quarterly Data

For the four Quarters for 2016 and 2015.

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	Class A	Class A	Class A	Class A
Net Income	$288,583	$-482,225	$-312,253	$-498,016
Increase in Net
Asset Value Per Unit	$100.76	$-211.15	$-138.28	$-221.46
Net Asset Value Per Unit	$2,359.86	$2,148.71	$2,010.44	$1,788.98
Ending Net Asset Value	$5,379,303	$4,852,225	$4,530,557	$3,957,148

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	Class A	Class A	Class A	Class A
Net Income	$62,670	$-378,394	$216,206	$-338,578
Increase in Net
Asset Value Per Unit	$22.38	$-147.86	$86.29	$-135.68
Net Asset Value Per Unit	$2,456.35	$2,308.49	$2,394.78	$2,259.10
Ending Net Asset Value	$6,579,367	$5,782,729	$5,976,052	$5,629,265

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures Evaluation of Disclosure Controls and Procedures

The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including its principal executive Officer, Peter Lamoureux, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2016, the General Partner’s principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective.

Changes In Internal Control Over Financial Reporting

There was no change in the Partnership’s internal control Over financial reporting in the 12 months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2016, the Partnership’s internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

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

Item 9 B. Other Information.

None

Part III

Item 10. Director and Executive Officer of the Registrant.

The General Partner, Everest Asset Management, Inc., is the sole General Partner and commodity pool operator of the Partnership. It is a Delaware corporation incorporated in 1987, is and has been registered with the CFTC as a commodity pool operator since July 1, 1988 and is and has been a member of the National Futures Association since that date. Its address is 1100 North 4th Street, Suite 232, Fairfield, Iowa 52556 and its telephone number at such location is (641) 472-5500.

The officer and director of the General Partner as of December 31, 2016 is listed below:

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

Code of Ethics

The General Partner has adopted a code of ethics for its chief executive officer and persons performing similar functions. A copy of the General Partner’s code of ethics may be obtained at no charge by written request to Everest Asset Management, Inc., 1100 North 4th Street, Suite 232, Fairfield, Iowa 52556 or by calling 641-472-5500.

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

Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters.

(a) As of December 31, 2016 there were four partners known to the Partnership to own beneficially more than 5% of the outstanding Units:

Alan L Schoolcraft 34.03%

RBRF Limited Partnership 11.70%

Ruth Davis 8.83%

The Kate H Murphy Revocable Trust 5.00%

(b) As of December 31, 2016, management ownership was: by Peter Lamoureux with 77.353 class A units. This represents 3.5% of class A units of the Partnership.

(c) As of December 31, 2016, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions.

(a) None other than the compensation arrangements described herein.

(b) None.

(c) None.

The Partnership filed Registration Statements on Form S-18 and Form 10, therefore this information is not required to be included.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the year ended December 31, 2016 the aggregate fee billed by Wipfli,LLP Independent Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

For the year ended December 31, 2015 the aggregate fee billed by Donahue Associates, LLC, Independent Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

Audit Related Fees

None.

Tax Fees

The audit committee pre-approved all fees for the Everest Partnership, L.P. for fiscal year 2016 and 2015.

For the year ended December 31, 2016, the aggregate fees billed by Wipfli,LLP for federal and state tax return preparation totaled $7,000.

For the year ended December 31, 2015, the aggregate fees billed by Donahue Associates, LLC for federal and state tax return preparation totaled $7,000.

All Other Fees

None.

Part IV

Item 15. Exhibits, Financial Statement, Schedules.

(a) The following documents are included herein:

(1) Financial Statements:

a. Report of Independent Registered Public Accounting Firm:

Wipfli,LLP for 2016

Donahue Associates, LLC for 2015

b. Statements of Financial Condition, December 31, 2016 and 2015.

c. Statements of Operations, Years Ended December 31, 2016 and 2015.

d. Statements of Changes in Partners’ Capital, Years Ended December 31, 2016 and 2015.

e. Statements of Cash Flows, Years Ended December 31, 2016 and 2015.

f. Schedule of Investments, December 31, 2016

g. Schedule of Investments, December 31, 2015

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

Date: March 31, 2017

The Everest Fund, L.P.
By: Everest Asset Management, Inc.
(General Partner)
By: /s/ Peter Lamoureux
Peter Lamoureux, President
Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 31, 2017

By: /s/ Peter Lamoureux
Peter Lamoureux, President,
Secretary, Treasurer, and Director
37

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

FINANCIAL REPORT

For the Years Ending

December 31, 2016 and December 31, 2015

The Everest Fund, L.P.

The Everest Fund, L.P

AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the best of my knowledge and belief, information contained in the attached financial statements for the years ended December 31, 2016 and December 31, 2015 is accurate and complete.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2016, the Partnership’s internal control over financial reporting is effective.

There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

The Everest Fund, LP

We have audited the accompanying statement of financial condition, including the condensed schedule of investments, of The Everest Fund, L.P. as of December 31, 2016, and the related statements of operations, changes in partners’ capital and cash flows for the year in the period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Everest Fund, L.P. as of December 31, 2016, and the results of its operations and its cash flows for the year in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States.

Wipfli LLP

March 29, 2017
Chicago, IL 60606

3

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

Donahue Associates LLC

Monmouth Beach, New Jersey

March 14, 2016

4

The Everest Fund

Statements of Financial Condition

As of December 31, 2016 and December 31, 2015

	2016	2015
ASSETS

Equity in broker trading accounts:
Cash and investments in marketable securities	$18,714	$13,442
Cash in broker trading accounts	3,949,229	5,543,019
Net unrealized gain (loss) on open contracts	109,089	157,585
Total cash & equity in broker trading accounts	$4,077,032	$5,714,046

Other assets:
Interest receivable	1,171	461

Total Assets	$4,078,203	$5,714,507

LIABILITIES

Management fees payable	$6,700	$9,501
General partner fees payable	18,426	24,935
Redemptions payable	55,511	8,209
Accounts payable & accrued expenses	40,418	42,598
Total Liabilities	$121,055	$85,243

PARTNERS’ CAPITAL

Limited partners, Class A shares: 2,211.96 and 2,491.81 units outstanding	3,957,148	5,629,264

Total Liabilities & Partners’ Capital	$4,078,203	$5,714,507

The accompanying notes are an integral part of these financial statements.
5

The Everest Fund, L.P.

Statements of Operations

For the Years Ended December 31, 2016 and 2015

	2016	2015
Trading gains (losses):
Net realized trading gains (losses)	$(467,104)	$303,901
Change in unrealized gains (losses)	(51,507)	(153,576)
Brokerage commissions & fees	(29,683)	(26,970)
Net gain (loss) from trading	$(548,294)	$123,355

Net investment income:
Income:
Interest income	$9,833	$1,113
Total income	$9,833	1,113

Expenses:
Management fees- general partner	$270,314	$348,459
Management fees- advisors	98,490	124,621
Advisor incentive fees	0	0
Professional fees	90,328	80,419
Administrative expenses	6,318	9,066
Total administrative expenses	465,450	562,565

Net investment income (loss)	(455,617)	(561,452)

Net income (loss)	$(1,003,911)	$(438,097)

Net income (loss) per unit of partner interest	$(453.86)	$(175.81)

The accompanying notes are an integral part of these financial statements.
6

The Everest Fund, L.P.

Statement of Changes in Partners’ Capital

For the Years Ended December 31, 2016 and December 31, 2015

	Partners’	Units	Net Asset
	Equity	Outstanding	Value Per Unit

Partners’ equity at December 31, 2014	$6,810,207	2,797.98	$2,433.97

Additions	0.00	0.00

Redemptions	(742,846)	(306.17)

Offering costs	0.00

Net loss	(438,097)

Partners’ equity at December 31, 2015	$5,629,264	2,491.81	$2,259.11

Additions	0.00	0.00

Redemptions	(668,205)	(279.85)

Offering costs	0.00

Net loss	(1,003,911)

Partners’ equity at December 31, 2016	$3,957,148	2,211.96	$1,788.98

The accompanying notes are an integral part of these financial statements.
7

The Everest Fund, L.P.

Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash flows from (for) operating activities
Net loss	$(1,003,911)	$(438,097)
Net changes to reconcile net loss to net cash (used) by operating activities:
Unrealized gain (loss) on open contracts	48,496	158,773
Interest receivable	(710)	(365)
General partner fees payable	(6,509)	(5,705)
Redemptions payable	47,302	8,209
Management fees payable	(2,801)	(1,868)
Accounts payable & accrued expenses	(2,180)	(3,006)
Net cash (used) by operating activities	$(920,313)	$(282,059)

Cash flows from (for) financing activities:
Partner additions, net of offering costs	$0	$0
Redemptions paid	(668,205)	(742,846)
Net cash (used) by financing activities	(668,205)	(742,846)

Net change in cash & cash equivalent position	$(1,588,518)	$(1,024,905)

Cash & investments in marketable securities at January 1st	5,556,461	6,581,366

Cash & investments in marketable securities at December 31st	$3,967,943	$5,556,461

Cash & investment in marketable securities consist of:

Cash at banks	$18,714	$13,442
Cash in broker trading accounts	3,949,229	5,543,019
Total cash & marketable securities	$3,967,943	$5,556,461

The accompanying notes are an integral part of these financial statements.
8

The Everest Fund, L.P.

Condensed Schedule of Investments

As of December 31, 2016

				Unrealized
		Number	Percent of	Gain (Loss)
	Expiration	of	Partners’	on Open
	Date	Contracts	Capital	Contracts

Long U.S. Futures Contracts
Interest rates	Mar 17–Mar 18	130	0.15%	$5,868
Metals	Mar 17	23	-0.93%	(36,953)
Energy	Feb 17-Mar 17	13	0.46%	18,357
Agriculture	Feb 17-Mar17	41	-0.40%	(15,821)
Currencies	Mar 17	2	-0.13%	(5,190)
Indices	Mar 17	50	1.64%	64,758

Total Long Futures Contracts			0.78%	$31,019

Forward Positions
Currencies			0.00%	0

Total Long Positions			0.78%	$31,019

Short U.S. Futures Contracts
Interest Rates	Mar 17-Dec 17	101	-0.08%	$(3,256)
Metals	Mar 17	17	0.95%	37,786

Agriculture	Mar 17	31	0.77%	30,423
Currencies	Mar 17-Sep 18	73	0.48%	18,818
Indices	Jan 17	2	-0.14%	(5,701)
Total Short Futures Contracts			1.97%	$78,070

Forward Positions
Currencies			0.00%	0

Total Short Positions			1.97%	$78,070

Total Contracts			2.76%	$109,089

 The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Condensed Schedule of Investments

As of December 31, 2015

				Unrealized
		Number	Percent of	Gain (Loss)
	Expiration	of	Partners’	on Open
	Date	Contracts	Capital	Contracts

Long U.S. Futures Contracts
Interest rates	Mar 16–Mar 17	100	-0.77%	$(43,148)
Metals	Mar 16	7	0.05%	2,863
Agriculture	Mar 16	39	-0.19%	(10,842)
Currencies	Mar 16	8	0.14%	8,100
Indices	Mar 16	100	-0.02%	(1,333)
Total Long Futures Contracts			-0.79%	$(44,360)

Forward Positions
Currencies			0.00%	0

Total Long Positions			-0.79%	$(44,360)

Short U.S. Futures Contracts
Interest Rates	Mar 16-Dec 16	289	-0.33%	$(18,847)
Metals	Mar 16-Apr 16	30	0.25%	14,202
Energy	Feb 16-Mar 16	22	0.80%	45,036
Agriculture	Feb 16-Mar 16	89	1.00%	56,446
Currencies	Mar 16-Sep 17	160	1.98%	111,628
Indices	Jan 16-Mar 16	11	-0.12%	(6,519)
Total Short Futures Contracts			3.59%	$201,945

Forward Positions
Currencies			0.00%	0

Total Short Positions			3.59%	$201,945

Total Contracts			2.80%	$157,585

 The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Notes to the Financial Statements

For the Years Ended December 31, 2016 and December 31, 2015

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States as detailed in the Financial Accounting Standards Board’s Accounting Standards Codification (ASC). The Partnership is an investment company and follows the accounting and reporting guidance in ASC Topic 946.

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

Note 3, continued

The table below demonstrates the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015:

Fair Value Measurement of Assets

	Level 1	Level 2	Level 3
Assets at December 31, 2016:

Open positions in futures and forward contracts	$109,089	$0	$0

Total assets at fair value	$109,089	$0	$0

	Level 1	Level 2	Level 3
Assets at December 31, 2015:

Open positions in futures and forward contracts	$157,585	$0	$0

Total assets at fair value	$157,585	$0	$0

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

	Fair Value of Derivative Instruments
		2016	2015
Speculative Instruments	Location- Statement of Financial Condition	Fair Value	Fair Value

Futures Contracts	Net unrealized gain (loss) on open contracts	$109,089	$157,585

		2016	2015
Speculative Instruments	Location- Statement of Operations	Fair Value	Fair Value

Futures Contracts	Net realized trading gains (losses)	$(467,104)	$303,901
Futures Contracts	Change in unrealized gains (losses)	$(51,507)	$(153,576)

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

Note 4, continued

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

Note 6, continued

The Partnership earns interest on 95% of the Partnership’s average monthly cash balance on deposit with R.J. O’Brien at a rate equal to the average 91-day Treasury Bill rate for US Treasury Bills issued during that month.

The Partnership has funds deposited at a separate cash account at R.J. O’Brien. At December 31, 2016 approximately 78% of the Partnership’s capital funds were deposited at the cash account at RJO. The Partnership receives 90% of the 30-day rate on 91-day U.S. Treasury bill rate.

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

The limited partners bear the risk of loss only to the extent of the net asset value of their Partnership units.

8. Financial Highlights

The following financial highlights show the Partnership’s financial performance for the years ended December 31, 2016 and December 31, 2015.

	2016	2015
	Class A	Class A

Total return before distributions	-20.81%	-7.18%

Ratio to average net assets:
Management fees	5.49%	5.61%
Incentive fees	0.00%	0.00%
Other expenses	3.97%	3.45%
Total expenses	9.46%	9.06%

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

10. Subsequent Events

The Partnership has made a review of material subsequent events from December 31, 2016 through the date of this report and found no material subsequent events reportable during this period.

