Form 10-Q
period 2017-03-31
EVEREST FUND L P
filed 2017-05-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

For the quarterly period	Commission File Number
ended March 31, 2017	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

2

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Following are Financial Statements for the three months ended March 31, 2017

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

March 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016 (AUDITED)

	UNAUDITED	AUDITED
	March 31, 2017	DECEMBER 31, 2016
ASSETS

Equity in broker trading accounts:
Cash and investments in marketable securities	$18,252	$18,714
Cash in broker trading accounts	3,797,793	3,949,229
Net unrealized trading gains (losses) on open contracts	15,631	109,089
	3,831,676	4,077,032
Other Assets

Investments in marketable securities
Interest receivable	1,738	1,171
TOTAL ASSETS	$3,833,414	$4,078,203

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Management fee payable	$6,294	$6,699
General partner fees payable	17,442	18,426
Redemptions payable	0	55,511
Incentive fee payable
Accounts payable & accrued expenses	39,733	40,418
TOTAL LIABILITIES	63,469	121,054
PARTNERS’ CAPITAL (Net Assets)	3,833,414	4,078,203
Limited partners, A Shares (2,211.95716 and 2,211.95716 units outstanding)

TOTAL PARTNERS’ CAPITAL	3,769,945	3,957,148
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$3,769,945	$3,957,148

The accompanying notes are an integral part of this statement.

3

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2017

UNAUDITED

	EXPIRATION	NUMBER OF	MARKET	% OF PARTNERS’
	DATES	CONTRACTS	VALUE (OTE)	CAPITAL
LONG POSITIONS:
FUTURES POSITION
Interest rates	Jun 17- Jun 18	70	$2,888	0.08%
Metals	May 17- Jun 17	21	-17,363	-0.46%
Agriculture	May 17- Jun 17	22	-8,501	-0.23%
Currencies	Jun 17	14	3,769	0.10%
Indices	Apr 17-Jun 17	51	30,687	0.81%
			11,480	0.30%
Total long positions			11,480	0.30%

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	Jul 17- Jun 18	148	-35,808	-0.95%
Energy	May 17- Jun 17	2	-4,257	-0.11%
Agriculture	May 17- Jul 17	62	49,547	1.31%
Currencies	Jun 17- Dec 18	46	-5,331	-0.14%
			4,151	0.11%
Total short positions			4,151	0.11%
TOTAL OPEN CONTRACTS			15,631	0.41%

The accompanying notes are an integral part of these financial statements.
4

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2016

AUDITED

				UNREALIZED GAIN
	EXPIRATION	NUMBER OF	% OF PARTNERS’	(LOSS) ON
	DATES	CONTRACT	CAPITAL	OPEN CONTRACTS
Long U.S. Futures Contracts
Interest rates	Mar 17-Mar 18	130	0.15%	$5,868
Metals	Mar 17	23	-0.93%	(36,953)
Energy	Feb 17-Mar 17	13	0.46%	18,357
Agriculture	Feb 17-Mar17	41	-0.40%	(15,821)
Currencies	Mar 17	2	-0.13%	(5,190)
Indices	Mar 17	50	1.64%	64,758
Total Long Futures Contracts			0.78%	$31,019

Forward Positions
Currencies			0.00%	0.00

Total Long Positions			0.78%	$31,019

Short U.S. Futures Contracts
Interest Rates	Mar 17-Dec 17	101	-0.08%	$(3,256)
Metals	Mar 17	17	0.95%	37,786

Agriculture	Mar 17	31	0.77%	30,423
Currencies	Mar 17-Sep 18	73	0.48%	18,818
Indices	Jan 17	2	-0.14%	(5,701)
Total Short Futures Contracts			1.97%	$78,070

Forward Positions
Currencies			0.00%	0.00

Total Short Positions			1.97%	$78,070

Total Contracts			2.76%	$109,089

The accompanying notes are an integral part of these financial statements.
5

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2017 AND 2016

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2017	March 31, 2016
TRADING INCOME (LOSS)
Net realized trading gain (loss)	$6,853	$581,075
Change in net unrealized trading gain (loss)	-90,081	-157,582
Brokerage Commissions	-7,411	-7,842
NET TRADING INCOME (LOSS)	-90,638	415,651

Interest income, net of cash management fees	4,324	2,857
TOTAL INCOME	-86,314	418,509

EXPENSES:
General partner management fees	52,074	80,372
Advisor Management fees	19,549	29,935
Incentive fees	0	0
Professional fees	27,826	18,019
Administrative expenses	1,441	1,600
TOTAL EXPENSES	100,889	129,926
NET INCOME	$-187,203	$288,583

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$-84.63	$126.60

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED March 31, 2017

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL
BALANCES, January 1, 2016	$2,211.957	$3,957,148	$3,957,148
Additional Units Sold	0	0	0
Redemptions	0	0	0
Less Offering Costs	—	0	0
Net profit (Loss)	—	-187,203	-187,203
BALANCES, MARCH 31, 2017	$2,211.957	$3,769,945	$3,769,945

Net asset value per unit January 1, 2017	$1,788.98
Net profit (loss) per unit	-84.63
Net asset value per unit March 31, 2017	$1,704.35

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

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2017 AND 2016

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$-187,203	$288,583
Net changes to reconcile net income (loss) to net cash provided (used) by operating activities:
Unrealized gain (loss) on open contracts	93,458	166,861
Interest receivable	-567	-518
Incentive fees payable	0	0
General partner fees payable	-984	1,709
Redemption Payable	-55,511	60,482
Management fees payable	-405	-406
Accounts payable & accrued expenses	-686	5,575
Net cash provided (used) in operating activities	-151,898	522,286
Cash flows from (for) financing activities:
Cash Redemptions paid	0	-538,544
Partner addition of units, net of offering costs	0	0
Net cash provided (used) by financing activities	0	-538,544
Net increase (decrease) in cash and cash equivalents	-151,898	-16,259
Cash and cash equivalents
Beginning of period	3,967,943	5,556,462
End of Period	3,816,045	5,540,203
End of period cash and cash equivalents consist of:
Cash in Banks	18,252	21,336
Cash in broker trading accounts	3,797,793	5,518,867
CASH AND CASH EQUIVALENTS, at end of period	3,816,045	$5,540,203

The accompanying notes are an integral part of these statements.

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Notes to the Financial Statements

March 31, 2017

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

The table below demonstrates the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and March 31, 2016:

	Level 1	Level 2	Level 3
Assets at March 31, 2017:

Open positions in futures and option contracts	$15,631

Total assets at fair value	$15,631	$0	$0

	Level 1	Level 2	Level 3
Assets at March 31, 2016:

Open positions in futures and option contracts	$-9,276

Total assets at fair value	$-9,276	$0	$0

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

See below for such disclosures.

Fair Value of Derivative Instruments

	Location- Statement of Financial	2017	2016
Speculative Instruments	Condition	Fair Value	Fair Value
Futures Contracts	Net unrealized gain (loss) on open contracts	$15,631	$-9,276

		2017	2016
Speculative Instruments	Location- Statement of Operations	Fair Value	Fair Value
Futures Contracts	Net realized trading gains(losses)	$-557	$573,233
Futures Contracts	Change in unrealized gains(losses)	$-90,081	$-157,582

Asset Derivatives

Balance Sheet Location	Fair Value	# of contracts

Agricultural
Net unrealized trading gains on open contracts	-8,501	22
Currencies
Net unrealized trading gains on open contracts	3,769	14
Metals
Net unrealized trading gains on open contracts	-17,363	21
Interest rates
Net unrealized trading gains on open contracts	2,888	70
Indices
Net unrealized trading gains on open contracts	30,687	51
	11,480	178
14

Liability Derivatives

Balance Sheet Location	Fair Value	# of contracts	Net

Agricultural
Net unrealized trading gains on open contracts	49,547	62	41,046
Currencies
Net unrealized trading gains on open contracts	-5,331	46	-1,562
Energy
Net unrealized trading gains on open contracts	-4,257	2	-4,257
Metals
Net unrealized trading gains on open contracts	0.00	0	-17,363
Interest rates
Net unrealized trading gains on open contracts	-35,808	148	-32,920
Indices
Net unrealized trading gains on open contracts	0.00	0	30,687
	4,151	258	15,631

Trading Revenue for the Three Months Ended March 31, 2017

Line Item in Income Statement

Realized	$-557
Change in unrealized	$-90,081
$-90,638

Includes net foreign currency translation gain (loss)

Trading Revenue for the Three Months Ended March 31, 2016

Realized	$573,233
Change in unrealized	$-157,582
$415,651

Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold

Three months ended March 31, 2017

Total	$-557
3 month average	$-186

Total average of futures contracts bought and sold

Three months ended March 31, 2016

Total	$573,233
3 month average	$191,078

For the three months ended March 31, 2017, the monthly average of futures contracts bought and sold was approximately $-186.

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

(8) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership’s financial performance for the three months ended March 31, 2017 and March 31, 2016.

	March 31, 2017	March 31, 2016
	Class A	Class A
Total return before distributions*	-4.73%	4.46%
Ratio to average net assets:
Net investment Income (loss)**	-9.86%	-8.83%
Management fees	5.32%	5.59%
Incentive fees	0.00%	0.00%
Other expenses	4.99%	3.44%
Total expenses**	10.30%	9.03%

*Not annualized

**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of March 31, 2017, the statements of operations for the three months ended March 31, 2017 and 2016, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2017 and 2016 and the accompanying notes to the financial statements are unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2017, results of operations for the three months ended March 31, 2017 and 2016, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2017 and 2016. The results of operations for the full three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Each months ended March 31, 2017 compared to each months ended March 31, 2016.

Class A Units were negative 1.64% in January 2017 resulting in a Net Asset Value per unit of $1,759.68 as of January 31, 2017.

Class A Units were positive 8.23% in January 2016 resulting in a Net Asset Value per unit of $2,445.12 as of January 31, 2016.

The month of January began with the promise of stability in the markets and turned chaotic in the days after January 20th.

The Fund had gains in stock indices and metals, but larger losses in energies, currencies, interest rates and grains as these markets had sharp reversals.

Class A Units were positive 3.98% in February 2017 resulting in a Net Asset Value per unit of $1,829.77 as of February 28, 2017.

Class A Units were positive 4.89% in February 2016 resulting in a Net Asset Value per unit of $2,564.60 as of February 29, 2016.

We had gains from international stock indices and interest rates. Smaller losses were incurred in metals, currencies and grains.

Class A Units were negative 6.85% in March 2017 resulting in a Net Asset Value per unit of $1,704.35 as of March 31, 2017.

Class A Units were negative 7.98% in March 2016 resulting in a Net Asset Value per unit of $2,359.86 as of March 31, 2016.

The Fund had gains in global stock indices but continued chaos in the US government created abrupt price reversals (and therefore losses for the Fund) in currencies, interest rates, metals and energies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10K of the Partnership dated December 31, 2016.

Item 4. Controls and Procedures

As of March 31, 2017 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s period filings with the Securities and Exchange Commission. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 1A. Risk Factors

There has been no material change with respect to risk factors since the “Risk Factors” were disclosed in the Form 10K of the Partnership dated December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES A UNITS

	Three months	Three months
	ended March 31, 2017	ended March 31, 2016
Units Sold	0	0
Value of Units Sold	$0	$0

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

EVEREST FUND, L.P.

Date: May 15, 2017	By:	Everest Asset Management, Inc.,
its General Partner

	By:	/s/ Peter Lamoureux
Peter Lamoureux
President
21