Form 10-Q
period 2017-06-30
EVEREST FUND L P
filed 2017-08-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

For the quarterly period	Commission File Number
ended June 30, 2017	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐
Small Reporting Company Filer ☒	Emerging growth company ☐

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

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

June 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016 (AUDITED)

	UNAUDITED	AUDITED
	June 30, 2017	DECEMBER 31, 2016
ASSETS
Equity in broker trading accounts:
Cash and investments in marketable securities	$15,860	$18,714
Cash in broker trading accounts	3,688,624	3,949,229
Net unrealized trading gains (losses) on open contracts	(56,348)	109,089
	3,648,136	4,077,032
Other Assets
Investments in marketable securities
Interest receivable	2,041	1,171
TOTAL ASSETS	$3,650,177	$4,078,203

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Management fee payable	$5,985	$6,699
General partner fees payable	16,198	18,426
Redemptions payable	27,553	55,511
Incentive fee payable
Accounts payable & accrued expenses	42,730	40,418
TOTAL LIABILITIES	92,466	121,054
PARTNERS’ CAPITAL (Net Assets)	3,557,711	3,957,148
Limited partners, A Shares (2,185.58181 and 2,211.95716 units outstanding)

TOTAL PARTNERS’ CAPITAL	3,557,711	3,957,148
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$3,650,177	$4,078,202

The accompanying notes are an integral part of this statement.

3

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

June 30, 2017
UNAUDITED

	EXPIRATION	NUMBER OF	MARKET	% OF PARTNERS’
	DATES	CONTRACTS	VALUE (OTE)	CAPITAL
LONG POSITIONS:
FUTURES POSITIONS
Interest rates	Sep 17	90	$-25,162	-0.71%
Metals	Sep 17	9	-9,103	-0.26%
Agriculture	Aug 17 - Dec 17	21	10,670	0.30%
Currencies	Sep 17	73	35,708	1.00%
Indices	Jul 17 - Sep 17	43	-72,739	-2.04%
			$-60,626	-1.70%
Total long positions			$-60,626	-1.70%

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	Sep 17 - Sep 18	133	$23,805	0.67%
Metals	Aug 17 - Oct 17	9	-9,022	-0.25%
Energy	Aug 17 - Sep 17	14	-16,634	-0.47%
Agriculture	Aug 17 - Dec 17	65	1,864	0.05%
Currencies	Sep 17 - Mar 19	7	1,094	0.03%
Indices	Sep 17	3	3,171	0.09%
			4,278	0.12%
Total short positions			4,278	0.12%

TOTAL OPEN CONTRACTS			$-56,348	-1.58%

The accompanying notes are an integral part of these financial statements.

4

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2016
AUDITED

	EXPIRATION DATES	NUMBER OF CONTRACT	% OF PARTNERS’ CAPITAL	UNREALIZED GAIN (LOSS) ON OPEN CONTRACTS
Long U.S. Futures Contracts
Interest rates	Mar 17 - Mar 18	130	0.15%	$5,868
Metals	Mar 17	23	-0.93%	(36,953)
Energy	Feb 17 - Mar 17	13	0.46%	18,357
Agriculture	Feb 17 - Mar 17	41	-0.40%	(15,821)
Currencies	Mar 17	2	-0.13%	(5,190)
Indices	Mar 17	50	1.64%	64,758
Total Long Futures Contracts			0.78%	$31,019

Forward Positions
Currencies			0.00%	0.00

Total Long Positions			0.78%	$31,019

Short U.S. Futures Contracts
Interest Rates	Mar 17 - Dec 17	101	-0.08%	$(3,256)
Metals	Mar 17	17	0.95%	37,786

Agriculture	Mar 17	31	0.77%	30,423
Currencies	Mar 17 - Sep 18	73	0.48%	18,818
Indices	Jan 17	2	-0.14%	(5,701)
Total Short Futures Contracts			1.97%	$78,070

Forward Positions
Currencies			0.00%	0.00

Total Short Positions			1.97%	$78,070

Total Contracts			2.76%	$109,089
The accompanying notes are an integral part of these financial statements.

5

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED June 30, 2017 AND 2016

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	June 30, 2017	June 30, 2016
TRADING INCOME (LOSS)
Net realized trading gain (loss)	$-4,974	$-543.761
Change in net unrealized trading gain (loss)	-64.812	186,737
Brokerage Commissions	-6,995	-9,366
NET TRADING INCOME (LOSS)	-76,782	-366,390

Interest income, net of cash management fees	5,659	2,074
TOTAL INCOME	-71,123	-364,316

EXPENSES:
General partner management fees	49,564	66,103
Advisor Management fees	18,603	24,394
Incentive fees	0	0
Professional fees	26,640	25,647
Administrative expenses	2,519	1,765
TOTAL EXPENSES	97,327	117,909
NET INCOME	$-168,450	$-482,225

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$-77.07	$-213.54

The accompanying notes are an integral part of these statements.

6

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

UNAUDITED

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2017	JUNE 30, 2016
TRADING INCOME (LOSS)
Net realized trading gain (loss)	$1,879	$37,314
Change in net unrealized trading gain (loss)	-154,893	29,156
Brokerage Commissions	-14,406	-17,208
NET TRADING INCOME (LOSS)	-167,420	49,262

Interest income, net of cash management fees	9,982	4,931
TOTAL INCOME	-157,438	54,193

EXPENSES:
General partner management fees	101,638	146,475
Advisor Management fees	38,152	54,329
Incentive fees	0	0
Professional fees	54,466	43,666
Administrative expenses	3,959	3,365
TOTAL EXPENSES	198,216	247,835
NET INCOME	$-355,653	$-193,643

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$-162.73	$-85.75

The accompanying notes are an integral part of these statements.

7

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED June 30, 2017

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL
BALANCES, January 1, 2016	$2,211.957	$3,957,148	$3,957,148
Additional Units Sold	0	0	0
Redemptions	-26.375	-43,784	-43,784
Less Offering Costs	—	0	0
Net profit (Loss)	—	-355,653	-355,653
BALANCES, June 30, 2016	$2,185.582	$3,557,711	$3,557,711

Net asset value per unit January 1, 2017	$1,788.98
Net profit (loss) per unit	-161.17
Net asset value per unit June 30, 2017	$1,627.81

The accompanying notes are an integral part of these statements.
8

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
9

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

UNAUDITED

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2017	JUNE 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$-355,653	$-193,643
Net changes to reconcile net income (loss) to net cash provided (used) by operating activities:
Unrealized gain (loss) on open contracts	165,436	-24,306
Interest receivable	-870	-222
Incentive fees payable	0	0
General partner fees payable	-2,228	-5,492
Redemption Payable	-27,958	-8,209
Management fees payable	-714	-1,391
Accounts payable & accrued expenses	2,312	-13,528
Net cash provided (used) in operating activities	-219,675	-246,791
Cash flows from (for) financing activities:
Cash Redemptions paid	-43,784	-583,397
Partner addition of units, net of offering costs	0	0
Net cash provided (used) by financing activities	-43,784	-583,397
Net increase (decrease) in cash and cash equivalents	-263,459	-830,188
Cash and cash equivalents
Beginning of period	3,967,943	5,556,462
End of Period	3,704,484	4,726,274
End of period cash and cash equivalents consist of:
Cash in Banks	15,860	16,278
Cash in broker trading accounts	3,688,624	4,709,998
CASH AND CASH EQUIVALENTS, at end of period	3,704,484	4,726,276

The accompanying notes are an integral part of these statements.

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Notes to the Financial Statements

June 30, 2017

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

The table below demonstrates the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and June 30, 2016:

	Level 1	Level 2	Level 3
Assets at June 30, 2017:

Open positions in futures and option contracts	$-56,348

Total assets at fair value	$-56,348	$0	$0

	Level 1	Level 2	Level 3
Assets at June 30, 2016:

Open positions in futures and option contracts	$181,891

Total assets at fair value	$181,891	$0	$0

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

See below for such disclosures.

Fair Value of Derivative Instruments

		2017	2016
Speculative Instruments	Location- Statement of Financial Condition	Fair Value	Fair Value
Futures Contracts	Net unrealized gain (loss) on open contracts	$-56,348	$181,891

		2017	2016
Speculative Instruments	Location- Statement of Operations	Fair Value	Fair Value
Futures Contracts	Net realized trading gains (losses)	$-12,527	$20,106
Futures Contracts	Change in unrealized gains (losses)	$-154,893	$29,156

Asset Derivatives

Balance Sheet Location	Fair Value	# of contracts

Agricultural
Net unrealized trading gains on open contracts	10,670	21
Currencies
Net unrealized trading gains on open contracts	35,708	73
Metals
Net unrealized trading gains on open contracts	-9,103	9
Interest rates
Net unrealized trading gains on open contracts	-25,162	90
Indices
Net unrealized trading gains on open contracts	-72,739	43
15

Liability Derivatives

Balance Sheet Location	Fair Value	# of contracts	Net
Agricultural
Net unrealized trading gains on open contracts	1,864	65	12,534
Currencies
Net unrealized trading gains on open contracts	1,094	7	36,802
Energy
Net unrealized trading gains on open contracts	-16,634	14	-16,634
Metals
Net unrealized trading gains on open contracts	-9,022	9	-18,125
Interest rates
Net unrealized trading gains on open contracts	23,805	133	-1,357
Indices
Net unrealized trading gains on open contracts	3,171	3	-69,568

Trading Revenue for the Six Months Ended June 30, 2017

Line Item in Income Statement

Realized	$-12,527
Change in unrealized	$-154,893
$-167,420

Includes net foreign currency translation gain (loss)

Trading Revenue for the Six Months Ended June 30, 2016

Line Item in Income Statement

Realized	$20,106
Change in unrealized	$29,156
$49,261

Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold

Six months ended June 30, 2017

Total	$-12,527
6 month average	$-2,088

Total average of futures contracts bought and sold

Six months ended June 30, 2016

Total	$20,106
6 month average	$3,350.96
16

For the six months ended June 30, 2017, the monthly average of futures contracts bought and sold was approximately $-2,088.

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

(8) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership’s financial performance for the six months ended June 30, 2017 and June 30, 2016.

	June 30, 2017	June 30, 2016
	Class A	Class A
Total return before distributions*	-9.01%	-4.89%
Ratio to average net assets:
Net investment Income (loss)**	-9.85%	-9.05%
Management fees	5.32%	5.46%
Incentive fees	0.00%	0.00%
Other expenses	5.05%	3.78%
Total expenses**	10.37%	9.23%

*Not annualized

**Annualized

17

Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2017, the statements of operations for the three and six months ended June 30, 2017 and 2016, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2017 and 2016 and the accompanying notes to the financial statements are unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2017, results of operations for the three months ended June 30, 2017 and 2016, cash flows and changes in partners’ capital (net asset value) for the three months ended June 30, 2017 and 2016. The results of operations for the full three months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Each month ended June 30, 2017 compared to each month ended June 30, 2016.

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

18

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

Class A Units were negative 0.31% in April 2017 resulting in a Net Asset Value per unit of $1,699.15 as of April 30, 2017.

Class A Units were negative 7.81% in April 2016 resulting in a Net Asset Value per unit of $2,175.61 as of April 30, 2016.

The Fund had gains from stock indices, meats and softs, but slightly larger losses in metals, currencies, energies, grains and interest rates where the markets remain prone to reversals rather than trending as the stock indices have.

Class A Units were positive 1.10% in May 2017 resulting in a Net Asset Value per unit of $1,717.81 as of May 31, 2017.

Class A Units were negative 3.21% in May 2016 resulting in a Net Asset Value per unit of $2,105.82 as of May 31, 2016.

Gains came from global stock indices, grains and interest rates. Smaller losses came from continued choppy markets in energies, metals and currencies.

Class A Units were negative 5.24% in June 2017 resulting in a Net Asset Value per unit of $1,627.81 as of June 30, 2017.

Class A Units were positive 2.04% in June 2016 resulting in a Net Asset Value per unit of $2,148.71 as of June 30, 2016.

Stocks and interest rates created a large loss for the Fund in the last few days of trading. Smaller gains in currencies and energies could not overcome large price swings in the last week. It was all the more disappointing as the Fund was in positive territory for most of the month.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10K of the Partnership dated December 31, 2016.

Item 4. Controls and Procedures

As of June 30, 2017 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s period filings with the Securities and Exchange Commission. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 1 A. Risk Factors

There has been no material change with respect to risk factors since the “Risk Factors” were disclosed in the Form 10K of the Partnership dated December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES A UNITS

	Three months	Three months
	ended June 30, 2017	ended June 30, 2016
Units Sold	0	0
Value of Units Sold	$0	$0

1% of the proceeds from the above sales were used to pay the Partnership’s Organization and Offering charge. The remaining 99% was invested in the Partnership.

See Part I, Statement of Changes in Partner’s Capital

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

20

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

21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

EVEREST FUND, L.P.

Date: August 14, 2017	By:	Everest Asset Management, Inc.,
its General Partner

	By:	/s/ Peter Lamoureux
Peter Lamoureux
President
22