Form 10-Q
period 2017-09-30
EVEREST FUND L P
filed 2017-11-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

For the quarterly period	Commission File Number
ended September 30, 2017	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Following are Financial Statements for the three months ended September 30, 2017

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

September 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016 (AUDITED)

	UNAUDITED	AUDITED
	September 30, 2017	DECEMBER 31, 2016
ASSETS

Equity in broker trading accounts:
Cash and investments in marketable securities	$10,189	$18,714
Cash in broker trading accounts	3,270,562	3,949,229
Net unrealized trading gains (losses) on open contracts	91,228	109,089
	3,371,979	4,077,032
Other Assets

Investments in marketable securities
Interest receivable	2,208	1,171
TOTAL ASSETS	$3,374,188	$4,078,203
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Management fee payable	$5,536	$6,699
General partner fees payable	14,821	18,426
Redemptions payable	14,490	55,511
Incentive fee payable
Accounts payable & accrued expenses	37,572	40,418
TOTAL LIABILITIES	72,418	121,054

PARTNERS’ CAPITAL (Net Assets)	3,301,770	3,957,148

Limited partners, A Shares (2,185.58181 and 2,211.95716 units outstanding)

TOTAL PARTNERS’ CAPITAL	3,301,770	3,957,148
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$3,374,188	$4,078,202

The accompanying notes are an integral part of this statement.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2017

UNAUDITED

	EXPIRATION	NUMBER OF	MARKET	% OF PARTNERS’
	DATES	CONTRACTS	VALUE (OTE)	CAPITAL
LONG POSITIONS:
FUTURES POSITIONS
Interest rates	Dec 17	62	$3,558	0.11%
Metals	Dec 17 - Jan 18	18	50,742	1.54%
Energy	Nov 17 - Dec 17	11	1,175	0.04%
Agriculture	Nov 17 - Dec 17	7	2,290	0.07%
Currencies	Dec 17	49	-23,779	-0.72%
Indices	Oct 17 - Dec 17	33	26,746	0.81%
			$60,731	1.84%
Total long positions			$60,731	1.84%

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	Dec 17 - Dec 18	179	$20,620	0.62%
Metals	Dec 17	4	9,669	0.29%
Energy	Nov 17	3	1,350	0.04%
Agriculture	Nov 17 - Mar 18	43	3,228	0.10%
Currencies	Dec 17 - Jun 19	7	2,806	0.08%
Indices	Dec 17	8	-7,176	-0.22%
			30,497	0.92%
Total short positions			30,497	0.92%
TOTAL OPEN CONTRACTS			$91,228	2.76%

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2016

AUDITED

			UNREALIZED GAIN
	EXPIRATION	NUMBER OF	% OF PARTNERS’	(LOSS) ON
	DATES	CONTRACT	CAPITAL	OPEN CONTRACTS
Long U.S. Futures Contracts
Interest rates	Mar 17-Mar 18	130	0.15%	$5,868
Metals	Mar 17	23	-0.93%	(36,953)
Energy	Feb 17-Mar 17	13	0.46%	18,357
Agriculture	Feb 17-Mar 17	41	-0.40%	(15,821)
Currencies	Mar 17	2	-0.13%	(5,190)
Indices	Mar 17	50	1.64%	64,758
Total Long Futures Contracts			0.78%	$31,019

Forward Positions
Currencies			0.00%	0.00

Total Long Positions			0.78%	$31,019

Short U.S. Futures Contracts
Interest Rates	Mar 17-Dec 17	101	-0.08%	$(3,256)
Metals	Mar 17	17	0.95%	37,786

Agriculture	Mar 17	31	0.77%	30,423
Currencies	Mar 17-Sep 18	73	0.48%	18,818
Indices	Jan 17	2	-0.14%	(5,701)
Total Short Futures Contracts			1.97%	$78,070

Forward Positions
Currencies			0.00%	0.00

Total Short Positions			1.97%	$78,070

Total Contracts			2.76%	$109,089

 The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2017 AND 2016

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	September 30, 2017	September 30, 2016
TRADING INCOME (LOSS)
Net realized trading gain (loss)	$-294,873	$-138,029
Change in net unrealized trading gain (loss)	150,339	-56,977
Brokerage Commissions	-6,867	-5,739
NET TRADING LOSS	-151,401	-200,745

Interest income, net of cash management fees	6,982	2,468
TOTAL LOSS	-144,419	-198,278

EXPENSES:
General partner management fees	46,612	66,291
Advisor Management fees	17,463	23,529
Incentive fees	0	0
Professional fees	25,342	22,509
Administrative expenses	1,626	1,646
TOTAL EXPENSES	91,043	113,975
NET LOSS	$-235,462	$-312,253

NET LOSS PER UNIT OF PARTNERSHIP INTEREST	$-108.39	$-138.56

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

UNAUDITED

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2017	SEPTEMBER 30, 2016
TRADING INCOME (LOSS)
Net realized trading gain (loss)	$-292,994	$-100,715
Change in net unrealized trading gain (loss)	-4,554	-27,822

Brokerage Commissions	-21,273	-22,948
NET TRADING INCOME (LOSS)	-318,821	-151,484

Interest income, net of cash management fees	16,964	7,399
TOTAL INCOME (LOSS)	-301,857	-144,085

EXPENSES:
General partner management fees	148,249	212,766
Advisor Management fees	55,615	77,858
Incentive fees	0	0
Professional fees	79,808	66,175
Administrative expenses	5,586	5,011
TOTAL EXPENSES	289,258	361,810
NET LOSS	$-591,115	$-505,895

NET LOSS PER UNIT OF PARTNERSHIP INTEREST	$-272.10	$-224.49

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL
BALANCES, January 1, 2017	$2,211.957	$3,957,148	$3,957,148
Additional Units Sold	0	0	0
Redemptions	-39.569	-64,264	-64,264
Less Offering Costs	—	0	0
Net income (Loss)	—	-591,115	-591,115
BALANCES, September 30, 2017	$2,172.388	$3,301,770	$3,301,770

Net asset value per unit
January 1, 2017	$1,788.98
Net income (loss) per unit	-269.10
Net asset value per unit
September 30, 2017	$1,519.88

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL
BALANCES, January 1, 2016	$2,491.815	$5,629,265	$5,629,265
Additional Units Sold	0	0	0
Redemptions	-238.299	-592,813	-592,813
Less Offering Costs	—	0	0
Net income (Loss)	—	-505,895	-505,895
BALANCES, September 30, 2016	$2,253,516	$4,530,557	$4,530,557

Net asset value per unit
January 1, 2016	$2,259.10
Net income (loss) per unit	-248.66
Net asset value per unit
September 30, 2016	$2,010.44

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

UNAUDITED

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2017	SEPTEMBER 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$-591,115	$-505,895
Net changes to reconcile net income (loss) to net cash provided (used) by operating activities:
Unrealized gain (loss) on open contracts	17,860	31,542
Interest receivable	-1,037	-329
Incentive fees payable	0	0
General partner fees payable	-3,605	-4,199
Redemption Payable	-41,021	1,207
Management fees payable	-1,163	-1,922
Accounts payable & accrued expenses	-2,847	-5,168
Net cash provided (used) in operating activities	-622,928	-484,764
Cash flows from (for) financing activities:
Cash Redemptions paid	-64,264	-592,813
Partner addition of units, net of offering costs	0	0
Net cash provided (used) by financing activities	-64,264	-592,813
Net increase (decrease) in cash and cash equivalents	-687,192	-1,077,577
Cash and cash equivalents
Beginning of period	3,967,943	5,556,462
End of Period	3,280,751	4,478,885
End of period cash and cash equivalents consist of:
Cash in Banks	10,189	10,483
Cash in broker trading accounts	3,270,562	4,468,402
CASH AND CASH EQUIVALENTS, at end of period	3,280,751	4,478,885

The accompanying notes are an integral part of these statements.

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Notes to the Financial Statements

September 30, 2017

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

The table below demonstrates the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and September 30, 2016:

	Level 1	Level 2	Level 3
Assets at September 30, 2017:

Open positions in futures and option contracts	$91,228

Total assets at fair value	$91,228	$0	$0

	Level 1	Level 2	Level 3
Assets at September 30, 2016:

Open positions in futures and option contracts	$126,043

Total assets at fair value	$126,043	$0	$0

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

See below for such disclosures.

Fair Value of Derivative Instruments

		2017	2016
Speculative Instruments	Location- Statement of Financial Condition	Fair Value	Fair Value
Futures Contracts	Net unrealized gain (loss) on open contracts	$91,228	$126,043

		2017	2016
Speculative Instruments	Location- Statement of Operations	Fair Value	Fair Value
Futures Contracts	Net realized trading gains (losses)	$-292,994	$-123,663
Futures Contracts	Change in unrealized gains (losses)	$-4,554	$-27,822

Asset Derivatives

Balance Sheet Location	Fair Value	# of contracts
Agricultural
Net unrealized trading gains on open contracts	2,290	7
Currencies
Net unrealized trading gains on open contracts	-23,779	49
Energy
Net unrealized trading gains on open contracts	1,175	11
Metals
Net unrealized trading gains on open contracts	50,742	18
Interest rates
Net unrealized trading gains on open contracts	3,558	62
Indices
Net unrealized trading gains on open contracts	26,746	33
	60,731	180

Liability Derivatives

Balance Sheet Location	Fair Value	# of contracts	Net
Agricultural
Net unrealized trading gains on open contracts	3,228	43	5,518
Currencies
Net unrealized trading gains on open contracts	2,806	7	-20,973
Energy
Net unrealized trading gains on open contracts	1,350	3	2,525
Metals
Net unrealized trading gains on open contracts	9,669	4	60,411
Interest rates
Net unrealized trading gains on open contracts	20,620	179	24,178
Indices
Net unrealized trading gains on open contracts	-7,176	8	19,570
	30,497	244	91,230

Trading Revenue for the Nine Months Ended September 30, 2017

Line Item in Income Statement

Realized	$-314,267
Change in unrealized	$-4,554
$-318,821

Includes net foreign currency translation gain (loss)

Trading Revenue for the Nine Months Ended September 30, 2016

Line Item in Income Statement

Realized	$-123,663
Change in unrealized	$-27,822
$-151,484

Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold

Nine months ended September 30, 2017

Total	$-314,267
9 month average	$-34,919

Total average of futures contracts bought and sold

Nine months ended September 30, 2016

Total	$-123,663
9 month average	$-13,740

For the nine months ended September 30, 2017, the monthly average of futures contracts bought and sold was approximately $-34,919.

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

(8) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership’s financial performance for the nine months ended September 30, 2017 and September 30, 2016.

	September 30, 2017	September 30, 2016
	Class A	Class A
Total return before distributions*	-15.04%	-11.01%
Ratio to average net assets:
Net investment Income (loss)**	-14.64%	-9.14%
Management fees	7.97%	5.49%
Incentive fees	0.00%	0.00%
Other expenses	7.58%	3.85%
Total expenses**	15.55%	9.34%

*Not annualized

**Annualized

Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2017, the statements of operations for the three and nine months ended September 30, 2017 and 2016, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2017 and 2016 and the accompanying notes to the financial statements are unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2017, results of operations for the three months ended September 30, 2017 and 2016, cash flows and changes in partners’ capital (net asset value) for the three months ended September 30, 2017 and 2016. The results of operations for the full three months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.

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

Class A Units were positive 0.28% in July 31, 2017 resulting in a Net Asset Value per unit of $1,632.42 as of July 31, 2017.

Class A Units were positive 1.57% in July 31, 2016 resulting in a Net Asset Value per unit of $2,182.45 as of July 31, 2016.

Gains in global stock indices, currencies and metals just beat out smaller losses in grains, energies, interest rates and softs.

Class A Units were positive 0.24% in August 31, 2017 resulting in a Net Asset Value per unit of $1,636.28 as of August 31, 2017.

Class A Units were negative 6.15% in August 31, 2016 resulting in a Net Asset Value per unit of $2,048.30 as of August 31, 2016.

The Fund was just slightly positive +0.24% for the month of August with gains in metals and global stock indices tempered by smaller losses in currencies and energies.

Class A Units were negative 7.11% in September 30, 2017 resulting in a Net Asset Value per unit of $1,519.88 as of September 30, 2017.

Class A Units were negative 1.85% in September 30, 2016 resulting in a Net Asset Value per unit of $2,010.44 as of September 30, 2016.

The large down month came from reversing positions across the board, except the stock indices where we did make money. The Fund had losses in metals, interest rates, grains, energies, softs and currencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10K of the Partnership dated December 31, 2016.

Item 4. Controls and Procedures

As of September 30, 2017 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s period filings with the Securities and Exchange Commission. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 1 A. Risk Factors

There has been no material change with respect to risk factors since the “Risk Factors” were disclosed in the Form 10K of the Partnership dated December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES A UNITS

	Three months	Three months
	ended September 30, 2017	ended September 30, 2016
Units Sold	0	0
Value of Units Sold	$0	$0

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

EVEREST FUND, L.P.

Date: November 14, 2017	By:	Everest Asset Management, Inc.,
its General Partner

	By:	/s/ Peter Lamoureux
Peter Lamoureux
President
23