Form 10-K
period 2017-12-31
EVEREST FUND L P
filed 2018-04-03
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2017	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☐
Small Reporting Company Filer	☒
Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter: $ 3,450,393.

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

During its operation, the Partnership has had various trading advisors. In December 1990, John W. Henry & Company, Inc. (JWH) began trading for the Partnership as one of the Partnerships’ trading advisors. In May 1994, JWH became the sole trading advisor to the Partnership. After another tough month of trading, John W. Henry, the Chairman of JWH announced that JWH would stop trading client assets as of December 31, 2012. The Partnership terminated JWH as of October 31st. The Fund began trading on December 3rd 2012 with the new advisor EMC Capital Management, Inc. (EMC). In October 1, 2013 EMC Capital Management., Inc. changed name to EMC Capital Advisors, LLC.

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

In 2009 the Partnership retained the JWH Global Analytics Program (JWH GAP) as its sole trading program. As of December 31, 2009 100% of the Partnership’s assets were traded by the JWH GAP through October 31, 2012.

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

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership’s size, it is estimated that the periodic operating expenses will be approximately $111,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership’s operating expenses for the years 2016-2017 can be found in the table in Item 6 below.

As of December 31, 2017, the General Partner had two full-time employees and one part-time employee. Further, the General Partner, in its capacity as a CFTC regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to outside service providers.

The Partnership’s business constitutes only one segment for financial reporting purposes; and the purpose of the Partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership’s business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership’s business, as of December 31, 2017 is set forth under Items 6 and 7 herein.

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

FOREIGN INSTRUMENTS

Counterparty Creditworthiness - Non-U.S. Markets. EMC may trade commodity interests on foreign exchanges and in the over-the-counter markets. Unlike U.S. exchange traded futures contracts where the exchange clearing corporation acts as the counterparty to each customer transaction, the over-the-counter markets and some foreign markets are principals markets. This means that the performance of the contract is the responsibility only of the individual firm or member on the other side of the trade and not of any exchange or clearing corporation. In those transactions, the Partnership will be subject to the risk of the inability of, or refusal by, the counterparty to perform.

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

(b) As of December 31, 2017, there were 2,137.27 Class A Units held by Limited Partners. A total of 0 Class A units were purchased by Limited Partners during 2017. A total of 279.858 Units were redeemed by Class A Limited Partners during 2017.

RECENT SALES OF UNREGISTERED SECURITIES IN 2017 A UNITS

2017	1st quarter	2nd quarter	3rd quarter	4th quarter
Units Sold	0	0	0	0
Value of Units Sold	$0.00	$0.00	$0.00	$0.00

RECENT SALES OF UNREGISTERED SECURITIES IN 2016 A UNITS

2016	1st quarter	2nd quarter	3rd quarter	4th quarter
Units Sold	0	0	0	0
Value of Units Sold	$0.00	$0.00	$0.00	$0.00

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

Item 6. Selected Financial Data

	2013	2014	2015	2016	2017
	(In thousands, except amounts per Unit)
1. Net trading Gain/loss	-340	1,500	123	-548	-32
2. Interest and other income	4	1	1	9	24
3. Expenses	653	500	562	465	378
4. Net Income	-989	1,001	-438	-1,003	-386
5. Income (Loss)
Per Unit: A Shares	-322.05	357.75	-175.81	-453.86	-180.75
6. Total Assets	6,876	6,898	5,714	4,078	3,515
7. Long Term Obligations	0	0	0	0	0
8. Cash Dividend per Unit	0	0	0	0	0
9. Total partners’ capital	6,332	6,810	5,629	3,957	3,450
10. Increase/decrease in NA	-2,305	478	-1,181	-1,672	-507

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

For the year ended December 31, 2017, Limited Partners redeemed a total of 74.685 Class A Units for $120,446. During 2017, investors purchased 0 Class A Units.

The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions.

See Footnote 4 of the 2017 Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of the Partnership reviews on a daily basis reports of the performance of the Partnership, including monitoring the daily net asset value of the Partnership. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General Partner with assurance that the Partnership, will not suffer trading losses through the Commodity Broker.

Results of Operations

Calendar Year 2017

At December 31, 2017 the Partnership had approximately $3.515 million in Class A assets, all of which have been allocated to EMC Capital Advisors, LLC (EMC).

The Partnership recorded a loss of $386,309 or $180.75 per Class A unit, for the year 2017. That represents a loss of 9.76% for the year.

The Partnership continued to employ advisor EMC Capital Advisors, LLC’s (EMC) Classic Program through December 31, 2017.

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

Class A Units were positive 3.98% in February 2017 resulting in a Net Asset Value per unit of $1,829.77 as of February 28, 2017.

The Fund had gains from international stock indices and interest rates. Smaller losses were incurred in metals, currencies and grains.

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

Class A Units were a positive 5.27% in October 2017 resulting in a Net Asset Value of $1, 599.93 as of October 31, 2017.

Gains came from stock indices, energies and metals tempered by smaller losses in currencies and interest rates.

Class A Units were a negative 1.47% in November 2017 resulting in a Net Asset Value of $1, 576.38 as of November 30, 2017.

Gains in global stock indices were not enough to offset losses in metals, interest rates, meats and softs. Currencies, energies and grains were essentially flat for the month.

Class A Units were a positive 2.41% in December 2017 resulting in a Net Asset Value of $1,614.39 as of December 31, 2017. The profits came from gains in energies, metals, softs, currencies and global stock indices. Smaller losses came in interest rates and grains.

Although the Fund was down for the year, the equity markets were quite robust. Non correlation in action is sometimes painful.

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

The Trading Value at Risk in Different Market Sectors of the Partnership

The following table indicates the trading Value at Risk associated with the open positions of the Partnership by market category as of December 31, 2017. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2017, the total capitalization of the Partnership was approximately $3,450,393 all in Class A Shares.

December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization

Commodities	$92,942.49	2.69%
Energies	$70,797.20	2.05%
Financial Stock Indices	$95,230.65	2.76%
Interest Rates	$211,815.36	6.14%
Metals	$67,631.79	1.96%
Currencies	$63,911.03	1.85%
Total	$602,328.53	17.46%

December 31, 2016

Market Sector	Value at Risk	% of Total Capitalization

Commodities	$55,975.34	1.41%
Energies	$31,860.36	0.81%
Financial Stock Indices	$131,968.15	3.33%
Interest Rates	$171,746.96	4.34%
Metals	$166,971.4	4.22%
Currencies	$44,945.87	1.14%
Total	$603,467.72	15.25%
27

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the open positions of the Partnership creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions that are unusual, but historically recurring from time to time, could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table, as well as the past performance of the Partnership, gives no indication of this “risk of ruin.”

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

The Partnership holds a portion of its assets in cash on deposit with RJO trading account (“RJO”) and substantial remainder on deposit with RJO Cash account. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at the 91-day Treasury bill rate. As of December 31, 2017, the Partnership had approximately $3.266 million in cash on deposit with RJO accounts.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2017, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2017.

Foreign Currency Balances. The primary foreign currency balances of the Partnership are in Japanese yen, Euros, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Partnership holds a portion of its assets in cash at R.J. O’Brien and Associates, LLC (RJO) trading account. 95% of these assets earn interest at the average rate paid on 91-day U.S. Treasury Bills purchased during the month. Substantially all of reminder is held at RJO in a separate cash account. At December 31, 2017 approximately 73% of the Partnership’s capital funds were deposited at the cash account at RJO. The Partnership receives 90% of the 30-day rate on 91-day U.S. Treasury bill rate.

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

THE EVEREST FUND, LIMITED PARTNERSHIP

Supplementary Summarized Quarterly Data

For the four Quarters for 2017 and 2016.

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	Class A	Class A	Class A	Class A
Net Income	$-187,203	$-168,450	$-235,462	$204,806
Increase in Net
Asset Value Per Unit	$-84.63	$-76.54	$-107.93	$94.51
Net Asset Value Per Unit	$1704.35	$1627.81	$1519.88	$1614.39
Ending Net Asset Value	$3,769,945	$3,557,711	$3,301,770	$3,450,393

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	Class A	Class A	Class A	Class A
Net Income	$288,583	$-482,225	$-312,253	$-498,016
Increase in Net
Asset Value Per Unit	$100.76	$-211.15	$-138.28	$-221.46
Net Asset Value Per Unit	$2,359.86	$2,148.71	$2,010.44	$1,788.98
Ending Net Asset Value	$5,379,303	$4,852,225	$4,530,557	$3,957,148

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures Evaluation of Disclosure Controls and Procedures

The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including its principal executive Officer, Peter Lamoureux, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2017, the General Partner’s principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective.

Changes In Internal Control Over Financial Reporting

There was no change in the Partnership’s internal control Over financial reporting in the 12 months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2017, the Partnership’s internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

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

The officer and director of the General Partner as of December 31, 2017 is listed below:

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

The General Partner is the manager of the Partnership. General Partner receives .05% management fees monthly.

Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters.

(a) As of December 31, 2017 there were four partners known to the Partnership to own beneficially more than 5% of the outstanding Units:

1532	Alan L Schoolcraft	35.22%
1538	RBRF Limited Partnership	12.11%
209	Ruth F Davis	9.14%
1604	The Kate H Murphy Revocable Trust	5.14%

(b) As of December 31, 2017, management ownership was: by Peter Lamoureux with 77.353 class A units. This represents 3.62% of class A units of the Partnership.

(c) As of December 31, 2017, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions.

(a) None other than the compensation arrangements described herein.

(b) None.

(c) None.

The Partnership filed Registration Statements on Form S-18 and Form 10, therefore this information is not required to be included.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the year ended December 31, 2017 the aggregate fee billed by Wipfli, LLP Independent Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

For the year ended December 31, 2016 the aggregate fee billed by Wipfli, LLP Independent Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

Audit Related Fees

None.

Tax Fees

The audit committee pre-approved all fees for the Everest Partnership, L.P. for fiscal year 2017 and 2016.

For the year ended December 31, 2017, the aggregate fees billed by Wipfli, LLP for federal and state tax return preparation totaled $7,000.

For the year ended December 31, 2016, the aggregate fees billed by Wipfli, LLP for federal and state tax return preparation totaled $7,000.

All Other Fees

None.

Part IV

Item 15. Exhibits, Financial Statement, Schedules.

(a) The following documents are included herein:

(1) Financial Statements:

a. Report of Independent Registered Public Accounting Firm:

Wipfli, LLP for 2017 and 2016.

b. Statements of Financial Condition, December 31, 2017 and 2016.

c. Condensed Schedules of Investments, December 31, 2017 and 2016.

d. Statements of Operations, Years Ended December 31, 2017 and 2016.

e. Statements of Changes in Partners’ Capital, Years Ended December 31, 2017 and 2016.

f. Statements of Cash Flows

Notes to Financial Statements.

Acknowledgment

(2) All financial statement schedules have been omitted because the information required by the schedules is not applicable, or because the information required is contained in the financial statements included herein or the notes thereto.

(3) Exhibits:

See the Index to Exhibits annexed hereto.

Form 8-K

None.

Exhibits:

See The Index to Exhibits annexed hereto.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2018

The Everest Fund, L.P.

By: Everest Asset Management, Inc.

(General Partner)

By: /s/ Peter Lamoureux

Peter Lamoureux, President

Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: April 2, 2018

By: /s/ Peter Lamoureux

Peter Lamoureux, President,

Secretary, Treasurer, and Director

Index to Exhibits:

Exhibit No.	Description

3.4	Amended and Restated Agreement of Limited Partnership dated as of May 1, 1995.
Advisory Contract between the Partnership, the General Partner and John W. Henry & Company, Inc. dated December 1, 1990.

10.6	Amendment to Advisory Contract between the Partnership, the General Partner and John W. Henry & Company, Inc. dated April 1, 1995.

10.9	Certificate of Limited Partnership for Everest Futures Fund II L.P. dated March 15, 1996.
Limited Partnership Agreement for Everest Futures Fund II L.P. dated as of March 29, 1996.
Confidential Private Placement Memorandum and Disclosure Document dated August 21, 1996.
Advisory Contract between the Partnership, the General Partner and EMC Capital Management, Inc. dated November 30, 2012.

31	Certification of Director, President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Director, President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

Notes to the Exhibits: Exhibits 3.4, 10.5, 10.6, 10.9, 10.10 and 28.1 are incorporated by reference to the Partnership’s Form 10 accepted on September 19, 1996.

The Exhibits referenced above bear the exhibit numbers corresponding to those indicated in the Partnership’s Registration Statements.

Number of Attached Exhibits

None.

Yours truly,

/s/ Peter Lamoureux

Peter Lamoureux

President

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

ACKNOWLEDGEMENT

The Everest Fund, L.P.

FINANCIAL REPORT

Years Ended

December 31, 2017 and 2016

The Everest Fund, L.P.

The Everest Fund, L.P.

OATH OR AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the best of my knowledge and belief, the information contained in the attached financial statements for the years ended December 31, 2017 and 2016 is accurate and complete.

/s/ Peter Lamoureux

Peter Lamoureux, President

Everest Asset Management, Inc.

Commodity Pool Operator and General Partner for The Everest Fund, L.P.

 Management’s Report on Internal Control Over Financial Reporting

The management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Commodity Exchange Act (“CEAct”) as a process designed by, or under the supervision of, and effected by, the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Internal control includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorization of management and directors of the Partnership; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2017, the Partnership’s internal control over financial reporting is effective.

There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the CEAct that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Partners of The Everest Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of The Everest Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2017 and 2016, and the related statements of operations and changes in partners’ capital, for each of the three years ended in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Wipfli LLP

We have served as the Partnership’s auditor since 2016.

March 31, 2018

Chicago, IL

The Everest Fund, L.P.

Statements of Financial Condition

December 31, 2017 and 2016

	2017	2016
ASSETS

Equity in broker trading accounts:
Cash	$2,663,408	$2,445,752
Restricted cash	602,280	603,477
Net unrealized gain on open futures contracts	237,641	109,089
	3,503,329	4,058,318

Cash	9,632	18,714
Other	2,633	1,171
Total Assets	$3,515,594	$4,078,203

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES

Redemptions payable	$0	$55,511
Management fee payable - General Partner	15,107	18,426
Management fee payable - Advisor	5,760	6,700
Accrued expenses	44,335	40,418
Total Liabilities	65,201	121,055

PARTNERS’ CAPITAL

Class A units: 2,137.27 and 2,211.96 units outstanding, respectively	3,450,393	3,957,148

Total Liabilities and Partners’ Capital	$3,515,594	$4,078,203

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Condensed Schedule of Investments

December 31, 2017

	Number			Percent of
	of	Expiration	Unrealized	Partners’
	Contracts	Date	Gain (Loss)	Capital
Futures Contracts

Long Contracts – United States

Interest rates	118	Mar 18 - Mar 19	($15,230)	-0.44%
Metals	17	Feb 18 - Mar 18	56,308	1.63
Energy	22	Feb 18 - Mar 18	62,427	1.81
Agriculture	18	Feb 18 - Mar 18	21,620	0.63
Currencies	25	Mar 18	21,173	0.61
Indices	31	Jan 18 - Mar 18	55,891	1.62
Total Long Contracts – United States			202,189	5.86

Short Contracts – United States
Interest Rates	96	Mar 18 - Mar 19	(6,549)	-0.19
Metals	4	Apr 18	(2,320)	-0.07
Energy	5	Feb 18	3,350	0.10
Agriculture	90	Feb 18 - Mar 18	8,308	0.24
Currencies	89	Mar 18 - Sep 19	20,845	0.60
Indices	11	Mar 18	11,818	0.34
Total Short Contracts – United States			35,452	1.02

Total Net Unrealized Gain on Futures Contracts - United States			$237,641	6.89%

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Condensed Schedule of Investments

December 31, 2016

	Number			Percent of
	of	Expiration	Unrealized	Partners’
	Contracts	Date	Gain (Loss)	Capital
Futures Contracts

Long Contracts – United States

Interest rates	130	Mar 17–Mar 18	$5,868	0.15%
Metals	23	Mar 17	(36,953)	-0.93
Energy	13	Feb 17-Mar 17	18,357	0.46
Agriculture	41	Feb 17-Mar 17	(15,821)	-0.40
Currencies	2	Mar 17	(5,190)	-0.13
Indices	50	Mar 17	64,758	1.64
Total Long Contracts – United States			31,019	0.79

Short Contracts – United States
Interest Rates	101	Mar 17-Dec 17	(3,256)	-0.08
Metals	17	Mar 17	37,786	0.95
Agriculture	31	Mar 17	30,423	0.77
Currencies	73	Mar 17-Sep 18	18,818	0.48
Indices	2	Jan 17	(5,701)	-0.14
Total Short Contracts – United States			78,070	1.98

Total Net Unrealized Gain on Futures Contracts - United States			$109,089	2.77%

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Statements of Operations

Years Ended December 31, 2017 and 2016

	2017	2016
Trading loss:
Net realized loss	($143,951)	($467,104)
Net change in unrealized gain (loss)	138,092	(51,507)
Brokerage commissions and exchange fees	(26,668)	(29,683)
Net trading loss	(32,527)	(548,294)

Investment income (loss):
Income:
Interest income	24,366	9,833

Expenses:
Management fee - General Partner	(193,306)	(270,314)
Management fee - Advisor	(72,802)	(98,490)
Professional fees and other	(112,040)	(96,646)
	(378,148)	(465,450)

Net investment loss	(353,782)	(455,617)

Net loss	($386,309)	($1,003,911)

The accompanying notes are an integral part of these financial statements.

7

The Everest Fund, L.P.

Statements of Changes in Partners’ Capital

Years Ended December 31, 2017 and 2016

	Limited	Units	Partners’ Capital
	Partners	Outstanding	Per Unit

December 31, 2015	$5,629,264	2,491.81	$2,259.11

Redemptions	(668,205)	(279.85)

Net loss	(1,003,911)

December 31, 2016	3,957,148	2,211.96	1,788.98

Redemptions	(120,446)	(74.69)

Net loss	(386,309)

December 31, 2017	$3,450,393	2,137.27	$1,614.39

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Statements of Cash Flows

Years Ended December 31, 2017 and 2016

	2017	2016
Cash flows from (for) operating activities
Net loss	($386,309)	($1,003,911)
Net changes to reconcile net loss to net cash
(used) by operating activities:
Unrealized gain (loss) on open contracts	(128,552)	48,496
Interest receivable	(1,462)	(710)
General partner fees payable	(3,319)	(6,509)
Redemptions payable	(55,512)	47,302
Management fees payable	(939)	(2,801)
Accounts payable & accrued expenses	3,916	(2,180)
Net cash (used) by operating activities	($572,177)	($920,313)

Cash flows from (for) financing activities:
Partner additions, net of offering costs	$0	$0
Redemptions paid	(120,446)	(668,205)
Net cash (used) by financing activities	(120,446)	(668,205)

Net change in cash & cash equivalent position	(692,623)	($1,588,518)

Cash & investments in marketable securities at January 1st	3,967,943	5,556,461

Cash & investments in marketable securities at December 31st	$3,275,320	$3,967,943

Cash & investment in marketable securities consist of:

Cash at banks	$9,632	$18,714
Cash in broker trading accounts	3,265,688	3,949,229
Total cash & marketable securities	$3,275,320	$3,967,943

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Notes to Financial Statements

Years Ended December 31, 2017 and 2016

1. Nature of Business and Significant Accounting Policies

Nature of Operations

The Everest Fund, L.P. (the “Partnership”) was organized in June 1988 pursuant to the Iowa Uniform Limited Partnership Act for the purpose of engaging in the speculative trading of futures and forward contracts for commodities, financial instruments, stock indexes and currencies, any rights pertaining thereto and any options thereon or on physical commodities. As part of its objective, the Partnership may also engage in hedge, arbitrage and cash trading of commodities and futures. The Partnership may engage in the foregoing business directly, through investing in other funds and Partnerships and through investing in subsidiary limited partnerships or other limited liability entities. The Partnership clears all of its trades through one clearing broker, RJ O’Brien (the “Clearing Broker”). The Partnership will terminate on December 31, 2020, or upon the occurrence of certain events, as specified in the seventh amended and restated agreement of limited partnership (the “Agreement”).

The sole General Partner of the Partnership is Everest Asset Management, Inc. (the “General Partner”). All management and investment decisions are vested in the General Partner. The General Partner is registered with the United States Commodity Futures Trading Commission (CFTC) as a Commodity Pool Operator (“CPO”) and a Commodity Trading Advisor (“CTA”) and is a member of the United States National Futures Association (NFA). The General Partner acts as the Partnership’s sole CPO, and an unrelated party EMC Capital Advisors, LLC (the “Advisor”), acts as the Partnership’s sole CTA, to whom the General Partner has delegated complete trading authority.

On July 1, 1995, the Partnership recommenced its offering under a Regulation D, Rule 506 private placement. The private placement offering is continuing at a gross subscription price per unit equal to net asset value (“NAV”) per unit, plus an organization and offering cost reimbursement fee payable to the General Partner, and an ongoing compensation fee equal to 3% of NAV of Class A Units sold. The Class A Units (retail shares) continue to be charged an initial 1% offering and organization fee as a reduction to capital.

A summary of the Partnership’s significant accounting polices follows.

Basis of Accounting

The Partnership follows accounting principles generally accepted in the United States (“U.S. GAAP”), as established by the Financial Accounting Standards Board (the “FASB”), to ensure consistent reporting of financial condition and results of operations.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies, management has determined that it is an investment company, as defined for accounting purposes, and has applied such guidance.

Note 1, continued

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash in broker trading accounts is on deposit at the Clearing Broker. The Partnership at times maintains deposits with financial institutions in amounts that are in excess of federally insured limits; however, the Partnership does not believe it is exposed to any significant credit risk. Margin requirements are satisfied by the deposit of cash with such broker.

Restricted Cash

Amounts due from broker may be restricted to the extent they serve as deposits for investments sold, not yet purchased and to satisfy margin requirements. At December 31, 2017 and 2016, the amount of restricted cash held by the Partnership for margin requirements was $602,280 and $603,477, respectively.

Valuation of Investments

Investments consist of open futures contracts. Open futures contracts are reflected in the accompanying statements of financial condition at fair value. The fair value of open futures positions is based upon daily exchange settlement prices.

Offsetting of Amounts Related to Certain Contracts

When the requirements are met, the Partnership offsets certain fair value amounts recognized for cash collateral receivables or payables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement.

Income Recognition on Investments

Income on futures contracts is recorded on a trade date basis. Gains (losses) are realized when contracts are liquidated. Unrealized gains (losses) on open futures contracts are calculated based on the size of a given contract and the difference between the open futures contract closing price and the price at which the contract was initially purchased or sold. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts, if any, is based on third party quoted dealer values on the Inter-bank market.

Interest income is recognized on an accrual basis.

Note 1, continued

Brokerage Commissions

Brokerage commissions and exchange fees are reflected separately in the statements of operations.

Foreign Currency

The Partnership has certain investments denominated in foreign currencies. The purchase and sale of investments and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.

The Partnership does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of positions held. Such fluctuations are included with the net realized and unrealized gain or loss on such investments.

Redemptions Payable

Redemptions approved by the General Partner prior to month end with a fixed effective date and fixed amount are recorded as redemptions payable as of month end.

Income Taxes

The Partnership is not subject to federal income taxes, because its income and losses are includable in the tax returns of its partners. The Partnership may be required to file returns and pay tax in various state and local jurisdictions as a result of its operations or the residency of its partners.

The Partnership assesses the potential outcome of uncertain tax positions. As of December 31, 2017, management believes the Partnership has no material uncertain tax positions requiring recognition or measurement. The federal and state income tax returns for tax years according to federal and state statutes remain open to examination by taxing authorities through their statutory periods.

Statement of Cash Flows

The Partnership has elected to provide a statement of cash flows even though it's permitted by U.S. GAAP not to include, as all of the following conditions have been met:

a.	During the year, substantially all of the Partnership’s investments were classified as Level 1 instruments within the fair value hierarchy;
b.	Substantially all of the Partnership’s investments are carried at fair value;
c.	The Partnership had little or no debt during the year; and
d.	The Partnership’s financial statements include a statement of changes in partners’ capital (net assets).

Note 1, continued

Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through March 31, 2018, the date the financial statements were issued.

2. Fair Value of Financial Instruments

The Partnership records its investments at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Partnership utilizes valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. Assets and liabilities recorded at fair value are categorized within the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).   The three levels of the fair value hierarchy are described below:

Level 1.  Unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access at the measurement date.

Level 2.  Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and fair value is determined through the use of models or other valuation methodologies.

Level 3.  Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2017 and 2016, there were no such transfers.

Note 2, continued

Exchange-traded futures contracts are typically categorized within Level 1 or Level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. Futures contracts that are not actively traded are valued based on quoted prices in markets or by reference to broker or dealer quotations and are generally classified within Level 2 of the fair value hierarchy. All financial instruments listed in the condensed schedules of investments as of December 31, 2017 and 2016 are considered Level 1, measured at fair value on a recurring basis based on quoted prices for identical assets in active markets.

Substantially all of the Partnership’s assets and liabilities are considered financial instruments, and are either already reflected at fair value or are short-term or replaceable on demand. Therefore, their carrying amounts approximate their fair values.

3. Derivative Transactions

The following table identifies the fair value amounts of derivative contracts by type of risk as of December 31, 2017:

	Asset	Liability		Number of
Risk Type	Derivatives	Derivatives	Net	Contracts

Agricultural	$21,620	$8,308	$29,928	108
Currencies	21,173	20,845	42,018	114
Energy	62,427	3,350	65,777	27
Indicies	55,891	11,818	67,709	42
Interest rate	(15,231)	(6,549)	(21,780)	214
Metals	56,309	(2,320)	53,989	21
	$202,189	$35,452	$237,641	526

The following table identifies the fair value amounts of derivative contracts by type of risk as of December 31, 2016:

	Asset	Liability		Number of
Risk Type	Derivatives	Derivatives	Net	Contracts

Agricultural	$(15,821)	$30,423	$14,602	72
Currencies	(5,190)	18,818	13,628	75
Energy	18,357	—	18,357	13
Indicies	64,758	(5,701)	59,057	52
Interest rate	5,868	(3,256)	2,612	231
Metals	(36,953)	37,786	833	40
	$31,019	$78,070	$109,089	483

Note 3, continued

All of the Partnership’s trading during 2017 and 2016 involved derivative financial instruments.

The Partnership does not consider any derivative instruments to be hedging instruments, as those terms are generally understood under U.S. GAAP.

4. Offsetting Assets and Liabilities

As of December 31, 2017 and 2016, the Partnership holds derivative instruments that are eligible for offset in the statements of financial condition and are subject to master netting arrangements. Master netting arrangements allow the counterparty to net applicable collateral held on behalf of the Partnership against applicable liabilities or payment obligations of the Partnership to the counterparty. These arrangements also allow the counterparty to net any of its applicable liabilities or payment obligations it has to the Partnership against any collateral sent to the Partnership.

The following tables provide disclosure regarding the potential effect of offsetting of recognized assets presented in the statements of financial condition.

Offsetting of Derivative Assets
December 31, 2017:			Net Amounts of
		Gross Amounts	Unrealized Gain
	Gross	Offset in the	Presented in the
	Amounts of	Statements of	the Statements of
	Recognized	Financial	Financial
Description	Assets	Condition	Condition

Futures contracts	$261,741	$(24,100)	$237,641

December 31, 2016:			Net Amounts of
		Gross Amounts	Unrealized Gain
	Gross	Offset in the	Presented in the
	Amounts of	Statements of	the Statements of
	Recognized	Financial	Financial
Description	Assets	Condition	Condition

Futures contracts	$176,010	$(66,921)	$109,089
15

Note 4, continued

Derivative Assets and Collateral Received by Counterparty
December 31, 2017:
	Net Amounts of Unrealized Gain	Gross Amounts Not Offset in the Statements of Financial Condition
Presented in the
	Statements of		Cash
	Financial	Financial	Collateral
Counterparty	Condition	Instruments	Received	Net Amount
R.J. O’Brien	$237,641	$—	$—	$237,641

December 31, 2016:
	Net Amounts of Unrealized Gain	Gross Amounts Not Offset in the Statements of Financial Condition
Presented in the
	Statements of		Cash
	Financial	Financial	Collateral
Counterparty	Condition	Instruments	Received	Net Amount
R.J. O’Brien	$109,089	$—	$—	$109,089

5. Limited Partnership Agreement

Pursuant to the terms of the seventh amended and restated agreement of limited partnership (the “Agreement”), dated and effective as of May 1, 2004, net income and losses are allocated to the partners in accordance with each partner’s ownership percentage.

Generally, a limited partner may withdraw all or a portion of its capital only as of the close of business on the last day of a fiscal month, provided they have given at least 15 days’ prior written notice, although the General Partner may in its sole discretion accept at other times.

6. Fees and Related-Party Transactions

Pursuant to a speculative managed account agreement dated November 19, 2012, the Partnership switched to its current Advisor, to whom it shall pay a quarterly management fee of 0.50% of each limited partner’s capital balance as of the end of each calendar quarter (2.0% per annum) and a quarterly incentive fee equal to 20% of trading profits, as defined. No incentive fee was earned during 2017 and 2016 because no limited partner capital account balances have reached a new high water mark.

The General Partner charges the Partnership a monthly management fee equal to 0.50% (6.0% annually) of the Partnership’s Class A beginning-of-month NAV.

7. Deposits with Brokers

The Partnership deposits cash with the Clearing Broker subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such broker. The Partnership earns interest income on its cash deposited with the Clearing Broker.

8. Indemnifications

In the normal course of business, the Partnership enters into contracts that contain a variety of representations and warranties that provide indemnifications under certain circumstances. The Partnership’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. The Partnership expects the risk of future obligation under these indemnifications to be remote.

9. Financial Instruments with Off-Balance-Sheet Risk

In connection with its trading activities, the Partnership enters into transactions with a variety of derivative financial instruments, including exchange-traded futures contracts. These derivative financial instruments may have market and/or credit risk in excess of the amounts recorded in the statements of financial condition.

Market Risk: Market risk arises primarily from changes in the market value of financial instruments. Theoretically, the Partnership’s exposure is equal to the notional value of contracts purchased and unlimited on such contracts sold short.

Exposure to market risk is influenced by a number of factors, including the relationships between financial instruments, and the volatility and liquidity in the markets in which the financial instruments are traded. In many cases, the use of financial instruments serves to modify or offset market risk associated with other transactions and, accordingly, serves to decrease the Partnership’s overall exposure to market risk. The Partnership attempts to control its exposure to market risk through various analytical monitoring techniques.

Credit Risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of a contract. The Partnership’s exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all contracts in which the Partnership has a gain. Exchange-traded financial instruments generally do not give rise to significant counterparty exposure due to the cash settlement procedures for daily market movements and the margin requirements of individual exchanges.

Concentrations of Credit Risk: The Partnership is engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Partnership may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Partnership’s policy to review, as necessary, the credit standing of each counterparty.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The partners bear the risk of loss only to the extent of the market value of their respective investments.

Note 9, continued

Futures Risk: The Partnership is subject to equity price risk, interest rate risk, and foreign currency exchange rate risk in the normal course of pursuing its investment objectives. The Partnership may use futures contracts to gain exposure to, or hedge against changes in the value of equities, interest rates or foreign currencies. A futures contract represents a commitment for the future purchase or sale of an asset at a specified price on a specified date. Upon entering into such contracts, the Partnership is required to deposit with the broker either in cash or securities an initial margin in an amount equal to a certain percentage of the contract amount. Subsequent payments (variation margin) are made or received by the Partnership each day, depending on the daily fluctuations in the value of the contract, and are recorded for financial statement purposes as amounts due to or from the broker; fluctuations in the value of the contract are recorded for financial statement purposes as unrealized gains or losses by the Partnership. Upon entering into such contracts, the Partnership bears the risk of interest or exchange rates or securities prices moving unexpectedly, in which case the Partnership may not achieve the anticipated benefits of the futures contracts and may realize a loss. With futures, there is minimal counterparty credit risk to the Partnership since futures are exchange traded and the exchange’s clearinghouse, as counterparty to all exchange traded futures, guarantees the settlement of futures against default.

10. Financial Highlights

The following information presents per unit operating performance data and other supplemental financial data for the Partnership’s Class A units for the years ended December 31, 2017 and 2016:

	2017	2016
Per unit operating performance:
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$1,788.98	$2,259.10

Net loss from investment operations:

Net realized and unrealized loss on investments	(14.70)	(40.02)
Net investment loss	(159.89)	(430.10)
Total net loss from investment operations	(174.59)	(470.12)

Net asset value per unit at end of year	$1,614.39	$1,788.98

Total return	(9.76)%	(20.81)%

Ratios as a percentage of average partners’ capital:
Expenses	10.36%	9.46%

Net investment loss*	(9.69)%	(9.26)%
18

Note 10, continued

*Net investment loss excludes net realized and change in unrealized gain on investments and the related brokerage commissions and exchange fees.

The above ratios have been calculated based upon the unaffiliated average Class A limited partners’ capital for the years ended December 31, 2017 and 2016. Total return is calculated based on the change in value of a unit during the period outstanding. An individual partner’s total return and ratios may vary from the above total return and ratios based on the timing of capital (or unit) transactions.

These financial highlights may not be indicative of the future performance of the Partnership.

