Form 10-K/A
period 2017-12-31
EVEREST FUND L P
filed 2018-04-05
CIK 837919

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
              FORM 10-Ka
Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended
            December 31, 2017
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

Yes x      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10K or any amendment to this Form 10-K: x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer
Accelerated filer
Non-accelerated filer
Small Reporting Company Filer    x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes       No x



EXPLANATORY NOTE

This Amendment on Form 10-K/A (the "Amendment") amends the XBRL filing part of fiscal yearend report Form 10-K filed by The Everest Fund, L.P., for year ended December 31, 2017, originally filed with the SEC on April 3, 2018
(the "Original Filing"). This amendment is being filed in order to satisfy XBRL filing requirement because the Original filing was filed with warnings from Edgar system about mixed XBRL exhibits. In this filing we have selected correct exhibits on Edgar filing system for the attached XBRL files as follows:

EX-101.INS - XBRL Instance document.xml
EX-101.SCH - XBRL Taxonomy Extension Schema document.xsd
EX-101.CAL - XBRL Taxonomy Extension Calculation Linkbase document.xml EX-101.DEF - XBRL Taxonomy Extension Definition Linkbase document.xml EX-101.LAB - XBRL Taxonomy Extension Labels Linkbase document.xml EX-101.PRE - XBRL Taxonomy Extension Presentation Linkbase document.xml

Except as described above, no other changes have been made to the Original Filingof the Everest Fund, L.P. , it's disclosures or it's financial statements for yearended December 31, 2017 form 10K. Therefore they have not been included in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's other filings made with the SEC on or subsequent to April 3, 2018.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                EVEREST FUND, L.P.
Date: April 4, 2018     By:  Everest Asset Management, Inc.,
                                                    its General Partner
				          By:__/s/ Peter
Lamoureux_______________________________
					        Peter Lamoureux
					        President
















S