Form 10-Q
period 2018-03-31
EVEREST FUND L P
filed 2018-05-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

For the quarterly period	Commission File Number
ended March 31, 2018	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Following are Financial Statements for the three months ended March 31, 2018

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

March 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017
(AUDITED)

	UNAUDITED	AUDITED
	March 31, 2018	DECEMBER 31, 2017
ASSETS

Equity in broker trading accounts:
Cash and investments in marketable securities	$9,020	$9,632
Cash in broker trading accounts	3,215,929	3,265,688
Net unrealized trading gains (losses) on open contracts	13,561	237,641
	3,238,510	3,512,961
Other Asset

Interest receivable	3,719	2,633
TOTAL ASSETS	$3,242,229	$3,515,594
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Management fee payable	$5,298	$5,760
General partner fees payable	14,999	15,107
Redemptions payable	0	0
Accounts payable & accrued expenses	47,755	44,335
TOTAL LIABILITIES	68,052	65,201
PARTNERS’ CAPITAL (Net Assets)	3,174,177	3,450,393

Limited partners, A Shares (1,920.05675 and 2,137.27203 units outstanding)

TOTAL PARTNERS’ CAPITAL	3,174,177	3,450,393
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$3,242,229	$3,515,594

The accompanying notes are an integral part of this statement.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2018

UNAUDITED

	EXPIRATION	NUMBER OF	MARKET VALUE	% OF PARTNERS’
	DATES	CONTRACTS	(OTE)	CAPITAL

LONG POSITIONS:
FUTURES POSITION
Interest rates	Jun 18 - Sep 18	104	$12,038	0.38%
Metals	Jun 18	4	-21,688	-0.68%
Energy	May 18 - Jun 18	11	6,700	0.22%
Agriculture	May 18	8	-8,451	-0.28%
Foods	May 18	8	14,800	0.47%
Grains	May 18 - Jul 18	3	-1,295	-0.04%
Currencies	Jun 18	42	5,867	0.18%
Financials	Jun 18	1	-5,053	-0.16%
			2,918	0.09%
Total long positions			2,918	0.09%

SHORT POSITIONS:
FUTURES POSITIONS
Interest rates	Jun 18 - Jun 19	48	-11,070	-0.35%
Metals	Jun 18	6	4,850	0.15%
Energy	May 18	5	-700	-0.02%
Foods	May 18	18	20,561	0.65%
Grains	May 18	7	-264	-0.01%
Livestock	May 18 - Jun 18	4	7,780	0.25%
Currencies	Dec 19	22	-9,163	-0.29%
Financials	Jun 18	4	-1,351	-0.04%
			10,643	0.34%
Total short positions			10,643	0.34%
TOTAL OPEN CONTRACTS			13,561	0.43%

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2017
(AUDITED)

AUDITED	Expiration Dates	Number of Contracts	Market Value (OTE)	% of Partners’ Capital
LONG POSITIONS:
FUTURES POSITIONS
Interest rates	Mar 18 - Mar 19	118	($15,231)	-0.44%
Metals	Feb 18 - Mar 18	17	56,308	1.63%
Energy	Feb 18 - Mar 18	22	62,427	1.81%
Agriculture	Feb 18- Mar 18	18	21,620	0.63%
Currencies	Mar 18	25	21,173	0.61%
Indices	Jan 18 - Mar 18	31	55,891	1.62%
			202,188	5.86%
Total long positions			202,188	5.86%

SHORT POSITIONS
FUTURES POSITIONS

Interest rates	Mar 18 - Mar 19	96	($6,549)	-0.19%
Metals	Apr 18	4	(2,320)	-0.07%
Energy	Feb 18	5	3,350	0.10%
Agriculture	Feb 18 - Mar 18	90	8,308	0.24%
Currencies	Mar 18 - Sep 19	89	20,845	0.60%
Indices	Mar 18	11	11,818	0.34%
			35,452	1.02%
Total short positions			$35,452	1.02%
Total Open Contracts			$237,640	6.88%

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED March 31, 2018 AND 2017

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2018	March 31, 2017

TRADING INCOME (LOSS)
Net realized trading gain	$426,911	$6,853
Change in net unrealized trading gain (loss)	-226,242	-90,081
Brokerage commissions	-4,149	-7,411
NET TRADING INCOME (LOSS)	196,520	-90,639

Interest income, net of cash management fees	10,506	4,324
TOTAL INCOME	207,026	-86,315

EXPENSES:
General partner management fees	46,956	52,074
Advisor management fees	17,256	19,549
Incentive fees	0	0
Professional fees	25,897	27,826
Administrative expenses	1,822	1,441
TOTAL EXPENSES	91,931	100,890
NET INCOME (LOSS)	115,095	$-187,205

NET INCOME (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$59.94	$-84.63

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED March 31, 2018

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL
BALANCES, January 1, 2018	$2,137.272	$3,450,393	$3,450,393
Additional Units Sold	0	0	0
Redemptions	-217.215	-391,313	-391,313
Less Offering Costs	—	0	0
Net profit	—	115,097	115,097
BALANCES, MARCH 31, 2018	$1,920.057	$3,174,177	$3,174,177

Net asset value per unit
January 1, 2018	$1,614.39
Net profit per unit	38.78
Net asset value per unit
March 31, 2018	$1,653.17

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED March 31, 2017

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL
BALANCES, January 1, 2016	$2,211.957	$3,957,148	$3,957,148
Additional Units Sold	0	0	0
Redemptions	0	0	0
Less Offering Costs	—	0	0
Net loss	—	-187,203	-187,203
BALANCES, MARCH 31, 2017	$2,211.957	$3,769,945	$3,769,945

Net asset value per unit
January 1, 2017	$1,788.98
Net loss per unit	-84.63
Net asset value per unit
March 31, 2017	$1,704.35

The accompanying notes are an integral part of these statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2018 AND 2017

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$115,097	$-187,203
Net changes to reconcile net income (loss) to net cash provided (used) by operating activities:
Unrealized gain on open contracts	224,079	93,458
Interest receivable	-1,086	-567
General partner fees payable	-107	-984
Redemption payable	0	-55,511
Management fees payable	-461	-405
Accounts payable & accrued expenses	3,420	-686
Net cash provided (used) in operating activities	340,942	-151,898
Cash flows for financing activities:
Cash Redemptions paid	-391,313	0
Net cash provided (used) by financing activities	-391,313	0
Net decrease in cash and cash equivalents	-50,371	-151,898
Cash and cash equivalents
Beginning of period	3,275,320	3,967,943
End of Period	3,224,949	3,816,045
End of period cash and cash equivalents consist of:
Cash in Banks	9,020	18,252
Cash in broker trading accounts	3,215,929	3,797,793
CASH AND CASH EQUIVALENTS, at end of period	3,224,949	3,816,045

The accompanying notes are an integral part of these statements.

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Notes to the Financial Statements

March 31, 2018

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

The table below demonstrates the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and March 31, 2017:

	Level 1	Level 2	Level 3
Assets at March 31, 2018:

Open positions in futures and option contracts	$13,561

Total assets at fair value	$13,561	$0	$0

	Level 1	Level 2	Level 3
Assets at March 31, 2017:

Open positions in futures and option contracts	$15,631

Total assets at fair value	$15,631	$0	$0

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

See below for such disclosures.

Fair Value of Derivative Instruments

		2018	2017
Speculative Instruments	Location- Statement of Financial Condition	Fair Value	Fair Value
Futures Contracts	Net unrealized gain (loss) on open contracts	$13,561	$15,631

		2018	2017
Speculative Instruments	Location- Statement of Operations	Fair Value	Fair Value
Futures Contracts	Net realized trading gains (losses)	$422,762	$-557
Futures Contracts	Change in unrealized gains (losses)	$-226,242	$-90,081

Asset Derivatives

Balance Sheet Location	Fair Value	# of contracts

Agricultural
Net unrealized trading gains on open contracts	4,655	19
Currencies
Net unrealized trading gains on open contracts	5,867	42
Energy
Net unrealized trading gains on open contracts	7,099	11
Metals
Net unrealized trading gains on open contracts	-21,688	4
Interest rates
Net unrealized trading gains on open contracts	12,038	104
Indices
Net unrealized trading gains on open contracts	-5,053	1
	2,918	181

Liability Derivatives

Balance Sheet Location	Fair Value	# of contracts	Net
Agricultural
Net unrealized trading gains on open contracts	28,077	29	32,732
Currencies
Net unrealized trading gains on open contracts	-9,163	22	-3,296
Energy
Net unrealized trading gains on open contracts	-700	5	6,399
Metals
Net unrealized trading gains on open contracts	4,850	6	-16,838
Interest rates
Net unrealized trading gains on open contracts	-11,070	48	968
Indices
Net unrealized trading gains on open contracts	-1,351	4	-6,404
	10,643	114	13,561

Trading Revenue for the Three Months Ended March 31, 2018

Line Item in Income Statement

Realized	$422,762
Change in unrealized	$-226,242
$196,520

Trading Revenue for the Three Months Ended March 31, 2017

Line Item in Income Statement

Realized	$-557
Change in unrealized	$-90,081
$-90,638

Includes net foreign currency translation gain (loss)

Total average of futures contracts bought and sold

Three months ended March 31, 2018

Total	$422,762
3 month average	$140,921

Total average of futures contracts bought and sold

Three months ended March 31, 2017

Total	$-557
3 month average	$-186

For the three months ended March 31, 2018, the monthly average of futures contracts bought and sold was approximately $140,921.

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

(8) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership’s financial performance for the three months ended March 31, 2018 and March 31, 2017.

	March 31, 2018	March 31, 2017
	Class A	Class A
Total return before distributions*	2.40%	-4.73%
Ratio to average net assets:
Net investment Income (loss)**	-9.73%	-9.86%
Management fees	5.61%	5.32%
Incentive fees	0.00%	0.00%
Other expenses	5.37%	4.99%
Total expenses**	10.98%	10.31%

*Not annualized

**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of March 31, 2018, the statements of operations for the three months ended March 31, 2018 and 2017, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2018 and 2017 and the accompanying notes to the financial statements are unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2018, results of operations for the three months ended March 31, 2018 and 2017, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2018 and 2017. The results of operations for the full three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Each months ended March 31, 2018 compared to each months ended March 31, 2017.

Class A Units were positive 12.35% in January 2018 resulting in a Net Asset Value per unit of $1,813.79 as of January 31, 2018.

Class A Units were negative 1.64% in January 2017 resulting in a Net Asset Value per unit of $1,759.68 as of January 31, 2017.

The Fund had an outsized gain of +12.35% to begin the New Year. Stock indices, currencies, interest rates, energies and softs led the way. There was a small loss in grains with most other sectors flat.

Class A Units were negative 6.73% in February 2018 resulting in a Net Asset Value per unit of $1,691.76 as of February 28, 2018.

Class A Units were positive 3.98% in February 2017 resulting in a Net Asset Value per unit of $1,829.77 as of February 28, 2017.

The Fund had a loss of -6.73% for the month of February. The Fund gave back more than 1/2 the gains from a very robust January. Losses came across the board but mainly in global stock indices and currencies which reversed directions from January. Smaller losses were posted in energies, interest rates and metals.

Class A Units were negative 2.28% in March 2018 resulting in a Net Asset Value per unit of $1,653.17 as of March 31, 2018.

Class A Units were negative 6.85% in March 2017 resulting in a Net Asset Value per unit of $1,704.35 as of March 31, 2017.

Losses came from interest rates, grains, metals and stock indices. Smaller gains came from softs, currencies, energies and meats.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10K of the Partnership dated December 31, 2017.

Item 4. Controls and Procedures

As of March 31, 2018 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s period filings with the Securities and Exchange Commission. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 1A. Risk Factors

There has been no material change with respect to risk factors since the “Risk Factors” were disclosed in the Form 10K of the Partnership dated December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES A UNITS

	Three months	Three months
	ended March 31, 2018	ended March 31, 2018
Units Sold	0	0
Value of Units Sold	$0	$0

1% of the proceeds from the above sales were used to pay the Partnership’s Organization and Offering charge. The remaining 99% was invested in the Partnership.

See Part I, Statement of Changes in Partner’s Capital

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

The partnership has been asked by the SEC to re-audit 2015 financial statements for the Fund.

Item 6. Exhibits and Reports on Form 8-K

a)        Exhibits

Exhibit Number	Description of Document	Page Number
31	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

b)       Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

EVEREST FUND, L.P.

Date: May 15, 2018	By:	Everest Asset Management, Inc.,
its General Partner

	By:	/s/ Peter Lamoureux
Peter Lamoureux
President
21