Form 10-K/A
period 2016-12-31
EVEREST FUND L P
filed 2018-08-13
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

None

EXPLANATORY NOTE

This Amendment on Form 10-K/A (the “Amendment”) amends the 2015 audited financials in the report Form 10-K filed by The Everest Fund, L.P., for year ended December 31, 2016, originally filed with the SEC on March 31, 2017 (the “Original Filing”). This amendment is being filed in order to satisfy the SEC requirement to be audited by a PCAOB registered auditor due to the PCAOB registration being revoked from the previous 2015 auditor.

The Amendment does not modify the financial position, results of operations, changes in partners’ capital or cash flows in the Original Filing.

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

The Commodity Broker has agreed to pay Everest interest on 95% of Everest assets (including open trade equity) deposited with it during a month. The Commodity Broker will retain all excess interest, if any, earned on the Everest assets, above the amount of interest paid to Everest. The interest rate to be paid by the Commodity Broker to Everest is a negotiated rate which has been negotiated between the Commodity Broker and the General Partner. The actual interest income on Everest s assets earned by the Commodity Broker may be greater than or less than the negotiated rate to be paid by the Commodity Broker to Everest. The Commodity Broker will also be responsible for execution and clearance of futures contracts (and possibly certain other Commodity Interests).

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

Item 6. Selected Financial Data

	2012	2013	2014	2015	2016
	(In thousands, except amounts per Unit)
1. Net trading Gain/loss	-3,249	-340	1,500	123	-548
2. Interest and other income	34	4	1	1	9
3. Expenses	992	653	500	562	465
4. Net Income	-4,207	-989	1,001	-438	-1,003
5. Income (Loss)
Per Unit: A Shares	-1,150.01	-322.05	357.75	-175.81	-453.86
6. Total Assets	9,296	6,876	6,898	5,714	4,078
7. Long Term Obligations	0	0	0	0	0
8. Cash Dividend per Unit	0	0	0	0	0
9. Total partners’ capital	8,637	6,332	6,810	5,629	3,957
10. Increase/decrease in NA	-6,387	-2,305	478	-1,181	-1,672

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

See Footnote 9 of the 2016 Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of the Partnership reviews on a daily basis reports of the performance of the Partnership, including monitoring the daily net asset value of the Partnership. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General Partner with assurance that the Partnership, will not suffer trading losses through the Commodity Broker.

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

Results of Operations

Calendar Year 2015

At December 31, 2015 the Partnership had approximately $5.715 million in Class A assets, all of which have been allocated to EMC Capital Advisors, LLC(EMC).

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
28

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

The General Partner is the manager of the Partnership. General Partner receives 0.5% management fees monthly.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

For the year ended December 31, 2015 the aggregate fee billed by Patke & Associates, Ltd., Independent Registered Public Accountant, for professional services rendered for the re-audit of the financial statements included in this annual report was $6,500.

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

Wipfli, LLP for 2016

Patke & Associates, Ltd. for 2015.

b. Statements of Financial Condition, December 31, 2016 and 2015.

c. Statements of Operations, Years Ended December 31, 2016 and 2015.

d. Statements of Changes in Partners’ Capital, Years Ended December 31, 2016 and 2015.

e. Statements of Cash Flows, Years Ended December 31, 2016 and 2015.

f. Condensed Schedule of Investments, December 31, 2016

g. Condensed Schedule of Investments, December 31, 2015

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

Date: August 6, 2018

The Everest Fund, L.P.
By: Everest Asset Management, Inc.
(General Partner)
By: /s/ Peter Lamoureux
Peter Lamoureux, President
Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: August 6, 2018

By: /s/ Peter Lamoureux
Peter Lamoureux, President,
Secretary, Treasurer, and Director
38

Index to Exhibits:

Exhibit No.	Description

3.4	Amended and Restated Agreement of Limited Partnership dated as of May 1, 1995. Advisory Contract between the Partnership, the General Partner and John W. Henry & Company, Inc. dated December 1, 1990.
10.6	Amendment to Advisory Contract between the Partnership, the General Partner and John W. Henry & Company, Inc. dated April 1, 1995.
10.9	Certificate of Limited Partnership for Everest Futures Fund II L.P. dated March 15, 1996.

Limited Partnership Agreement for Everest Futures Fund II L.P. dated as of March 29, 1996.

Confidential Private Placement Memorandum and Disclosure Document dated August 21, 1996.

 Advisory Contract between the Partnership, the General Partner and EMC Capital Management, Inc. dated November 30, 2012.

31	Certification of Director, President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Director, President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

The Everest Fund, L.P.

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

Wipfli LLP

March 29, 2017

Chicago, IL 60606

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

The Everest Fund, L.P.

We have audited the accompanying financial statement of financial condition, including the condensed schedule of investments, of The Everest Fund, L.P. as of December 31, 2015 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Everest Fund, L.P. as of December 31, 2015, and the results of its operations, and changes in partners’ capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Patke & Associates, Ltd.

Lincolnshire, Illinois

August 3, 2018

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

The Everest Fund, L.P.

Statements of Operations

For the Years Ended December 31, 2016 and 2015

	2016	2015
Trading gains (losses):
Net realized trading gains (losses)	($467,104)	$303,901
Change in unrealized gains (losses)	(51,507)	(153,576)
Brokerage commissions & fees	(29,683)	(26,970)
Net gain (loss) from trading	($548,294)	$123,355

Net investment income:
Income:
Interest income	$9,833	$1,113
Total income	$9,833	1,113

Expenses:
Management fees- general partner	$270,314	$348,459
Management fees- advisors	98,490	124,621
Advisor incentive fees	0	0
Professional fees	90,328	80,419
Administrative expenses	6,318	9,066
Total administrative expenses	465,450	562,565

Net investment income (loss)	(455,617)	(561,452)

Net income (loss)	($1,003,911)	($438,097)

Net income (loss) per unit of partner interest	($453.86)	($175.81)

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Statement of Changes in Partners’ Capital

For the Years Ended December 31, 2016 and December 31, 2015

			Net Asset
	Partners’ Equity	Units Outstanding	Value Per Unit

Partners’ equity at December 31, 2014	$6,810,207	2,797.98	$2,433.97

Additions	0.00	0.00

Redemptions	(742,846)	(306.17)

Offering costs	0.00

Net income (loss)	(438,097)

Partners’ equity at December 31, 2015	$5,629,264	2,491.81	$2,259.10

Additions	0.00	0.00

Redemptions	(668,205)	(279.85)

Offering costs	0.00

Net income (loss)	(1,003,911)

Partners’ equity at December 31, 2016	$3,957,148	2,211.96	$1,788.98

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash flows from (for) operating activities
Net income (loss)	($1,003,911)	($438,097)
Net changes to reconcile net income loss to net cash From (for) operating activities:
Unrealized gain (loss) on open contracts	48,496	158,773
Interest receivable	(710)	(365)
General partner fees payable	(6,509)	(5,705)
Management fees payable	(2,801)	(1,868)
Accounts payable & accrued expenses	(2,180)	(3,006)
Net cash from (for) operating activities	($967,615)	($290,268)

Cash flows from (for) financing activities:
Partner additions, net of offering costs	$0	$0
Redemptions paid	(620,903)	(734,637)
Net cash from (for) financing activities	(620,903)	(734,637)

Net change in cash & cash equivalent position	($1,588,518)	($1,024,905)

Cash & investments in marketable securities at January 1st	5,556,461	6,581,366

Cash & investments in marketable securities at December 31st	$3,967,943	$5,556,461

Cash & investment in marketable securities consist of:

Cash at banks	$18,714	$13,442
Cash in broker trading accounts	3,949,229	5,543,019
Total cash & investments in marketable securities	$3,967,943	$5,556,461

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Condensed Schedule of Investments

As of December 31, 2016

	Expiration Date	Number of Contracts	Percent of Partners’ Capital	Unrealized Gain (Loss) on Open Contracts
Long U.S. Futures Contracts
Interest rates	Mar 17-Mar 18	130	0.15%	$5,868
Metals	Mar 17	23	-0.93%	(36,953)
Energy	Feb 17-Mar 17	13	0.46%	18,357
Agriculture	Feb 17-Mar17	41	-0.40%	(15,821)
Currencies	Mar 17	2	-0.13%	(5,190)
Indices	Mar 17	50	1.64%	64,758
Total Long Futures Contracts			0.78%	$31,019

Forward Positions
Currencies			0.00%	0.00

Total Long Positions			0.78%	$31,019

Short U.S. Futures Contracts
Interest Rates	Mar 17-Dec 17	101	-0.08%	($3,256)
Metals	Mar 17	17	0.95%	37,786
Agriculture	Mar 17	31	0.77%	30,423
Currencies	Mar 17-Sep 18	73	0.48%	18,818
Indices	Jan 17	2	-0.14%	(5,701)
Total Short Futures Contracts			1.97%	$78,070

Forward Positions
Currencies			0.00%	0.00

Total Short Positions			1.97%	$78,070

Total Contracts			2.76%	$109,089

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Condensed Schedule of Investments

As of December 31, 2015

				Unrealized
		Number	Percent of	Gain (Loss)
	Expiration	of	Partners’	on Open
	Date	Contracts	Capital	Contracts
Long U.S. Futures Contracts
Interest rates	Mar 16-Mar 17	100	-0.77%	($43,148)
Metals	Mar 16	7	0.05%	2,863
Agriculture	Mar 16	39	-0.19%	(10,842)
Currencies	Mar 16	8	0.14%	8,100
Indices	Mar 16	100	-0.02%	(1,333)
Total Long Futures Contracts			-0.79%	($44,360)

Forward Positions
Currencies			0.00%	0

Total Long Positions			-0.79%	($44,360)

Short U.S. Futures Contracts
Interest Rates	Mar 16-Dec 16	289	-0.33%	($18,847)
Metals	Mar 16-Apr 16	30	0.25%	14,201
Energy	Feb 16-Mar 16	22	0.80%	45,036
Agriculture	Feb 16-Mar 16	89	1.00%	56,446
Currencies	Mar 16-Sep 17	160	1.98%	111,628
Indices	Jan 16-Mar 16	11	-0.12%	(6,519)
Total Short Futures Contracts			3.59%	$201,945

Forward Positions
Currencies			0.00%	0

Total Short Positions			3.59%	$201,945

Total Contracts			2.80%	$157,585

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

Notes to the Financial Statements

For the Years Ended December 31, 2016 and December 31, 2015

1. Nature of Business and Significant Accounting Policies

Nature of Operations

The Everest Fund, L.P. (the “Partnership”) was organized in June 1988 pursuant to the Iowa Uniform Limited Partnership Act for the purpose of engaging in the speculative trading of futures and forward contracts for commodities, financial instruments, stock indexes and currencies, any rights pertaining thereto and any options thereon or on physical commodities. As part of its objective, the Partnership may also engage in hedge, arbitrage and cash trading of commodities and futures. The Partnership may engage in the foregoing business directly, through investing in other funds and Partnerships and through investing in subsidiary limited partnerships or other limited liability entities. The Partnership clears all of its trades through one clearing broker, R.J.O’Brien (the “Clearing Broker”). The Partnership will terminate on December 31, 2020, or upon the occurrence of certain events, as specified in the seventh amended and restated agreement of limited partnership (the “Agreement”).

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

Cash

Cash in broker trading accounts is on deposit at the Clearing Broker. The Partnership at times maintains deposits with financial institutions in amounts that are in excess of federally insured limits; however, the Partnership does not believe it is exposed to any significant credit risk. Margin requirements are satisfied by the deposit of cash with such broker. At December 31, 2016 and 2015, the amount of restricted cash held by the Partnership for margin requirements was $603,477 and $1,124,635, respectively.

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

Income Recognition on Investments

Income on futures contracts and forward contracts are recorded on a trade date basis. Gains (losses) are realized when contracts are liquidated. Unrealized gains (losses) on open contracts are calculated based on the size of a given contract and the difference between the open contract closing price and the price at which the contract was initially purchased or sold. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts, if any, is based on third party quoted dealer values on the Inter-bank market.

Interest income is recognized on an accrual basis.

Note 1, continued

Cash and Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of 90 days or less at the date of acquisition.

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

The Partnership assesses the potential outcome of uncertain tax positions. As of December 31, 2016, management believes the Partnership has no material uncertain tax positions requiring recognition or measurement. The federal and state income tax returns for tax years according to federal and state statutes remain open to examination by taxing authorities through their statutory periods.

Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through August 3, 2018, the date the financial statements were issued.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2016 and 2015, there were no such transfers.

Exchange-traded futures contracts are typically categorized within Level 1 or Level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. Futures contracts that are not actively traded are valued based on quoted prices in markets or by reference to broker or dealer quotations and are generally classified within Level 2 of the fair value hierarchy. All financial instruments listed in the condensed schedules of investments as of December 31, 2016 and 2015 are considered Level 1, measured at fair value on a recurring basis based on quoted prices for identical assets in active markets.

Substantially all of the Partnership’s assets and liabilities are considered financial instruments, and are either already reflected at fair value or are short-term or replaceable on demand. Therefore, their carrying amounts approximate their fair values.

3. Derivative Transactions

The following table identifies the fair value amounts of derivative contracts by type of risk as of December 31, 2016:

	Asset	Liability		Number of
Risk Type	Derivatives	Derivatives	Net	Contracts

Agricultural	$(15,821)	$30,423	$14,602	72
Currencies	(5,190)	18,818	13,628	75
Energy	18,357	—	18,357	13
Indices	64,758	(5,701)	59,057	52
Interest rate	5,868	(3,256)	2,612	231
Metals	(36,953)	37,786	833	40
	$31,019	$78,070	$109,089	483

The following table identifies the fair value amounts of derivative contracts by type of risk as of December 31, 2015:

	Asset	Liability		Number of
Risk Type	Derivatives	Derivatives	Net	Contracts

Agricultural	$67,988	$(22,384)	$45,604	128
Currencies	139,278	(19,550)	119,728	168
Energy	45,036	—	45,036	22
Indices	19,780	(27,632)	(7,852)	111
Interest rate	680	(62,676)	(61,996)	389
Metals	29,427	(12,362)	17,065	37
	$302,189	$(144,604)	$157,585	855

The Partnership does not consider any derivative instruments to be hedging instruments, as those terms are generally understood under U.S. GAAP.

4. Offsetting Assets and Liabilities

As of December 31, 2016 and 2015, the Partnership holds derivative instruments that are eligible for offset in the statements of financial condition and are subject to master netting arrangements. Master netting arrangements allow the counterparty to net applicable collateral held on behalf of the Partnership against applicable liabilities or payment obligations of the Partnership to the counterparty. These arrangements also allow the counterparty to net any of its applicable liabilities or payment obligations it has to the Partnership against any collateral sent to the Partnership.

The following tables provide disclosure regarding the potential effect of offsetting of recognized assets presented in the statements of financial condition.

Offsetting of Derivative Assets

December 31, 2016:			Net Amounts of
		Gross Amounts	Unrealized Gain
	Gross	Offset in the	Presented in the
	Amounts of	Statements of	the Statements of
	Recognized	Financial	Financial
Description	Assets	Condition	Condition
Futures contracts	$176,010	$(66,921)	$109,089

December 31, 2015:			Net Amounts of
		Gross Amounts	Unrealized Gain
	Gross	Offset in the	Presented in the
	Amounts of	Statements of	the Statements of
	Recognized	Financial	Financial
Description	Assets	Condition	Condition
Futures contracts	$302,188	$(144,603)	$157,585

Note 4, continued

Derivative Assets and Collateral Received by Counterparty

December 31, 2016:
Net Amounts of
	Unrealized Gain	Gross Amounts Not Offset in
	Presented in the	the Statements of Financial
	Statements of	Condition
	Financial	Financial	Cash Collateral
Counterparty	Condition	Instruments	Received	Net Amount
R.J. O’Brien	$109,089	$—	$—	$109,089

December 31, 2015:
Net Amounts of
	Unrealized Gain	Gross Amounts Not Offset in
	Presented in the	the Statements of Financial
	Statements of	Condition
	Financial	Financial	Cash Collateral
Counterparty	Condition	Instruments	Received	Net Amount
R.J. O’Brien	$157,585	$—	$—	$157,585

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

6. Fees and Related-Party Transactions

The Partnership pays to its Advisor a monthly management fee of 0.167% of each limited partner’s capital balance as of the end of each month (2.0% per annum) and a quarterly incentive fee equal to 20% of trading profits, as defined. No incentive fee was earned during 2016 and 2015 because no limited partner capital account balances have reached a new high water mark.

The General Partner charges the Partnership a monthly management fee equal to 0.50% (6.0% annually) of the Partnership’s Class A beginning-of-month net asset value (“NAV”) less the Partnership’s brokerage commissions.

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

Note 9, continued

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

10. Financial Highlights

The following information presents per unit operating performance data and other supplemental financial data for the Partnership’s Class A units for the years ended December 31, 2016 and 2015:

	2016	2015
Per unit operating performance:
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$2,259.10	$2,433.97

Net loss from investment operations:
Net realized and unrealized loss on investments	(40.02)	40.46
Net investment loss	(430.10)	(215.33)
Total net loss from investment operations	(470.12)	(174.87)

Net asset value per unit at end of year	$1,788.98	$2,259.10

Total return	(20.81)%	(7.18)%

Ratios as a percentage of average partners' capital:
Expenses	9.46%	9.06%

Net investment loss*	(9.26)%	(9.04)%

*Net investment loss excludes net realized and change in unrealized gain on investments and the related brokerage commissions and exchange fees.

The above ratios have been calculated based upon the unaffiliated average Class A limited partners’ capital for the years ended December 31, 2016 and 2015. Total return is calculated based on the change in value of a unit during the period outstanding. An individual partner’s total return and ratios may vary from the above total return and ratios based on the timing of capital (or unit) transactions.

These financial highlights may not be indicative of the future performance of the Partnership.

