Form 10-Q
period 2018-06-30
EVEREST FUND L P
filed 2018-08-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

For the quarterly period	Commission File Number
ended June 30, 2018	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 North 4th Street, Suite 232, Fairfield, Iowa   52556

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

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Following are Financial Statements for the six months ended June 30, 2018

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

June 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017 (AUDITED)

	UNAUDITED	AUDITED
	June 30, 2018	DECEMBER 31, 2017
ASSETS
Equity in broker trading accounts:
Cash in broker trading accounts	$2,927,245	$3,265,688
Net unrealized trading gains gain on open contracts	76,023	237,641
	3,003,263	3,503,329
Cash	6,347	9,632
Other	3,716	2,633

TOTAL ASSETS	$3,013,331	$3,515,594

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Management fee payable - Advisor	$4,961	$5,760
Management fee payable – General Partner	13,850	15,107
Redemptions payable	0	0
Accrued expenses	22,985	44,335

TOTAL LIABILITIES	41,796	65,201

PARTNERS’ CAPITAL (Net Assets)	2,971,535	3,450,393
Limited partners, A Shares (1,920.06 and 2,137.27 units outstanding)

TOTAL PARTNERS’ CAPITAL	2,971,535	3,450,393

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$3,013,331	$3,515,594

The accompanying notes are an integral part of this financial statement.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

June 30, 2018

UNAUDITED

	EXPIRATION	NUMBER OF	MARKET	% OF PARTNERS’
	DATES	CONTRACTS	VALUE (OTE)	CAPITAL
LONG POSITIONS:
FUTURES POSITION
Interest rates	Sep 18 – Jun 19	95	$6,015	0.20%
Metals	Sep 18	8	(56,516)	-1.90%
Energy	Aug 18 – Sep 18	12	29,416	0.99%
Foods	Sep 18	2	120	0.00%
Grains	Dec 18	1	(88)	0.00%
Financials	Sep 18	19	677	0.02%
			(20,376)	-0.69%
Total long positions

SHORT POSITIONS:
FUTURES POSITIONS
Metals	Aug 18 – Oct 18	15	40,767	1.37%
Agriculture	Nov 18	6	(575)	-.02%
Foods	Sep 18 – Oct 18	12	5,971	0.20%
Grains	Aug 18	21	4,788	0.16%
Currencies	Sep 18	47	43,337	1.46%
Financials	Sep 18	2	2,110	0.07%

Total short positions			96,398	3.24%

TOTAL Net unrealized gain on futures contracts–United States			$76,023	2.56%

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2017
(AUDITED)

AUDITED	Expiration Dates	Number of Contracts	Market Value (OTE)	% of Partners’ Capital
LONG POSITIONS:
FUTURES POSITIONS
Interest rates	Mar 18 - Mar 19	118	($15,230)	-0.44%
Metals	Feb 18 - Mar 18	17	56,308	1.63%
Energy	Feb 18 - Mar 18	22	62,427	1.81%
Agriculture	Feb 18 - Mar 18	18	21,620	0.63%
Currencies	Mar 18	25	21,173	0.61%
Indices	Jan 18 - Mar 18	31	55,891	1.62%
			202,189	5.86%
Total long positions			202,189	5.86%

SHORT POSITIONS
FUTURES POSITIONS

Interest rates	Mar 18 - Mar 19	96	(6,549)	-0.19%
Metals	Apr 18	4	(2,320)	-0.07%
Energy	Feb 18	5	3,350	0.10%
Agriculture	Feb 18 - Mar 18	90	8,308	0.24%
Currencies	Mar 18- Sep 19	89	20,845	0.60%
Indices	Mar 18	11	11,818	0.34%
			35,452	1.02%
Total short positions			35,452	1.02%
Total net unrealized gain on futures contracts – United States			$237,641	6.88%

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED June 30, 2018 AND 2017

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	June 30, 2018	June 30, 2017
TRADING INCOME (LOSS)
Net realized trading (loss)	$-184,368	$-4,974
Change in net unrealized trading gain (loss)	59,937	-64,812
Brokerage commissions	-4,486	-6,995

NET TRADING (LOSS)	-128,917	-76,782

Interest income, net of cash management fees	11,775	5,659
TOTAL (LOSS)	-117,142	-71,123

EXPENSES:
Management fee - General Partner	42,310	49,564
Management fee - Advisor	15,286	18,603
Professional fees	26,326	26,640
Administrative expenses	1,577	2,519
TOTAL EXPENSES	85,499	97,327
NET (LOSS)	$-202,641	$-168,450

NET (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$-105.54	$-77.07

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

UNAUDITED

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2018	JUNE 30, 2017
TRADING INCOME (LOSS)
Net realized trading gain	$242,543	$1,879
Change in net unrealized trading (loss)	(166,305)	(154,893)
Brokerage Commissions	(8,634)	(14,406)
NET TRADING INCOME (LOSS)	67,604	(167,420)

Interest income, net of cash management fees	22,281	9,982
TOTAL INCOME (LOSS)	89,885	(157,438)
EXPENSES:
General partner management fees	89,267	101,638
Advisor Management fees	32,542	38,152
Incentive fees	0	0
Professional fees	52,222	54,466
Administrative expenses	3,399	3,959
TOTAL EXPENSES	177,430	198,216
NET (LOSS)	$(87,545)	$(355,653)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST	$-45.59	$-162.73

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2018

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL
BALANCES, January 1, 2018	$2,137.27	$3,450,393	$3,450,393
Additional Units Sold	0	0	0
Redemptions	(217.21)	(391,313)	(391,313)
Less Offering Costs	—	0	0
Net (loss)	—	(87,545)	(87,545)
BALANCES, JUNE 30, 2018	$1,920.06	$2,971,535	$2,971,535

Net asset value per unit January 1, 2018	$1,614.39
Net (loss) per unit	(66.76)
Net asset value per unit JUNE 30, 2018	$1,547.63

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2017

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL
BALANCES, January 1, 2017	$2,211.96	$3,957,148	$3,957,148
Additional Units Sold	0	0	0
Redemptions	(26.38)	(43,784)	(43,784)
Less Offering Costs	—	0	0
Net (loss)	—	(355,653)	(355,653)
BALANCES, June 30, 2017	$2,185.58	$3,557,711	$3,557,711

Net asset value per unit January 1, 2017	$1,788.98
Net (loss) per unit	(161.17)
Net asset value per unit June 30, 2017	$1,627.81

The accompanying notes are an integral part of these financial statements.

EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

UNAUDITED

	SIX MONTHS ENDED	SIX MONTHS ENDED
	June 30, 2018	June 30, 2017
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(87,545)	$(355,653)
Net changes to reconcile net income (loss) to net cash provided (used) by operating activities:
Unrealized gain on open contracts	161,619	165,436
Interest receivable	(1,083)	(870)
Management fee payable - General partner	(1,257)	(2,228)
Management fee payable - Advisor	(799)	(714)
Accrued expenses	(21,350)	2,312
Net cash provided by (used in) operating activities	49,585	(191,717)

Cash flows for financing activities:
Cash Redemptions paid	(391,313)	(71,742)
Net cash (used in) financing activities	(391,313)	(71,742)
Net decrease in cash and cash equivalents	(341,728)	(263,459)
Cash and cash equivalents
Beginning of period	3,275,320	3,967,943
End of Period	$2,933,592	$3,704,484
End of period cash and cash equivalents consist of:
Cash at Banks	$6,347	$15,860
Cash in broker trading accounts	2,927,245	3,688,624
CASH AND CASH EQUIVALENTS, at end of period	$2,933,592	$3,704,484

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Notes to the Financial Statements

June 30, 2018

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent short-term highly liquid investments with maturities of 90 days or less at the date of acquisition. The Partnership maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Partnership does not believe it is exposed to any significant credit risk.

Redemptions Payable

Pursuant to the provisions of FASB ASC 480, Distinguishing Liabilities from Equity, redemptions approved by the General Partner prior to month end with a fixed effective date and fixed amount are recorded as redemptions payable as of month end.

Fair Value of Financial Instruments

The financial instruments held by the Partnership are reported in the statements of financial condition at fair value, or at carrying amounts that approximate fair value, due to their highly liquid nature and short-term maturity.

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

Subsequent Events

Management of the Partnership has evaluated subsequent events through the dated the financial statements were filed. There were no subsequent events to disclose or record.

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

All financial instruments listed in the condensed schedule of investments as of June 30, 2018 and December 31, 2017 are considered Level 1, measured at fair value on a recurring basis on quoted prices for identical assets in active markets.

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

(6) DERIVATIVE INSTRUMENTS

In the normal course of business, the Partnership engages in trading derivatives by purchasing and selling futures contracts and options on future contracts for its own account. All such trading is effectuated as speculative as opposed to hedging. The Partnership has adopted the provisions of Accounting Standards Codification 815, Derivatives & Hedging, which requires enhanced disclosures about the objectives and strategies for using derivatives and quantitative disclosures about the fair value amounts, and gains and losses on derivatives.

See below for such disclosures.

The following table identifies the fair value amounts of derivative contracts by type of risk as of June 30, 2018:

Risk Type	Asset Derivatives	Liability Derivatives	Net	Number of Contracts
Agricultural	$12,671	$(2,455)	$10,216	42
Currencies	48,990	(5,653)	43,337	47
Energy	29,416	—	29,416	12
Indices	14,511	(11,724)	2,787	21
Interest rates	7,068	(1,053)	6,015	95
Metals	41,208	(56,956)	(15,748)	23
	$153,864	$(77,841)	$76,023	240

The following table identifies the fair value amounts of derivative contracts by type of risk as of December 31, 2017:

Risk Type	Asset Derivatives	Liability Derivatives	Net	Number of Contracts
Agricultural	$21,620	$8,308	$29,928	108
Currencies	21,173	20,845	42,018	114
Energy	62,427	3,350	65,777	27
Indices	55,891	11,818	67,709	42
Interest rates	(15,231)	(6,549)	(21,780)	214
Metals	56,309	(2,320)	53,989	21
	$202,189	$35,452	$237,641	526

Total average of futures contracts bought and sold

Six months ended June 30, 2018

Total	$233,909
6 month average	$38,985

Total average of futures contracts bought and sold

Six months ended June 30, 2017

Total	$-12,527
6 month average	$-2,088

For the six months ended June 30, 2018, the monthly average of futures contracts bought and sold was approximately $38,985.

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

(8) FINANCIAL HIGHLIGHTS

The following financial highlights show the Partnership’s financial performance for the six months ended June 30, 2018 and June 30, 2017.

	June 30, 2018	June 30, 2017
	Class A	Class A
Per unit operating performance:
Net asset per unit at beginning of period	$1,614.39	$1,788.98

Net gain (loss) from investment operations:

Net realized and unrealized gain (loss) on investments	12.46	(76.02)
Net investment gain (loss)	(79.22)	(85.15)
Total net gain (loss) from investment operations	(66.76)	(161.17)
Net asset value per unit at the end of period	$1,547.63	$1,627.81
Total return before distributions*	-4.14%	-9.01%
Ratio to average net assets:
Net investment Income (loss)**	-9.63%	-9.85%
Expenses**	11.01%	10.37%

*Not annualized

**Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of June 30, 2018, the statements of operations for the three months ended June 30, 2018 and 2017, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended June 30, 2018 and 2017 and the accompanying notes to the financial statements are unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2018, results of operations for the three months ended June 30, 2018 and 2017, cash flows and changes in partners’ capital (net asset value) for the three months ended June 30, 2018 and 2017. The results of operations for the full three months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Each months ended June 30, 2018 compared to each months ended June 30, 2017.

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

Class A Units were negative 0.64% in April 2018 resulting in a Net Asset Value per unit of $1,642.54 as of April 30, 2018.

Class A Units were negative 0.31% in April 2017 resulting in a Net Asset Value per unit of $1,699.15 as of April 30, 2017.

The Fund was down 0.64% in April as gains in energies, softs and stock indices were not enough to overcome losses in interest rates, currencies, metals, meats and grains.

With the exception of energies, markets remain directionless overall, and reactive to news out of Washington on trade and arms negotiations.

Class A Units were negative 3.89% in May 2018 resulting in a Net Asset Value per unit of $1,578.65 as of May 31, 2018.

Class A Units were positive 1.10% in May 2017 resulting in a Net Asset Value per unit of $1,717.81 as of May 31, 2017.

Then Fund had a loss of 3.89% in May coming from positions in stock indices, interest rates, grains and currencies. Smaller gains came in energies and softs.

Among other things, on again off again then on again threats of tariffs and then actual tariffs played havoc on the above markets, especially at the end of the month.

Class A Units were negative 1.97% in June 2018 resulting in a Net Asset Value per unit of $1,547.63 as of June 30, 2018.

Class A Units were negative 5.24% in June 2017 resulting in a Net Asset Value per unit of $1,627.81 as of June 30, 2017.

Then Fund had a loss of -1.97% in June. A large gain in currencies was not enough to offset larger overall losses from almost every other sector in June. Declines came from softs, interest rates, energies, metals and stock indices.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10K of the Partnership dated December 31, 2017.

Item 4. Controls and Procedures

As of June 30, 2018 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s period filings with the Securities and Exchange Commission. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 1A. Risk Factors

There has been no material change with respect to risk factors since the “Risk Factors” were disclosed in the Form 10K of the Partnership dated December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES A UNITS

	Six months	Six months
	ended June 30, 2018	ended June 30, 2017
Units Sold	0	0
Value of Units Sold	$0	$0

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

EVEREST FUND, L.P.

Date: August 14, 2018	By:	Everest Asset Management, Inc.,
its General Partner

	By:	/s/ Peter Lamoureux
Peter Lamoureux
President
20