Form 10-Q
period 2018-09-30
EVEREST FUND L P
filed 2018-11-14
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934

For the quarterly period	Commission File Number
ended September 30, 2018	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 North 4th Street, Suite 232, Fairfield, Iowa   52556

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

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Following are Financial Statements for the nine months ended September 30, 2018

THE EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

September 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017 (AUDITED)

	UNAUDITED	AUDITED
	September 30, 2018	DECEMBER 31, 2017
ASSETS

Equity in broker trading accounts:
Cash in broker trading accounts	$2,772,858	$3,265,688
Net unrealized trading gains gain on open contracts	164,348	237,641
	2,937,206	3,503,329
Cash	11,751	9,632

Other	3,825	2,633

TOTAL ASSETS	$2,952,782	$3,515,594
LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Management fee payable - Advisor	$4,866	$5,760
Management fee payable – General Partner	12,638	15,107
Redemptions payable	167,020	0
Accrued expenses	20,419	44,335

TOTAL LIABILITIES	204,943	65,201

PARTNERS’ CAPITAL (Net Assets)	2,747,839	3,450,393
Limited partners, A Shares (1,806.53 and 2,137.27 units outstanding)

TOTAL PARTNERS’ CAPITAL	2,747,839	3,450,393

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,952,782	$3,515,594

The accompanying notes are an integral part of these financial statement.

THE EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2018

UNAUDITED

	EXPIRATION	NUMBER OF	MARKET	% OF PARTNERS’
	DATES	CONTRACTS	VALUE (OTE)	CAPITAL
LONG POSITIONS:
FUTURES POSITION
Interest rates	Dec 18 - Sep 19	60	$(5,384)	-0.20%
Metals	Dec 18	4	14,060	0.51%
Energy	Nov 18 - Dec 18	27	68,375	2.49%
Grains	Dec 18	1	(638)	-0.02%
Livestock	Nov 18 - Dec 18	3	2,020	0.07%
Currencies	Dec 18	11	(9,555)	-0.35%
Financials	Dec 18	23	72,169	2.63%

Total long positions			$141,047	5.13%

SHORT POSITIONS:
FUTURES POSITIONS

Interest rates	Dec 18 - Jun 20	114	$9,888	0.36%
Metals	Dec 18 - Jan 19	11	(8,955)	-0.33%
Agriculture	Nov 18	2	(371)	-0.01%
Foods	Nov 18 - Dec 18	7	19,534	0.71%
Grains	Dec 18 - Jan 19	19	(455)	-0.02%
Currencies	Dec 18 - Jun 20	110	21,111	0.77%
Financials	Dec 18	7	(17,451)	-0.63%

Total short positions			$23,301	0.85%

TOTAL Net unrealized gain on futures contracts – United States			$164,348	5.98%

The accompanying notes are an integral part of these financial statements.

THE EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2017
(AUDITED)

AUDITED	Expiration Dates	Number of Contracts	Market Value (OTE)	% of Partners’ Capital
LONG POSITIONS:
FUTURES POSITIONS
Interest rates	Mar 18 - Mar 19	118	$(15,230)	-0.44%
Metals	Feb 18 - Mar 18	17	56,308	1.63%
Energy	Feb 18 - Mar 18	22	62,427	1.81%
Agriculture	Feb 18 - Mar 18	18	21,620	0.63%
Currencies	Mar 18	25	21,173	0.61%
Indices	Jan 18 - Mar 18	31	55,891	1.62%
			202,189	5.86%
Total long positions			202,189	5.86%

SHORT POSITIONS
FUTURES POSITIONS

Interest rates	Mar 18 - Mar 19	96	(6,549)	-0.19%
Metals	Apr 18	4	(2,320)	-0.07%
Energy	Feb 18	5	3,350	0.10%
Agriculture	Feb 18 - Mar 18	90	8,308	0.24%
Currencies	Mar 18 - Sep 19	89	20,845	0.60%
Indices	Mar 18	11	11,818	0.34%
			35,452	1.02%
Total short positions			35,452	1.02%
Total net unrealized gain on futures contracts – United States			$237,641	6.88%

The accompanying notes are an integral part of these financial statements.

THE EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED September 30, 2018 AND 2017

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	September 30, 2018	September 30, 2017
TRADING INCOME (LOSS)
Net realized trading (loss)	$(65,822)	$(294,873)
Change in net unrealized trading gain (loss)	87,943	150,339
Brokerage commissions	(4,858)	(6,867)

NET TRADING GAIN (LOSS)	17,263	(151,401)

Interest income, net of cash management fees	12,331	6,982

TOTAL INCOME (LOSS)	29,594	(144,419)

EXPENSES:
General Partner management fees	39,511	46,612
Advisor management fees	14,729	17,463
Professional fees	24,559	25,342
Administrative expenses	1,708	1,626

TOTAL EXPENSES	80,507	91,043

NET (LOSS)	$(50,913)	$(235,462)

NET (LOSS) PER UNIT OF PARTNERSHIP INTEREST	$(28.18)	$(108.39)

The accompanying notes are an integral part of these financial statements.

THE EVEREST FUND, L.P.

(AN IOWA LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

UNAUDITED

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 30, 2017
TRADING INCOME (LOSS)
Net realized trading gain	$176,721	$(292,994)
Change in net unrealized trading (loss)	(78,362)	(4,554)
Brokerage commissions	(13,492)	(21,273)

NET TRADING INCOME (LOSS)	84,867	(318,821)

Interest income, net of cash management fees	34,613	16,964

TOTAL INCOME (LOSS)	119,480	(301,857)

EXPENSES:
General partner management fees	128,777	148,249
Advisor management fees	47,271	55,615
Professional fees	76,782	79,808
Administrative expenses	5,108	5,586

TOTAL EXPENSES	257,938	289,258

NET (LOSS)	$(138,458)	$(591,115)

NET LOSS PER UNIT OF PARTNERSHIP INTEREST	$(76.64)	$(272.10)

The accompanying notes are an integral part of these financial statements.

THE EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL
BALANCES, January 1, 2018	$2,137.27	$3,450,393	$3,450,393
Additional Units Sold	0	0	0
Redemptions	(330.74)	(564,096)	(564,096)
Less Offering Costs	—	0	0
Net (loss)	—	(138,458)	(138,458)

BALANCES, September 30, 2018	$1,806.53	$2,747,839	$2,747,839

Net asset value per unit January 1, 2018	$1,614.39
Net (loss) per unit	(93.33)

Net asset value per unit SEPTEMBER 30, 2018	$1,521.06

The accompanying notes are an integral part of these financial statements.

THE EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

UNAUDITED

	UNITS	LIMITED PTRS
	A SHARES	A SHARES	TOTAL
BALANCES, January 1, 2017	$2,211.96	$3,957,148	$3,957,148
Additional Units Sold	0	0	0
Redemptions	(39.57)	(64,264)	(64,264)
Less Offering Costs	—	0	0
Net (loss)	—	(591,115)	(591,115)

BALANCES, September 30, 2017	$2,172.39	$3,301,770	$3,301,770

Net asset value per unit January 1, 2017	$1,788.98
Net (loss) per unit	(269.10)

Net asset value per unit September 30, 2017	$1,519.88

The accompanying notes are an integral part of these financial statements.

THE EVEREST FUND, L.P.

(An Iowa Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

UNAUDITED

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2018	SEPTEMBER 30, 2017
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(138,458)	$(591,115)
Net changes to reconcile net income (loss) to net cash provided (used) by operating activities:
Unrealized loss on open contracts	73,293	17,860
Interest receivable	(1,192)	(1,037)
Management fee payable - General partner	(2,469)	(3,605)
Management fee payable - Advisor	(893)	(1,163)
Accrued expenses	(23,916)	(2,847)

Net cash provided by (used in) operating activities	(93,635)	(581,907)

Cash flows for financing activities:
Cash Redemptions paid	(397,076)	(105,285)

Net cash (used in) financing activities	(397,076)	(105,285)

Net decrease in cash and cash equivalents	(490,711)	(687,192)
Cash and cash equivalents
Beginning of period	3,275,320	3,967,943
End of Period	2,784,609	3,280,751
End of period cash and cash equivalents consist of:
Cash at Banks	11,751	10,189
Cash in broker trading accounts	2,772,858	3,270,562

CASH AND CASH EQUIVALENTS, at end of period	2,784,609	3,280,751

The accompanying notes are an integral part of these financial statements.

The Everest Fund, L.P.

(an Iowa Limited Partnership)

Notes to the Financial Statements

September 30, 2018

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

On November 1, 2018 the Partnership suspended trading and the General Partner began the process of withdrawing as General Partner of the Fund. This will effectively shut down the Partnership. All positions were closed in an orderly manner on November 1, 2018 and the Asian and European positions were closed on November 2, 2018. Foreign currencies were converted to US Dollars on November 5, 2018. This concludes all trading and open positions in the Partnership. The Partnership still has some positions that the London Metal Exchange (LME) needs to settle on December 19, 2018. The results of those trades are known as they have been offset but the exchange still needs to settle them.

The suspension of trading was triggered, in accordance with the Partnership’s Offering Memorandum and letters from the General Partner, by a large and sudden decline in Net Asset Value (NAV) which superseded the ’suspension of trading’ level. This was due to volatile trading in October and the first day of November 2018. The Partnership will calculate an NAV for October 2018 as usual within the first 10-12 days of November 2018. As soon as is practical and possible thereafter the Partnership will calculate the same for the trading in November 2018. Once final NAV is determined, approximately 95% of investor monies will be returned. The holdback will be in order to pay for the final audit, K-1 tax forms and Partnership operating costs, which we estimate will be completed by end of March 2019. As soon as practical after that, the remaining monies, if any, will be returned to the investors.

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

Cash

Cash in broker trading accounts is on deposit at the Clearing Broker. The Partnership at times maintains deposits with financial institutions in amounts that are in excess of federally insured limits; however, the Partnership does not believe it is exposed to any significant credit risk. Margin requirements are satisfied by the deposit of cash with such broker. At September 30, 2018 and December 31, 2017, the amount of restricted cash held by the Partnership for margin requirements was $480,477 and $602,280, respectively.

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

The Partnership assesses the potential outcome of uncertain tax positions. As of September 30, 2018, management believes the Partnership has no material uncertain tax positions requiring recognition or measurement. The federal and state income tax returns for tax years according to federal and state statutes remain open to examination by taxing authorities through their statutory periods.

Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through November 14, 2018, the date the financial statements were issued. As described in the Nature of Operations footnote, the Partnership suspended trading November 1, 2018 and is in the process of closing.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the nine months ended December 31, 2018 and year ended December 31, 2017, there were no such transfers.

Exchange-traded futures contracts are typically categorized within Level 1 or Level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. Futures contracts that are not actively traded are valued based on quoted prices in markets or by reference to broker or dealer quotations and are generally classified within Level 2 of the fair value hierarchy. All financial instruments listed in the condensed schedules of investments as of September 30, 2018 and December 31, 2017 are considered Level 1, measured at fair value on a recurring basis based on quoted prices for identical assets in active markets.

Substantially all of the Partnership’s assets and liabilities are considered financial instruments, and are either already reflected at fair value or are short-term or replaceable on demand. Therefore, their carrying amounts approximate their fair values.

3. Derivative Transactions

The following table identifies the fair value amounts of derivative contracts by type of risk as of September 30, 2018:

Risk Type	Asset Derivatives	Liability Derivatives	Net	Number of Contracts
Agricultural	$21,774	$(1,684)	$20,090	32
Currencies	42,989	(31,433)	11,556	121
Energy	68,375	0	68,375	27
Indices	72,169	(17,450)	54,719	30
Interest rates	14,601	(10,098)	4,503	174
Metals	29,418	(24,313)	5,105	15
	$249,326	$(84,978)	164,348	399

The following table identifies the fair value amounts of derivative contracts by type of risk as of December 31, 2017:

Risk Type	Asset Derivatives	Liability Derivatives	Net	Number of Contracts
Agricultural	$21,620	$8,308	$29,928	108
Currencies	21,173	20,845	42,018	114
Energy	62,427	3,350	65,777	27
Indices	55,891	11,818	67,709	42
Interest rates	(15,231)	(6,549)	(21,780)	214
Metals	56,309	(2,320)	53,989	21
	$202,189	$35,452	$237,641	526

The Partnership does not consider any derivative instruments to be hedging instruments, as those terms are generally understood under U.S. GAAP.

4. Offsetting Assets and Liabilities

As of September 30, 2018 and December 31, 2017, the Partnership holds derivative instruments that are eligible for offset in the statements of financial condition and are subject to master netting arrangements. Master netting arrangements allow the counterparty to net applicable collateral held on behalf of the Partnership against applicable liabilities or payment obligations of the Partnership to the counterparty. These arrangements also allow the counterparty to net any of its applicable liabilities or payment obligations it has to the Partnership against any collateral sent to the Partnership.

The following tables provide disclosure regarding the potential effect of offsetting of recognized assets presented in the statements of financial condition.

Offsetting of Derivative Assets

September 30, 2018

		Gross Amounts	Net Amounts of Unrealized Gain
	Gross	Offset in the	Presented in the
	Amounts of	Statements of	statements of
	Recognized	Financial	Financial
Description	Assets	Condition	Condition
Futures contracts	$249,326	$(84,978)	$164,348

December 31, 2017
		Gross Amounts	Net Amounts of Unrealized Gain
	Gross	Offset in the	Presented in the
	Amounts of	Statements of	statements of
	Recognized	Financial	Financial
Description	Assets	Condition	Condition
Futures contracts	$261,741	$(24,100)	$237,641

Derivative Assets and Collateral Received by Counterparty

September 30, 2018

Net Amounts of
Unrealized Gain
	Presented in the statements of	Gross Amounts Not Offset in the Statements of Financial Condition
	Financial	Financial	Cash Collateral
Counterparty	Condition	Instruments	Received	Net Amount
R.J. O’Brien	$164,348	$—	$—	$164,348

December 30, 2017
Net Amounts of
Unrealized Gain
	Presented in the statements of	Gross Amounts Not Offset in the Statements of Financial Condition
	Financial	Financial	Cash Collateral
Counterparty	Condition	Instruments	Received	Net Amount
R.J. O’Brien	$237,641	$—	$—	$237,641

5. Limited Partnership Agreement

Pursuant to the terms of the seventh amended and restated agreement of limited partnership (the “Agreement”), dated and effective as of May 1, 2004, net income and losses are allocated to the partners in accordance with each partner’s ownership percentage.

Generally, a limited partner may withdraw all or a portion of its capital only as of the close of business on the last day of a fiscal month, provided they have given at least 15 days’ prior written notice, although the General Partner may in its sole discretion accept at other times. Also see a description of withdrawals due to suspension of trading in the Nature of Operations footnote.

6. Fees and Related-Party Transactions

The Partnership pays its Advisor a monthly management fee of 0.167% of each limited partner’s capital balance as of the end of each month (2.0% per annum) and a quarterly incentive fee equal to 20% of trading profits, as defined. No incentive fee was earned during the nine months ended September 30, 2018 and year ended December 31, 2017 because no limited partner capital account balances have reached a new high water mark.

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

10. Financial Highlights

The following financial highlights show the Partnership’s financial performance for the nine months ended September 30, 2018 and September 30, 2017.

	September 30, 2018	September 30, 2017
	Class A	Class A
Per unit operating performance:
Net asset per unit at beginning of period	$1,614.39	$1,788.98

Net gain (loss) from investment operations:

Net realized and unrealized gain (loss) on investments	21.42	(145.46)
Net investment gain (loss)	(114.75)	(123.64)

Total net gain (loss) from investment operations	(93.33)	(269.10)

Net asset value per unit at the end of period	$1,521.06	$1,519.88

Total return *	-5.78%	-15.04%
Ratio to average net assets:
Net investment Income (loss)**	-9.54%	-9.76%

Expenses**	11.02%	10.37%

* Not annualized
** Annualized

Interim Financial Statements

The statements of financial condition, including the consolidated schedule of investments, as of September 30, 2018, the statements of operations for the three and nine months ended September 30, 2018 and 2017, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2018 and 2017 and the accompanying notes to the financial statements are unaudited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2018, results of operations for the three and nine months ended September 30, 2018 and 2017, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2018 and 2017. The results of operations for the full three months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-k as filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Each months ended September 30, 2018 compared to each months ended September 30, 2017.

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

Class A Units were negative 1.14% in July 31, 2018 resulting in a Net Asset Value per unit of $1,530.04 as of July 31, 2018.

Class A Units were positive 0.28% in July 31, 2017 resulting in a Net Asset Value per unit of $1,632.42 as of July 31, 2017.

On the 19th of July, the Fund was hit with losses from interest rate and currency market dislocations after President Trump’s comment that the Fed should not be raising rates. The administration also blasted China and the EU for manipulating their currencies. The losses came primarily from the currencies and long term fixed income sectors. Long positions in the US dollar sold off against most major currencies and global fixed income declined as well.

Class A Units were positive 1.10% in August 31, 2018 resulting in a Net Asset Value per unit of $1,546.89 as of August 31, 2018.

Class A Units were positive 0.24% in August 31, 2017 resulting in a Net Asset Value per unit of $1,636.28 as of August 31, 2017.

The profit came in metals, as precious metals declined and gold broke through technical support of $1,200 per oz. Gains also came from energies and currencies. Smaller losses were sustained in interest rates and grains.

Class A Units were negative 1.67% in September 30, 2018 resulting in a Net Asset Value per unit of $1,521.06 as of September 30, 2018.

Class A Units were negative 7.11% in September 30, 2017 resulting in a Net Asset Value per unit of $1,519.88 as of September 30, 2017.

Gains in energies and global stock indices were overshadowed by larger losses in interest rates, currencies, softs and to a lesser extent, metals.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change with respect to market risk since the “Quantitative and Qualitative Disclosures About Market Risk” was made in the Form 10K of the Partnership dated December 31, 2017.

Item 4. Controls and Procedures

As of September 30, 2018 an evaluation was performed by the company under the supervision and with the participation of management, including the President of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s period filings with the Securities and Exchange Commission. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect those internal controls subsequent to the date the company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Partnership, nor the General Partner, is party to any pending material legal proceeding.

Item 1A. Risk Factors

There has been no material change with respect to risk factors since the “Risk Factors” were disclosed in the Form 10K of the Partnership dated December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES A UNITS

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Units Sold	0	0
Value of Units Sold	$0	$0

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

EVEREST FUND, L.P.

Date: November 14, 2018	By:	Everest Asset Management, Inc.,
its General Partner

	By:	/s/ Peter Lamoureux
Peter Lamoureux
President
23