Form 10-K
period 2018-12-31
EVEREST FUND L P
filed 2019-04-15
CIK 837919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	Commission File Number
December 31, 2018	0-17555

The Everest Fund, L.P.

(Exact name of registrant as specified in its charter)

Iowa	42-1318186
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter: $0.

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

Poor performance in October 2018 and the first day of November 2018 triggered a suspension of trading in accordance with the Partnership’s offering memorandum and the General Partner’s communications to investors in 2012. Most US trading positions were closed in an orderly manner on that day, and the Asian and European positions were closed on Friday, November 2nd. Foreign currencies were converted to US Dollars on Monday, November 5th. The Partnership terminated EMC Capital Management (EMC) and closed down. Positions on the London Metal Exchange were settled on December 19, 2018. Accounts at the Clearing Broker were closed on December 28, 2018.

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

R.J. O’Brien and Associates, LLC (RJO) currently acts as Everest’s commodity broker. RJO offices are located at 222 South Riverside Plaza, Suite 900, Chicago, Illinois 60606. The Everest Fund, L.P. has closed it’s accounts with R.J. O’Brien and Associates, LLC (RJO) as of December 28, 2018. All class A shares were redeemed and 95% redemptions were paid by December 31, 2018.

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

The Commodity Broker has agreed to pay Everest interest on 95% of Everest assets (including open trade equity) deposited with it during a month at the average of 91-day U.S. Treasury Bills purchased by the Commodity Broker during each month. The Commodity Broker will retain all excess interest, if any, earned on the Everest assets, above the amount of interest paid to Everest. The interest rate to be paid by the Commodity Broker to Everest is a negotiated rate which has been negotiated between the Commodity Broker and the General Partner. The actual interest income on Everest’s assets earned by the Commodity Broker may be greater than or less than the negotiated rate to be paid by the Commodity Broker to Everest. The Commodity Broker will also be responsible for execution and clearance of futures contracts (and possibly certain other Commodity Interests).

The Partnership pays no selling commission but does pay an ongoing compensation fee equal to 3% of the Net Asset Value of Class A Units sold, unless waived in whole or in part by the General Partner, to the selling agents in connection with the sale of the Units. The Partnership is obligated to pay its periodic operating expenses and extraordinary expenses. Although those expenses will vary depending on the Partnership’s size, it is estimated that the periodic operating expenses will be approximately $111,000 annually. Extraordinary expenses for these purposes include expenses associated with significant non-recurring litigation including, but not limited to, class action suits and suits involving the indemnification provisions of the Agreement of Limited Partnership or any other agreement to which the Partnership is a party. By their nature, the dollar amount of extraordinary expenses cannot be estimated. All expenses shall be billed directly and paid for by the Partnership. The Partnership’s operating expenses for the years 2018-2017 can be found in the table in Item 6 below.

As of December 31, 2018, the General Partner had two full-time employees and one part-time employee. Further, the General Partner, in its capacity as a CFTC regulated commodity pool operator, contracts certain services of research, administration, client support and management information systems and analysis to outside service providers.

The Partnership’s business constitutes only one segment for financial reporting purposes; and the purpose of the Partnership is to trade, buy, sell, spread or otherwise acquire, hold or dispose of Commodity Interests including futures contracts, forward contracts, physical commodities and related options thereon. The objective of the Partnership’s business is appreciation of its assets through speculative trading in such Commodity Interests. Financial information about the Partnership’s business, as of December 31, 2018 is set forth under Items 6 and 7 herein.

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

(b) As of December 31, 2018, there were 0 Class A Units held by Limited Partners. A total of 0 Class A units were purchased by Limited Partners during 2018. A total of 2,137.271 Units were redeemed by Class A Limited Partners during 2018. In December 2018 the Fund distributed 95% of class A shares to all it’s Partners. A 5% “hold back” was sent to the Partners by April 2019, minus per partner pro rata share of the Fund operating expenses which included 2018 year-end audit work and preparation of tax information (K1s).

RECENT SALES OF UNREGISTERED SECURITIES IN 2018 A UNITS

2018	1st quarter	2nd quarter	3rd quarter	4th quarter
Units Sold	0	0	0	0
Value of Units Sold	$0.00	$0.00	$0.00	$0.00

RECENT SALES OF UNREGISTERED SECURITIES IN 2017 A UNITS

2017	1st quarter	2nd quarter	3rd quarter	4th quarter
Units Sold	0	0	0	0
Value of Units Sold	$0.00	$0.00	$0.00	$0.00

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

Item 6. Selected Financial Data

	2014	2015	2016	2017	2018
(In thousands, except amounts per Unit)
1. Net trading Gain/loss	1,500	123	-548	-32	-132
2. Interest and other income	1	1	9	24	45
3. Expenses	500	562	465	378	336
4. Net Income	1,001	-438	-1,003	-386	-423
5. Income (Loss) Per Unit: A Shares	357.75	-175.81	-453.86	-180.75	-604.83
6. Total Assets	6,898	5,714	4,078	3,515	157
7. Long Term Obligations	0	0	0	0	0
8. Cash Dividend per Unit	0	0	0	0	0
9. Total partners’ capital	6,810	5,629	3,957	3,450	0
10. Increase/decrease in NAV	478	-1,181	-1,672	-507	-3,450

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

For the year ended December 31, 2018, Limited Partners redeemed a total of 2,137.271 Class A Units for $3,027,056. During 2018, investors purchased 0 Class A Units.

The Partnership trades on recognized global futures exchanges. In addition, the Partnership trades over the counter contracts in the form of forward foreign currency transactions.

See Footnote 9 of the 2018 Financial Statements for procedures established by the General Partner to monitor and minimize market and credit risks for the Partnership. The General Partner of the Partnership reviews on a daily basis reports of the performance of the Partnership, including monitoring the daily net asset value of the Partnership. The financial situation of the Commodity Broker is monitored on a monthly basis to monitor specific credit risks. The Commodity Broker does not engage in proprietary trading and thus has no direct market exposure which provides the General Partner with assurance that the Partnership, will not suffer trading losses through the Commodity Broker.

Results of Operations

Calendar Year 2018

At December 31, 2018 the Partnership had approximately $0.00 in Class A assets.

The Partnership recorded a loss of $423,336 or $604.83 per Class A unit, for the year 2018. That represents a loss of 37.5% for the year.

The Partnership discontinued to employ advisor EMC Capital Advisors, LLC’s (EMC) Classic Program through December 31, 2018.

On November 1st, 2018 Everest suspended trading, terminated EMC Capital Management (EMC) and closed down the partnership.

Class A Units were positive +12.35% in January 2018 resulting in a Net Asset Value per unit of $1,813.79 as of January 31, 2018.

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

Class A Units were negative 5.07%. in October 31, 2018 resulting in a Net Asset Value per unit of $1, 443.91 as of October 31, 2018. Sharply reversing markets were brutal for trend following systems in October. Despite a large gain from currencies, the Fund sustained larger overall losses in energies, interest rates, grains, softs, metals, and stock indices.

The losses in October combined with a large down day November 1, 2018 have triggered a ’suspension of trading’ event for the Fund. The General Partner, Everest Asset Management, Inc., instructed the CTA firm EMC to liquidate all positions in an orderly way. Most US trading positions were closed in an orderly manner on that day, and the Asian and European positions were closed on Friday, November 2nd. Foreign currencies were converted to US Dollars on Monday, November 5th. This concluded all trading activity in the Fund. The Fund still had some positions that the London Metal Exchange (LME) that were to settled on December 19th, 2018. The Fund notified all limited partners regarding the event and redeemed all Class A shares and distributed 95% of finals redemptions as of December 31, 2018.

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

As of December 31, 2017, the total capitalization of the Partnership was approximately $3,450,393 all in Class A Shares.

December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$0	0%
Energies	$0	0%
Financial Stock Indices	$0	0%
Interest Rates	$0	0%
Metals	$0	0%
Currencies	$0	0%
Total	$0	0%

December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization
Commodities	$92,942.49	2.69%
Energies	$70,797.20	2.05%
Financial Stock Indices	$95,230.65	2.76%
Interest Rates	$211,815.36	6.14%
Metals	$67,631.79	1.96%
Currencies	$63,911.03	1.85%
Total	$602,328.53	17.46%
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

The Partnership holds a portion of its assets in cash on deposit with RJO trading account(“RJO”) and substantial remainder on deposit with RJO Cash account. The Partnership has cash flow risk on these cash deposits because if interest rates decline, so will the interest paid out by RJO at the 91-day Treasury bill rate. As of December 31, 2018, the Partnership had approximately $0 in cash on deposit with RJO accounts.

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

The following were the primary trading risk exposures of the Partnership as of December 31,2018, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2018.

Foreign Currency Balances. The primary foreign currency balances of the Partnership are in Japanese yen, Euros, British pounds and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month).

Cash Position. The Partnership holds a portion of its assets in cash at R.J. O’Brien and Associates, LLC (RJO) trading account. 95% of these assets earn interest at the average rate paid on 91-day U.S. Treasury Bills purchased during the month. Substantially all of reminder is held at RJO in a separate cash account. At December 31, 2018 0% of the Partnership’s capital funds were deposited at the cash account at RJO. The RJO accounts were closed as of December 31, 2018. The Partnership receives 90% of the 30-day rate on 91-day U.S. Treasury bill rate.

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

THE EVEREST FUND, LIMITED PARTNERSHIP

Supplementary Summarized Quarterly Data

For the four Quarters for 2018 and 2017.

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	Class A	Class A	Class A	Class A
Net Income	$115,097	$-202,642	$-50,913	$-284,879
Increase in Net
Asset Value Per Unit	$38.78	$-105.54	$-26.57	$-511.50
Net Asset Value Per Unit	$1,653.17	$1,547.63	$1,521.06	$1,009.56	*
Ending Net Asset Value	$3,174,177	$2,971,535	$2,747,839	$0

*Net asset value per unit is calculated just prior to final redemptions.

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	Class A	Class A	Class A	Class A
Net Income	$-187,203	$-168,450	$-235,462	$204,806
Increase in Net
Asset Value Per Unit	$-84.63	$-76.54	$-107.93	$94.51
Net Asset Value Per Unit	$1,704.35	$1,627.81	$1,519.88	$1,614.39
Ending Net Asset Value	$3,769,945	$3,557,711	$3,301,770	$3,450,393

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures Evaluation of Disclosure Controls and Procedures

The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including its principal executive Officer, Peter Lamoureux, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as contemplated by Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended. Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based on their evaluation as of December 31, 2018, the General Partner’s principal executive officer and principal financial officer concluded that the Partnership’s disclosure controls and procedures were effective.

Changes In Internal Control Over Financial Reporting

There was no change in the Partnership’s internal control Over financial reporting in the 12 months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2018, the Partnership’s internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

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

The officer and director of the General Partner as of December 31, 2018 is listed below:

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

Item 12. Security Ownership of Certain Owners and Management and Related Stockholder Matters.

(a) As of December 31, 2018 there were two partners known to the Partnership to own beneficially more than 5% of the outstanding Units prior to the final redemptions:

1532	Alan L Schoolcraft	41.8%
1538	RBRF Limited Partnership	14.4%

(b) As of December 31, 2018, management ownership prior to the final redemptions was: by Peter Lamoureux with 3.868 class A units. This represents 4.30% of class A units of the Partnership.

(c) As of December 31, 2018, no arrangements were known to the Partnership, including no pledge by any person of Units of the Partnership or shares of the General Partner or the affiliates of the General Partners, such that a change in control of the Partnership may occur at a subsequent date.

Item 13. Certain Relationships and Related Transactions.

(a) None other than the compensation arrangements described herein.

(b) None.

(c) None.

The Partnership filed Registration Statements on Form S-18 and Form 10, therefore this information is not required to be included.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the year ended December 31, 2018 the aggregate fee billed by Patke & Associates, Ltd. Independent Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

For the year ended December 31, 2017 the aggregate fee billed by Wipfli,LLP Independent Registered Public Accountant, for professional services rendered for the audit of the financial statements included in this annual report was $13,300.

Audit Related Fees

None.

Tax Fees

The audit committee pre-approved all fees for the Everest Partnership, L.P. for fiscal year 2018 and 2017.

For the year ended December 31, 2018, the aggregate fees billed by Patke & Associates, Ltd. for federal and state tax return preparation totaled $7,000.

For the year ended December 31, 2017, the aggregate fees billed by Wipfli,LLP for federal and state tax return preparation totaled $7,000.

All Other Fees

None.

Part IV

Item 15. Exhibits, Financial Statement, Schedules.

(a) The following documents are included herein:

(1) Financial Statements:

a. Report of Independent Registered Public Accounting Firm:

Patke & Associates, Ltd. for 2018 and Wipfli, LLP for 2017

b. Statements of Financial Condition, December 31, 2018 and 2017.

c. Condensed Schedules of Investments, December 31, 2017.

d. Statements of Operations, Years Ended December 31, 2018 and 2017.

e. Statements of Changes in Partners’ Capital, Years Ended December 31, 2018 and 2017.

f. Statements of Cash Flows, Years Ended December 31, 2018 and 2017.

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

Date: April 1, 2019

The Everest Fund, L.P.

By: Everest Asset Management, Inc.

(General Partner)

By: /s/ Peter Lamoureux

Peter Lamoureux, President

Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: April 1, 2019

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

December 31, 2018 and 2017

The Everest Fund, L.P.

The Everest Fund, L.P.

OATH OR AFFIRMATION OF THE COMMODITY POOL OPERATOR

To the best of my knowledge and belief, the information contained in the attached financial statements for the years ended December 31, 2018 and 2017 is accurate and complete.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management believes that, as of December 31, 2018, the Partnership’s internal control over financial reporting is effective.

There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the CEAct that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

The Everest Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of The Everest Fund, L.P. (the Partnership) as of December 31, 2018 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018, and the results of its operations, changes in partners’ capital and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Partnership’s auditor since 2018.

Lincolnshire, Illinois

April 1, 2019

3

Report of Independent Registered Public Accounting Firm

To the Partners of The Everest Fund, L.P.

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of The Everest Fund, L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2017, and the related statement of operations and changes in partners’ capital for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017, and the results of its operations for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

March 31, 2018

Chicago, IL

4

The Everest Fund, L.P.

Statements of Financial Condition

December 31, 2018 and 2017

	2018	2017
ASSETS

Equity in broker trading accounts:
Cash	$0	$2,663,408
Restricted cash	0	602,280
Net unrealized gain on open futures contracts	0	237,641
	0	3,503,329
Cash	156,621	9,632
Interest receivable	0	2,633
Total Assets	$156,621	$3,515,594

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES
Redemptions payable	$106,328	$0
Management fee payable - General Partner	0	15,107
Management fee payable - Advisor	0	5,760
Accrued expenses	50,293	44,335
Total Liabilities	156,621	65,201

PARTNERS’ CAPITAL

Class A units: 0 and 2,137.27 units outstanding, respectively	0	3,450,393

Total Liabilities and Partners’ Capital	$156,621	$3,515,594

The accompanying notes are an integral part of these financial statements.

5

The Everest Fund, L.P.

Condensed Schedule of Investments

December 31, 2017

	Number of Contracts	Expiration Date	Unrealized Gain (Loss)	Percent of Partners’ Capital
Futures Contracts

Long Contracts – United States

Interest rates	118	Mar 18 - Mar 19	($15,230)	-0.44%
Metals	17	Feb 18 - Mar18	56,308	1.63
Energy	22	Feb 18 - Mar 18	62,427	1.81
Agriculture	18	Feb 18 - Mar 18	21,620	0.63
Currencies	25	Mar 18	21,173	0.61
Indices	31	Jan 18 - Mar 18	55,891	1.62
Total Long Contracts – United States			202,189	5.86

Short Contracts – United States

Interest Rates	96	Mar 18 - Mar 19	(6,549)	-0.19
Metals	4	Apr 18	(2,320)	-0.07
Energy	5	Feb 18	3,350	0.10
Agriculture	90	Feb 18 - Mar 18	8,308	0.24
Currencies	89	Mar 18 - Sep 19	20,845	0.60
Indices	11	Mar 18	11,818	0.34
Total Short Contracts – United States			35,452	1.02

Total Net Unrealized Gain on Futures Contracts - United States			$237,641	6.89%

The accompanying notes are an integral part of these financial statements.

6

The Everest Fund, L.P.

Statements of Operations

Years Ended December 31, 2018 and 2017

	2018	2017
Trading loss:
Net realized gain (loss)	$125,346	($143,951)
Net change in unrealized gain (loss)	(241,855)	138,092
Brokerage commissions and exchange fees	(15,565)	(26,668)
Net trading loss	(132,074)	(32,527)

Investment loss:
Income:
Interest income	44,701	24,366

Expenses:
Management fee - General Partner	142,617	193,306
Management fee - Advisor	52,319	72,802
Professional fees and other	141,027	112,040
	335,963	378,148

Net investment loss	(291,262)	(353,782)

Net loss	$(423,336)	$(386,309)

The accompanying notes are an integral part of these financial statements.
7

The Everest Fund, L.P.

Statements of Changes in Partners’ Capital

Years Ended December 31, 2018 and 2017

	Limited Partners	Units Outstanding	Partners’ Capital per Unit
December 31, 2016	$3,957,148	2,211.96	$1,788.98

Redemptions	(120,446)	(74.69)

Net loss	(386,309)

December 31, 2017	3,450,393	2,137.27	1,614.39

Redemptions	(3,027,057)	(2,137.27)

Net loss	(423,336)

December 31, 2018	$0	0	$0

The accompanying notes are an integral part of these financial statements.
8

The Everest Fund, L.P.

Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	2018	2017
Cash flows from (for) operating activities
Net loss	($423,336)	($386,309)
Net changes to reconcile net loss to net cash (used) by operating activities:
Unrealized gain (loss) on open contracts	237,641	(128,552)
Interest receivable	2,633	(1,462)
General partner fees payable	(15,107)	(3,319)
Management fees payable	(5,760)	(939)
Accounts payable & accrued expenses	5,958	3,916
Net cash (used) by operating activities	(197,971)	(516,665)

Cash flows from (for) financing activities:
Partner additions, net of offering costs	0	0
Redemptions paid	(2,920,728)	(175,958)
Net cash from (for) financing activities	(2,920,728)	(175,958)

Net change in cash & cash equivalent position	(3,118,699)	(692,623)

Cash & investments in marketable securities at January 1st	3,275,320	3,967,943

Cash & investments in marketable securities at December 31st	$156,621	$3,275,320

Cash & investment in marketable securities consist of:

Cash at banks	$156,621	$9,632
Cash in broker trading accounts	0	3,265,688
Total cash & marketable securities	$156,621	$3,275,320

The accompanying notes are an integral part of these financial statements.
9

The Everest Fund, L.P.

Notes to Financial Statements

Years Ended December 31, 2018 and 2017

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

On November 1, 2018 a suspension of trading event was triggered for the Partnership. The General Partner instructed the CTA firm to liquidate all positions in an orderly way. Most US trading positions were closed in an orderly manner on that day, and the Asian and European positions were closed on November 2, 2018. Positions on the London Metal Exchange were settled on December 19, 2018. Accounts at the Clearing Broker were closed on December 28, 2018.

As of December 31, 2018, all Class A limited partners units had been redeemed. Final redemptions were $2,453,822, of which $106,328 remained payable. As of April 2019, all redemptions had been paid.

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

10

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

Restricted Cash

Amounts due from broker may be restricted to the extent they serve as deposits for investments sold, not yet purchased and to satisfy margin requirements. At December 31, 2018 and 2017, the amount of restricted cash held by the Partnership for margin requirements was $0 and $602,280 respectively.

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

11

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

The Partnership assesses the potential outcome of uncertain tax positions. As of December 31, 2018, management believes the Partnership has no material uncertain tax positions requiring recognition or measurement. The federal and state income tax returns for tax years according to federal and state statutes remain open to examination by taxing authorities through their statutory periods.

12

Note 1, continued

Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through April 1, 2019, the date the financial statements were issued. See a description of the Partnership closure and distribution of remaining assets in Note 1.

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

The Partnership assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2018 and 2017, there were no such transfers.

13

Note 2, continued

Exchange-traded futures contracts are typically categorized within Level 1 or Level 2 of the fair value hierarchy depending on whether or not they are deemed to be actively traded. Futures contracts that are not actively traded are valued based on quoted prices in markets or by reference to broker or dealer quotations and are generally classified within Level 2 of the fair value hierarchy. All financial instruments listed in the condensed schedules of investments as of December 31, 2018 and 2017 are considered Level 1, measured at fair value on a recurring basis based on quoted prices for identical assets in active markets.

Substantially all of the Partnership’s assets and liabilities are considered financial instruments, and are either already reflected at fair value or are short-term or replaceable on demand. Therefore, their carrying amounts approximate their fair values.

3. Derivative Transactions

The Partnership had no open derivative contracts as of December 31, 2018:

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
14

Note 3, continued

All of the Partnership’s trading during 2018 and 2017 involved derivative financial instruments.

The Partnership does not consider any derivative instruments to be hedging instruments, as those terms are generally understood under U.S. GAAP.

4. Offsetting Assets and Liabilities

As of December 31, 2017, the Partnership held derivative instruments that were eligible for offset in the statements of financial condition and are subject to master netting arrangements. Master netting arrangements allow the counterparty to net applicable collateral held on behalf of the Partnership against applicable liabilities or payment obligations of the Partnership to the counterparty. These arrangements also allow the counterparty to net any of its applicable liabilities or payment obligations it has to the Partnership against any collateral sent to the Partnership.

The following tables provide disclosure regarding the potential effect of offsetting of recognized assets presented in the statements of financial condition.

Offsetting of Derivative Assets

December 31, 2017:
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Unrealized Gain Presented in the the Statements of Financial Condition

Futures contracts	$261,741	$(24,100)	$237,641
15

Note 4, continued

Derivative Assets and Collateral Received by Counterparty

December 31, 2017:
	Net Amounts of Unrealized Gain Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
R.J. O’Brien	$237,641	$—	$—	$237,641

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

6. Fees and Related-Party Transactions

The Partnership pays its Advisor a monthly management fee of 0.167% of each limited partner’s capital balance as of the end of each month (2.0% per annum) and a quarterly incentive fee equal to 20% of trading profits, as defined. No incentive fee was earned during 2018 and 2017 because no limited partner capital account balances have reached a new high water mark.

The General Partner charges the Partnership a monthly management fee equal to 0.50% (6.0% annually) of the Partnership’s Class A beginning-of-month NAV.

16

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

17

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

10. Financial Highlights

The following information presents per unit operating performance data and other supplemental financial data for the Partnership’s Class A units for the years ended December 31, 2018 and 2017:

	2018	2017
Per unit operating performance
(for a unit outstanding throughout the entire year)
Net asset value per unit at beginning of year	$1,614.39	$1,788.98

Net loss from investment operations	(98.67)	(14.70)

Net investment loss	(506.16)	(159.89)
Total net loss from investment operations	(604.83)	(174.59)

Net asset value per unit at end of year	$1,009.56	$1,614.39

Total return	(37.5)%	(9.76)%

Ratios as a percentage of average partner’s capital:
Expenses	12.83%	10.36%

Net investment loss*	(11.12)%	(9.69)%
18

Note 10, continued

*Net investment loss excludes net realized and change in unrealized gain on investments and the related brokerage commissions and exchange fees.

The above ratios have been calculated based upon the average Class A limited partners’ capital for the years ended December 31, 2018 and 2017. Total return is calculated based on the change in value of a unit during the period outstanding. An individual partner’s total return and ratios may vary from the above total return and ratios based on the timing of capital (or unit) transactions.

These financial highlights may not be indicative of the future performance of the Partnership.

19